Form 10-Q
period 1994-03-31
AMERICAN GENERAL FINANCE INC
filed 1994-05-02
CIK 25600

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q



 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1994

     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________ .



                       Commission file number 1-7422


                       American General Finance, Inc.
            (Exact name of registrant as specified in its charter)



             Indiana                               35-1313922
     (State of Incorporation)         (I.R.S. Employer Identification No.)


601 N.W. Second Street, Evansville, IN                     47708
(Address of principal executive offices)                 (Zip Code)


     Registrant's telephone number, including area code:  (812) 424-8031



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

As of May 2, 1994, there were 2,000,000 shares of registrant's common stock, $.50 par value, outstanding.

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed consolidated financial statements of American General Finance, Inc. are presented on pages 3 through 6.

               American General Finance, Inc. and Subsidiaries

                    Condensed Consolidated Balance Sheets


                                               March 31,    December 31,
                                                  1994          1993
Assets                                          (dollars in thousands)

Finance receivables, net of unearned
  finance charges:
    Loans:
      Real estate loans                      $2,623,239       $2,641,879
      Non-real estate loans                   2,350,052        2,318,102
    Retail sales contracts                      959,639          922,856
    Credit cards                                765,845          691,151

Net finance receivables                       6,698,775        6,573,988
  Deduct allowance for finance
    receivable losses                           190,456          183,756
Net finance receivables, less allowance
  for finance receivable losses               6,508,319        6,390,232

Marketable securities                           688,708          699,697
Cash and cash equivalents                        38,824           48,374
Goodwill                                        297,369          299,653
Other assets                                    212,306          220,819

Total assets                                 $7,745,526       $7,658,775


Liabilities and Shareholder's Equity

Long-term debt                               $3,905,364       $4,018,797
Short-term notes payable:
  Commercial paper                            1,853,889        1,643,961
  Banks and other                               182,780          171,000
Investment certificates                           9,179            9,406
Insurance claims and
  policyholder liabilities                      422,719          415,488
Other liabilities                               194,487          231,737
Accrued taxes                                    71,155           57,686

Total liabilities                             6,639,573        6,548,075

Shareholder's equity:
  Common stock                                    1,000            1,000
  Additional paid-in capital                    616,021          616,021
  Net unrealized investment gains                 9,031           33,740
  Retained earnings                             479,901          459,939

Total shareholder's equity                    1,105,953        1,110,700

Total liabilities and shareholder's equity   $7,745,526       $7,658,775


See Notes to Condensed Consolidated Financial Statements.

              American General Finance, Inc. and Subsidiaries

                Condensed Consolidated Statements of Income



                                               Three Months Ended
                                                    March 31,
                                               1994          1993
                                             (dollars in thousands)

Revenues
  Finance charges                            $281,441      $263,482
  Insurance                                    39,404        32,924
  Other                                        14,742        14,509

Total revenues                                335,587       310,915

Expenses
  Interest expense                             93,025        95,650
  Operating expenses                           90,301        86,584
  Provision for finance
    receivable losses                          43,080        32,828
  Insurance losses and loss
    adjustment expenses                        23,163        18,536

Total expenses                                249,569       233,598

Income before provision for
  income taxes and cumulative
  effect of accounting changes                 86,018        77,317

Provision for Income Taxes                     32,856        28,904

Income before cumulative
  effect of accounting changes                 53,162        48,413

Cumulative Effect of
  Accounting Changes                              -          12,652


Net Income                                   $ 53,162      $ 35,761




See Notes to Condensed Consolidated Financial Statements.

               American General Finance, Inc. and Subsidiaries

               Condensed Consolidated Statements of Cash Flows


                                                      Three Months Ended
                                                           March 31,
                                                       1994          1993
                                                     (dollars in thousands)
Cash Flows from Operating Activities
Net income                                           $ 53,162     $ 35,761
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses            43,080       32,828
    Depreciation and amortization                      32,166       25,650
    Deferral of finance receivable
      origination costs                               (20,128)     (14,529)
    Deferred federal income tax benefit                (2,730)        (978)
    Change in other assets and other liabilities       19,322       19,190
    Change in insurance claims and
      policyholder liabilities                          7,231       26,756
    Other, net                                         33,986       27,762
Net cash provided by operating activities             166,089      152,440

Cash Flows from Investing Activities
  Finance receivables originated or purchased      (1,242,967)  (1,059,035)
  Principal collections on finance receivables      1,071,616      920,106
  Marketable securities purchased                     (52,192)     (70,225)
  Marketable securities called, matured and sold       26,235       34,901
  Other, net                                           (3,897)      (8,204)
Net cash used for investing activities               (201,205)    (182,457)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt             64,526      404,849
  Repayment of long-term debt                        (179,041)    (279,092)
  Change in investment certificates                      (227)      (2,699)
  Change in short-term notes payable                  221,708      (54,753)
  Dividends paid                                      (81,400)     (41,600)
Net cash provided by financing activities              25,566       26,705

Decrease in cash and cash equivalents                  (9,550)      (3,312)
Cash and cash equivalents at beginning of period       48,374       43,584

Cash and cash equivalents at end of period           $ 38,824     $ 40,272


Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                  $ 19,342     $  8,417

  Interest paid                                      $ 97,168     $111,156




See Notes to Condensed Consolidated Financial Statements.

               American General Finance, Inc. and Subsidiaries

             Notes to Condensed Consolidated Financial Statements

                               March 31, 1994



Note 1.  Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. These condensed consolidated financial statements include the accounts of American General Finance, Inc. (AGFI) and all of its subsidiaries (the Company). The subsidiaries are all wholly-owned, and all intercompany items have been eliminated. Per share information is not included because AGFI is a wholly-owned subsidiary of American General Corporation (American General).


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position at March 31, 1994 and December 31, 1993, the consolidated results of operations for the three months ended March 31, 1994 and 1993, and the consolidated cash flows for the three months ended March 31, 1994 and 1993. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Certain amounts in the 1993 condensed consolidated financial statements have been reclassified to conform to the 1994 presentation. Amounts previously reported in the 1993 first quarter Form 10-Q have been restated for the adoption of Statement of Financial Accounting Standards 112, "Employers' Accounting for Postemployment Benefits", which was implemented effective January 1, 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Overview.   The Company believes that its overall sources of liquidity will continue to be sufficient to satisfy its foreseeable financial obligations.

Operating Activities. The Condensed Consolidated Statements of Cash Flows included in Item 1. herein indicate the adjustments for non-cash items in order to reconcile net income to net cash from operating activities. Such non-cash items include the provision for finance receivable losses, the depreciation and amortization of assets, the deferral of finance receivable origination costs, the change in other assets and other liabilities and the change in insurance claims and policyholder liabilities.

Net cash flows from operating activities include the receipt of finance charges on finance receivables and the payment of interest on borrowings, the payment of operating expenses and income taxes, the receipt of insurance premiums and payment of contractual obligations to policyholders, and net investment revenue. The Company's increase in finance charges for the three months ended March 31, 1994, when compared to the same period in 1993, reflects an increase in average finance receivables net of unearned finance charges (ANR) and an increase in yield (finance charges annualized as a percentage of ANR). The decline in interest expense for the three months ended March 31, 1994, when compared to the same period in 1993, reflects a decline in both short-term and long-term borrowing cost which more than offset the increase in average borrowings. The increase in operating expenses for the three months ended March 31, 1994, when compared to the same period in 1993, reflects an increase in data processing and salaries expense.

Investing Activities. Net cash flows from investing activities include funding finance receivables originated or purchased, which is the Company's primary requirement for cash, and principal collections on finance receivables, which is the Company's primary source of cash. Finance receivables originated or purchased increased for the three months ended March 31, 1994, when compared to the same period in 1993, primarily due to business development efforts. Principal collections on finance receivables increased for the three months ended March 31, 1994, when compared to the same period in 1993, primarily due to the higher level of ANR. Also included in net cash flows from investing activities are the marketable securities purchased and sold by the insurance operations.

Financing Activities. To the extent net cash flows from operating activities do not match net cash flows from investing activities, the Company adjusts its financing activities accordingly. Net cash flows from financing activities include proceeds from issuance of long-term debt and short-term debt as major sources of funds, and repayment of such borrowings and the payment of dividends as major uses of funds. The ability of AGFI to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries. The Company's issuances of long-term debt and the increase in short-term notes payable for the three months ended March 31, 1994 reflect the funding of asset growth and maturing issues of long-term obligations.

The Company's principal borrowing subsidiary is American General Finance Corporation (AGFC), a direct, wholly-owned subsidiary of AGFI. AGFC obtains funds by the issuance of commercial paper, long-term debt, and through bank borrowings. AGFC is a party to various interest conversion agreements, which are used to manage its exposure to the volatility of short-term interest rates. On a portfolio basis, the Company attempts generally to match the cash flows of its debt to those anticipated for its finance receivables. Fixed-rate finance receivables are generally funded with fixed-rate debt while floating-rate finance receivables are generally funded with commercial paper. Some of the long-term debt agreements of AGFC contain restrictive covenants which limit the amount of various levels of debt based upon maintenance of defined ratios.

Credit Facilities. Credit facilities are maintained to support the issuance of commercial paper by AGFC and as an additional source of funds for operating requirements. At March 31, 1994, the Company had committed credit facilities of $390.0 million and was an eligible borrower under a $2.1 billion committed credit facility extended to American General and certain of its subsidiaries. The annual commitment fees for all committed facilities range from .075% to .1875%. At March 31, 1994, the Company also had $526.0 million of uncommitted credit facilities and was an eligible borrower under $240.0 million of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any amounts outstanding thereunder. At March 31, 1994, Company borrowings outstanding under all credit facilities were $308.5 million with remaining availability to the Company of $2.4 billion in committed facilities and $502.5 million in uncommitted facilities.


Selected Financial Statistics

The following table sets forth certain selected financial information and ratios of the Company and illustrates certain aspects of the Company's business for the periods indicated:
                                              Three Months Ended
                                                   March 31,
                                             1994            1993
                                            (dollars in thousands)
Average finance receivables
  net of unearned finance
  charges (ANR)                            $6,616,849    $6,250,980

Average borrowings                         $5,878,901    $5,605,678

Finance charges (annualized)
  as a percentage of ANR
  (yield)                                      17.15%        16.89%

Interest expense (annualized)
  as a percentage of average
  borrowings (borrowing cost)                   6.34%         6.85%

Spread between yield and
  borrowing cost                               10.81%        10.04%

Insurance revenues (annualized)
  as a percentage of ANR                        2.38%         2.11%

Selected Financial Statistics Continued

                                              Three Months Ended
                                                   March 31,
                                             1994            1993

Operating expenses (annualized)
  as a percentage of ANR                        5.46%         5.54%

Return on average assets
  (annualized)                                  2.76%         1.96%

Return on average assets
  before deducting cumulative
  effect of accounting changes
  (annualized)                                  2.76%         2.66%

Return on average equity
  (annualized)                                 18.90%        13.50%

Return on average equity
  before deducting cumulative
  effect of accounting changes
  (annualized)                                 18.90%        18.26%

Net charge-offs (annualized)
  as a percentage of ANR
  (charge-off ratio)                            2.21%         1.92%

Ratio of earnings to fixed
  charges (refer to Exhibit 12
  in Item 6. herein for
  calculations)                                 1.90          1.79



                                                 At March 31,
                                             1994            1993

Finance receivables any portion of
  which was 60 days or more past due
  (delinquency) as a percentage of
  related receivables (including
  unearned finance charges and
  excluding deferred origination
  costs, a fair value adjustment
  on finance receivables and
  accrued interest)                            2.38%         2.11%

Allowance for finance receivable
  losses as a percentage of net
  finance receivables                          2.84%         2.61%

Debt to equity ratio                           5.38          5.29

Analysis of Operating Results

Net income was $53.2 million for the three months ended March 31, 1994, compared to $35.8 million for the same 1993 period. Income before cumulative effect of accounting changes was $53.2 million for the three months ended March 31, 1994, compared to $48.4 million for the same 1993 period.

Finance Charges. Changes in finance charge revenues, the principal component of total revenues, are a function of period to period changes in the levels of ANR and yield. ANR for the three months ended March 31, 1994 increased when compared to the same period in 1993. Finance receivables increased primarily due to finance receivables originated or renewed by the Company due to business development efforts. The yield during the three months ended March 31, 1994 also increased when compared to the same period in 1993 primarily due to increased emphasis on higher-rate non-real estate secured loans.

Insurance Revenues. Insurance revenues increased for the three months ended March 31, 1994, when compared to the same period in 1993, primarily due to an increase in earned premiums. Earned premiums increased primarily due to increased written premiums in prior periods, resulting from increased loan activity, and reinsurance assumptions.

Other Revenues. Other revenues for the three months ended March 31, 1994 increased when compared to the same period in 1993 primarily due to a decrease in writedowns on real estate foreclosures partially offset by a slight decrease in investment revenue. The slight decrease in investment revenue resulted from a decline in investment yields partially offset by an increase in invested assets. Investment yields declined primarily due to the low interest rate environment which caused some higher-yielding investments to be called. The proceeds of the called investments were reinvested at then current rates.

Interest Expense. Changes in interest expense are a function of period to period changes in borrowing cost and average borrowings. The borrowing cost for the three months ended March 31, 1994 decreased when compared to the same period in 1993 due to lower short-term interest rates and the issuance of long-term debt at rates lower than the rates on fixed-rate obligations maturing, redeemed or that remain outstanding. Average borrowings for the three months ended March 31, 1994 increased when compared to the same period in 1993 primarily to fund asset growth.

Operating Expenses. Operating expenses for the three months ended March 31, 1994 increased when compared to the same period in 1993. The increase was primarily due to increases in data processing and salaries expense. The increase in data processing expense was primarily due to equipment expenses resulting from a branch office automation program. The increase in salaries expense was primarily due to merit increases and an increase in staffing. Staffing increased to support the Company's growth. The increase in operating expenses was partially offset by an increase in deferral of finance receivable origination costs.

Provision for Finance Receivable Losses. Provision for finance receivable losses for the three months ended March 31, 1994 increased when compared to the same period in 1993, due to an increase in net charge-offs and amounts provided for the allowance for finance receivable losses. Net charge-offs increased primarily due to the increased proportion of non-real estate loans in the direct loan portfolio and the increase in ANR. Non-real estate loans are higher-yielding but generally have higher charge-off rates. The allowance for finance receivable losses increased primarily to bring the balance to appropriate levels based upon the balance of finance receivables, portfolio mix, levels of delinquency, net charge-offs, and the economic climate.

Insurance Losses and Loss Adjustment Expenses. Insurance losses and loss adjustment expenses for the three months ended March 31, 1994 increased when compared to the same period in 1993 primarily due to increased claims and reserves resulting from the increase in premiums written due to increased loan activity and reinsurance assumptions.

Provision for Income Taxes. Provision for income taxes for the three months ended March 31, 1994 increased when compared to the same period in 1993, primarily due to higher taxable income and the 1% corporate tax rate increase enacted August 10, 1993.

Cumulative Effect of Accounting Changes. The adoption of three new accounting standards resulted in a cumulative adjustment effective January 1, 1993 consisting of a one-time charge to earnings of $12.7 million. Other than the cumulative effect, adoption of these new accounting standards have not had a material effect on net income and are not expected to have a material impact in the future.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

On March 22, 1994, a subsidiary of AGFI and a subsidiary of AGFC were named as defendants in The People of the State of California ("California") v. Luis Ochoa, Skeeters Automotive, Morris Plan, Creditway of America, Inc., and American General Finance, filed in the Superior Court of California, County of San Joaquin, Case No. 271130. California seeks injunctive relief, a civil penalty of not less than $5,000 per day or not less than $250,000 for violation of its Health and Safety Code in connection with the failure to register and remove underground storage tanks on property acquired through a foreclosure proceeding by a subsidiary of AGFI, and a civil penalty of $2,500 for each act of unfair competition prohibited by its Business and Professions Code, but not less than $250,000, plus costs. The subsidiaries have not yet been served with process and are in the initial stages of analyzing the claims.

The Company is a defendant in various other lawsuits arising in the normal course of business. The Company believes it has valid defenses to these lawsuits and is defending them vigorously. The Company also believes that the total amounts that would ultimately have to be paid, if any, arising from these lawsuits would have no material effect on its consolidated financial position or its consolidated results of operations.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

    (12) Computation of ratio of earnings to fixed charges.

(b) Reports on Form 8-K.

         No Current Reports on Form 8-K were filed during the first quarter of 1994.

                                 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMERICAN GENERAL FINANCE, INC.
                                                  (Registrant)



Date:  May 2, 1994                       By /s/ Philip M. Hanley
                                                Philip M. Hanley*
                                            Senior Vice President and Chief
                                              Financial Officer


* Signing as duly authorized officer and principal financial officer.

                               Exhibit Index



      Exhibits                                                       Page

(12)  Computation of ratio of earnings to fixed charges.              15