Form 10-Q
period 1994-06-30
AMERICAN GENERAL FINANCE INC
filed 1994-08-03
CIK 25600

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q



 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1994

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

As of August 3, 1994, there were 2,000,000 shares of registrant's common stock, $.50 par value, outstanding.

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed consolidated financial statements of American General Finance, Inc. are presented on pages 3 through 6.

              American General Finance, Inc. and Subsidiaries

                    Condensed Consolidated Balance Sheets


                                               June 30,     December 31,
                                                 1994           1993
Assets                                          (dollars in thousands)

Finance receivables, net of unearned
  finance charges:
    Loans:
      Real estate loans                      $2,650,975       $2,641,879
      Non-real estate loans                   2,452,768        2,318,102
    Retail sales contracts                    1,047,920          922,856
    Credit cards                                927,336          691,151

Net finance receivables                       7,078,999        6,573,988
  Deduct allowance for finance
    receivable losses                           199,225          183,756
Net finance receivables, less allowance
  for finance receivable losses               6,879,774        6,390,232

Marketable securities                           684,190          699,697
Cash and cash equivalents                        56,880           48,374
Goodwill                                        293,489          299,653
Other assets                                    211,102          220,819

Total assets                                 $8,125,435       $7,658,775


Liabilities and Shareholder's Equity

Long-term debt                               $4,455,268       $4,018,797
Short-term notes payable:
  Commercial paper                            1,673,174        1,643,961
  Banks and other                               172,000          171,000
Investment certificates                           8,722            9,406
Insurance claims and
  policyholder liabilities                      435,390          415,488
Other liabilities                               215,665          231,737
Accrued taxes                                    32,940           57,686

Total liabilities                             6,993,159        6,548,075

Shareholder's equity:
  Common stock                                    1,000            1,000
  Additional paid-in capital                    616,021          616,021
  Net unrealized investment (losses) gains       (2,989)          33,740
  Retained earnings                             518,244          459,939

Total shareholder's equity                    1,132,276        1,110,700

Total liabilities and shareholder's equity   $8,125,435       $7,658,775


See Notes to Condensed Consolidated Financial Statements.

              American General Finance, Inc. and Subsidiaries

                Condensed Consolidated Statements of Income


                                    Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                      1994      1993       1994      1993
                                             (dollars in thousands)

Revenues
  Finance charges                   $301,183  $270,452   $582,624  $533,934
  Insurance                           43,823    36,388     83,227    69,312
  Other                               15,407    15,645     30,149    30,154

Total revenues                       360,413   322,485    696,000   633,400

Expenses
  Interest expense                    99,782    95,146    192,807   190,796
  Operating expenses                  94,265    81,237    184,566   167,821
  Provision for finance
    receivable losses                 45,174    36,010     88,254    68,838
  Insurance losses and loss
    adjustment expenses               23,016    20,299     46,179    38,835

Total expenses                       262,237   232,692    511,806   466,290

Income before provision for
  income taxes and cumulative
  effect of accounting changes        98,176    89,793    184,194   167,110

Provision for Income Taxes            37,031    33,402     69,887    62,306

Income before cumulative
  effect of accounting changes        61,145    56,391    114,307   104,804

Cumulative Effect of
  Accounting Changes                     -         -          -     (12,652)


Net Income                          $ 61,145   $56,391   $114,307  $ 92,152




See Notes to Condensed Consolidated Financial Statements.

               American General Finance, Inc. and Subsidiaries

               Condensed Consolidated Statements of Cash Flows


                                                        Six Months Ended
                                                            June 30,
                                                       1994          1993
                                                     (dollars in thousands)
Cash Flows from Operating Activities
Net income                                           $114,307     $ 92,152
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses            88,254       68,838
    Depreciation and amortization                      65,164       53,459
    Deferral of finance receivable
      origination costs                               (41,938)     (31,887)
    Deferred federal income tax benefit                (5,819)      (3,684)
    Change in other assets and other liabilities       41,815       38,736
    Change in insurance claims and
      policyholder liabilities                         19,902       26,468
    Other, net                                           (324)       1,999
Net cash provided by operating activities             281,361      246,081

Cash Flows from Investing Activities
  Finance receivables originated or purchased      (2,761,941)  (2,120,407)
  Principal collections on finance receivables      2,175,824    1,826,085
  Marketable securities purchased                     (84,888)    (126,777)
  Marketable securities called, matured and sold       45,847       74,449
  Other, net                                           (7,305)     (11,485)

Net cash used for investing activities               (632,463)    (358,135)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt            644,656      614,635
  Repayment of long-term debt                        (210,377)    (311,745)
  Change in investment certificates                      (684)     (10,197)
  Change in short-term notes payable                   30,213     (115,703)
  Dividends paid                                     (104,200)     (67,600)
Net cash provided by financing activities             359,608      109,390

Increase (decrease) in cash and cash equivalents        8,506       (2,664)
Cash and cash equivalents at beginning of period       48,374       43,584

Cash and cash equivalents at end of period           $ 56,880     $ 40,920


Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                  $ 93,793     $ 62,083

  Interest paid                                      $190,526     $195,049




See Notes to Condensed Consolidated Financial Statements.

               American General Finance, Inc. and Subsidiaries

             Notes to Condensed Consolidated Financial Statements

                                June 30, 1994



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


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position at June 30, 1994 and December 31, 1993, the consolidated results of operations for the three months and six months ended June 30, 1994 and 1993, and the consolidated cash flows for the six months ended June 30, 1994 and 1993. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Certain amounts in the 1993 condensed consolidated financial statements have been reclassified to conform to the 1994 presentation. Amounts previously reported in the 1993 second quarter Form 10-Q have been restated to reflect the retroactive adoption of Statement of Financial Accounting Standards 112, "Employers' Accounting for Postemployment Benefits", effective January 1, 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Overview.   The Company believes that its overall sources of liquidity will continue to be sufficient to satisfy its foreseeable financial obligations.

Operating Activities. The Condensed Consolidated Statements of Cash Flows included in Item 1. herein indicate the adjustments for non-cash items in order to reconcile net income to net cash from operating activities. Such non-cash items include the provision for finance receivable losses, the depreciation and amortization of assets, the deferral of finance receivable origination costs, the change in other assets and other liabilities, and the change in insurance claims and policyholder liabilities.

Net cash flows from operating activities include the receipt of finance charges on finance receivables and the payment of interest on borrowings, the payment of operating expenses and income taxes, the receipt of insurance premiums and payment of contractual obligations to policyholders, and net investment revenue. The Company's increase in finance charges for the six months ended June 30, 1994, when compared to the same period in 1993, reflects an increase in average finance receivables net of unearned finance charges (ANR) and an increase in yield (finance charges annualized as a percentage of ANR). The increase in interest expense for the six months ended June 30, 1994, when compared to the same period in 1993, reflects an increase in average borrowings and short-term borrowing cost which more than offset a decline in long-term borrowing cost. The increase in operating expenses for the six months ended June 30, 1994, when compared to the same period in 1993, reflects an increase in salaries, data processing, and advertising expense.

Investing Activities. Net cash flows from investing activities include funding finance receivables originated or purchased, which is the Company's primary requirement for cash, and principal collections on finance receivables, which is the Company's primary source of cash. Finance receivables originated or purchased increased for the six months ended June 30, 1994, when compared to the same period in 1993, primarily due to business development efforts. Principal collections on finance receivables increased for the six months ended June 30, 1994, when compared to the same period in 1993, primarily due to the higher level of ANR. Also included in net cash flows from investing activities are the marketable securities purchased and sold by the insurance operations.

Financing Activities. To the extent net cash flows from operating activities do not match net cash flows from investing activities, the Company adjusts its financing activities accordingly. Net cash flows from financing activities include proceeds from issuance of long-term debt and short-term debt as major sources of funds, and repayment of such borrowings and the payment of dividends as major uses of funds. The ability of AGFI to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries. The Company's issuances of long-term debt and the increase in short-term notes payable for the six months ended June 30, 1994 reflect the funding of asset growth and maturing issues of long-term obligations.

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

Credit Facilities. Credit facilities are maintained to support the issuance of commercial paper by AGFC and as an additional source of funds for operating requirements. At June 30, 1994, the Company had committed credit facilities of $545.0 million and was an eligible borrower under $2.5 billion of committed credit facilities extended to American General and certain of its subsidiaries. The annual commitment fees for all committed facilities range from .08% to .3125%. At June 30, 1994, the Company also had $561.0 million of uncommitted credit facilities and was an eligible borrower under $195.0 million of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any amounts outstanding thereunder. At June 30, 1994, Company borrowings outstanding under all credit facilities were $377.6 million with remaining availability to the Company of $3.0 billion in committed facilities and $423.4 million in uncommitted facilities.


Selected Financial Statistics

The following table sets forth certain selected financial information and ratios of the Company and illustrates certain aspects of the Company's business for the periods indicated:

                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                              1994          1993       1994          1993
                                        (dollars in thousands)
Average finance receivables
  net of unearned finance
  charges (ANR)             $6,867,236  $6,370,211   $6,742,042  $6,310,596


Average borrowings          $6,094,798  $5,665,882   $5,987,445  $5,635,946

Finance charges (annualized)
  as a percentage of ANR
  (yield)                       17.57%      17.01%       17.37%      16.95%

Interest expense (annualized)
  as a percentage of average
  borrowings (borrowing cost)    6.55%       6.73%        6.45%       6.78%

Spread between yield and
  borrowing cost                11.02%      10.28%       10.92%      10.17%

Insurance revenues (annualized)
  as a percentage of ANR         2.55%       2.28%        2.47%       2.20%

Selected Financial Statistics Continued

                                    Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                      1994      1993       1994      1993

Operating expenses (annualized)
  as a percentage of ANR              5.49%      5.10%     5.48%      5.32%

Return on average assets
  (annualized)                        3.09%      3.04%     2.93%      2.51%

Return on average assets
  before deducting cumulative
  effect of accounting changes
  (annualized)                        3.09%      3.04%     2.93%      2.85%

Return on average equity
  (annualized)                       21.70%     20.85%    20.30%     17.22%

Return on average equity
  before deducting cumulative
  effect of accounting changes
  (annualized)                       21.70%     20.61%    20.30%     19.37%

Net charge-offs (annualized)
  as a percentage of ANR
  (charge-off ratio)                  2.20%      2.00%     2.20%      1.96%

Ratio of earnings to fixed
  charges (refer to Exhibit 12
  in Item 6. herein for
  calculations)                         -          -       1.93       1.85



                                                             At June 30,
                                                           1994      1993

Finance receivables any portion of
  which was 60 days or more past due
  (delinquency) as a percentage of
  related receivables (including
  unearned finance charges and
  excluding deferred origination
  costs, a fair value adjustment
  on finance receivables and
  accrued interest)                                        2.49%      2.26%

Allowance for finance receivable
  losses as a percentage of net
  finance receivables                                      2.81%      2.63%

Debt to equity ratio                                       5.57       5.32

Analysis of Operating Results

Net income was $61.1 million and $114.3 million for the three months and six months ended June 30, 1994, compared to $56.4 million and $92.2 million for the same 1993 periods. Income before cumulative effect of accounting changes was $61.1 million and $114.3 million for the three months and six months ended June 30, 1994, compared to $56.4 million and $104.8 million for the same 1993 periods.

Finance Charges. Changes in finance charge revenues, the principal component of total revenues, are a function of period to period changes in the levels of ANR and yield. ANR for the three months and six months ended June 30, 1994 increased when compared to the same periods in 1993. Finance receivables increased primarily due to finance receivables originated or renewed by the Company due to business development efforts. The yield during the three months and six months ended June 30, 1994 also increased when compared to the same periods in 1993 primarily due to the increased proportion of higher-rate, non-real estate secured loans in the loan portfolio.

Insurance Revenues. Insurance revenues increased for the three months and six months ended June 30, 1994, when compared to the same periods in 1993, primarily due to an increase in earned premiums. Earned premiums increased primarily due to increased written premiums in prior periods, resulting from increased loan activity, and reinsurance assumptions.

Other Revenues. Other revenues for the three months and six months ended June 30, 1994 remained at near the same level when compared to the same periods in 1993. The decrease in investment revenue was offset by a decrease in writedowns on real estate foreclosures and an adjustment to servicing fee income. The decrease in investment revenue resulted from a decline in investment portfolio yields partially offset by an increase in invested assets. Investment portfolio yields declined primarily due to prepayments of higher yielding investments and lower reinvestment rates in recent years.

Interest Expense. Changes in interest expense are a function of period to period changes in average borrowings and borrowing cost. Average borrowings for the three months and six months ended June 30, 1994 increased when compared to the same periods in 1993 primarily to fund asset growth. The borrowing cost for the three months and six months ended June 30, 1994 decreased when compared to the same periods in 1993 due to lower long-term borrowing cost partially offset by an increase in short-term borrowing cost.

Operating Expenses. Operating expenses for the three months and six months ended June 30, 1994 increased when compared to the same periods in 1993. The increase was primarily due to increases in salaries, data processing, and advertising expense. The increase in salaries expense was primarily due to an increase in operations staffing to support the Company's growth and merit increases. The increase in data processing expense was primarily due to an increase in processor fees to support increased credit card activity and equipment expenses resulting from a branch office automation program. The increase in advertising expense was primarily due to the early implementation of the planned marketing programs for 1994. The increase in operating expenses was partially offset by an increase in deferral of finance receivable origination costs.

Provision for Finance Receivable Losses. Provision for finance receivable losses for the three months and six months ended June 30, 1994 increased when compared to the same periods in 1993, due to an increase in net charge-offs and amounts provided for the allowance for finance receivable losses. Net charge-offs increased due to the increase in charge-off rates on non-real estate loans and retail sales contracts, the increase in ANR, and the increased proportion of non-real estate secured loans in the loan portfolio. As expected, the increased proportion of non-real estate loans in the loan portfolio has contributed to both higher charge-off rates and corresponding higher yields. The allowance for finance receivable losses increased primarily to bring the balance to appropriate levels based upon the balance of finance receivables, portfolio mix, levels of delinquency, net charge-offs, and the economic climate.

Insurance Losses and Loss Adjustment Expenses. Insurance losses and loss adjustment expenses for the three months and six months ended June 30, 1994 increased when compared to the same periods in 1993 primarily due to increased claims and reserves resulting from the increase in premiums written due to increased loan activity and reinsurance assumptions.

Provision for Income Taxes. Provision for income taxes for the three months and six months ended June 30, 1994 increased when compared to the same periods in 1993, primarily due to higher taxable income and the 1% corporate tax rate increase enacted August 10, 1993.

Cumulative Effect of Accounting Changes. The adoption of three new accounting standards resulted in a cumulative adjustment effective January 1, 1993 consisting of a one-time charge to earnings of $12.7 million. Other than the cumulative effect, adoption of these new accounting standards has not had a material effect on net income and is not expected to have a material impact in the future.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

AGFI and certain of its subsidiaries are defendants in various lawsuits arising in the normal course of business. AGFI and its subsidiaries believe they have valid defenses in these pending lawsuits and are defending these cases vigorously. AGFI also believes that the total amounts that would ultimately be paid, if any, arising from these lawsuits would have no material effect on the consolidated financial statements.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     (12)  Computation of ratio of earnings to fixed charges.

(b)  Reports on Form 8-K.

           No Current Reports on Form 8-K were filed during the second quarter of 1994.

                                 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMERICAN GENERAL FINANCE, INC.
                                                  (Registrant)



Date:  August 3, 1994                    By /s/ Philip M. Hanley
                                                Philip M. Hanley*
                                            Senior Vice President and Chief
                                              Financial Officer


* Signing as duly authorized officer and principal financial officer.

                               Exhibit Index



      Exhibits                                                       Page

(12)  Computation of ratio of earnings to fixed charges.              15