Form 10-Q
period 1994-09-30
AMERICAN GENERAL FINANCE INC
filed 1994-11-14
CIK 25600

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1994

                                     OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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


                                (812) 424-8031
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

The number of shares outstanding of the registrant's common stock at November 14, 1994 was 2,000,000.

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

The unaudited condensed consolidated financial statements of American General Finance, Inc. and Subsidiaries are presented on pages 3 through 6.

               American General Finance, Inc. and Subsidiaries

                    Condensed Consolidated Balance Sheets


                                             September 30,  December 31,
                                                 1994           1993
Assets                                          (dollars in thousands)

Finance receivables, net of unearned
  finance charges:
    Loans:
      Real estate loans                      $2,692,685       $2,641,879
      Non-real estate loans                   2,502,331        2,318,102
    Retail sales contracts                    1,140,886          922,856
    Credit cards                              1,095,439          691,151

Net finance receivables                       7,431,341        6,573,988
  Deduct allowance for finance
    receivable losses                           212,725          183,756
Net finance receivables, less allowance
  for finance receivable losses               7,218,616        6,390,232

Marketable securities                           706,657          699,697
Cash and cash equivalents                        33,041           48,374
Goodwill                                        291,245          299,653
Other assets                                    228,019          220,819

Total assets                                 $8,477,578       $7,658,775


Liabilities and Shareholder's Equity

Long-term debt                               $4,320,064       $4,018,797
Short-term notes payable:
  Commercial paper                            2,090,550        1,643,961
  Banks and other                               218,146          171,000
Investment certificates                           7,154            9,406
Insurance claims and
  policyholder liabilities                      448,166          415,488
Other liabilities                               197,297          231,737
Accrued taxes                                    28,143           57,686

Total liabilities                             7,309,520        6,548,075

Shareholder's equity:
  Common stock                                    1,000            1,000
  Additional paid-in capital                    616,021          616,021
  Net unrealized investment (losses) gains       (9,189)          33,740
  Retained earnings                             560,226          459,939

Total shareholder's equity                    1,168,058        1,110,700

Total liabilities and shareholder's equity   $8,477,578       $7,658,775


See Notes to Condensed Consolidated Financial Statements.

              American General Finance, Inc. and Subsidiaries

                Condensed Consolidated Statements of Income


                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                    1994      1993        1994      1993
                                            (dollars in thousands)

Revenues
  Finance charges                 $324,212  $275,209   $  906,836  $809,143
  Insurance                         46,425    36,232      129,652   105,544
  Other                             16,291    16,836       46,440    46,990

Total revenues                     386,928   328,277    1,082,928   961,677

Expenses
  Interest expense                 107,232    95,216      300,039   286,012
  Operating expenses                95,324    81,837      279,890   249,658
  Provision for finance
    receivable losses               58,405    44,645      146,659   113,483
  Insurance losses and loss
    adjustment expenses             24,696    19,782       70,875    58,617

Total expenses                     285,657   241,480      797,463   707,770

Income before provision for
  income taxes and cumulative
  effect of accounting changes     101,271    86,797      285,465   253,907

Provision for Income Taxes          37,691    35,155      107,578    97,461

Income before cumulative
  effect of accounting changes      63,580    51,642      177,887   156,446

Cumulative Effect of
  Accounting  Changes                  -         -            -     (12,652)


Net Income                        $ 63,580  $ 51,642   $  177,887  $143,794




See Notes to Condensed Consolidated Financial Statements.

               American General Finance, Inc. and Subsidiaries

               Condensed Consolidated Statements of Cash Flows


                                                        Nine Months Ended
                                                          September 30,
                                                        1994         1993
                                                      (dollars in thousands)
Cash Flows from Operating Activities
Net income                                           $  177,887   $  143,794
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses             146,659      113,483
    Depreciation and amortization                        92,876       80,513
    Deferral of finance receivable
      origination costs                                 (62,393)     (48,835)
    Deferred federal income tax benefit                 (14,572)      (5,630)
    Change in other assets and other liabilities         11,799       37,189
    Change in insurance claims and
      policyholder liabilities                           32,678       30,015
    Other, net                                             (155)         317
Net cash provided by operating activities               384,779      350,846

Cash Flows from Investing Activities
  Finance  receivables  originated  or  purchased    (4,080,956)  (3,149,335)
  Principal collections on finance receivables        3,104,225    2,788,748
  Marketable securities purchased                      (134,804)    (159,319)
  Marketable securities called, matured and sold         64,214      103,874
  Other, net                                            (16,478)     (23,603)
Net  cash used  for investing  activities            (1,063,799)    (439,635)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt              737,386      883,814
  Repayment of long-term  debt                         (439,382)    (519,793)
  Change  in investment certificates                     (2,252)     (16,253)
  Change in  short-term notes payable                   493,735     (152,637)
  Dividends paid                                       (125,800)    (109,700)
Net cash provided by financing activities               663,687       85,431

Decrease in  cash and cash  equivalents                 (15,333)      (3,358)
Cash and cash equivalents at beginning of period         48,374       43,584

Cash and cash equivalents at end of period           $   33,041   $   40,226


Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                  $  140,607   $   98,424

  Interest paid                                      $  290,417   $  295,187




See Notes to Condensed Consolidated Financial Statements.

              American General Finance, Inc. and Subsidiaries

            Notes to Condensed Consolidated Financial Statements

                            September 30, 1994



Note 1.  Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim periods. These condensed consolidated financial statements include the accounts of American General Finance, Inc. (AGFI) and all of its subsidiaries (the Company). The subsidiaries are all wholly-owned, and all intercompany items have been eliminated. Per share information is not included because AGFI is a wholly-owned subsidiary of American General Corporation (American General).


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position at September 30, 1994 and December 31, 1993, the consolidated results of operations for the three months and nine months ended September 30, 1994 and 1993, and the consolidated cash flows for the nine months ended September 30, 1994 and 1993. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

To conform with the 1994 presentation, certain items in the prior period have been reclassified. Additionally, certain amounts previously reported in the 1993 third quarter Form 10-Q have been restated to reflect the retroactive adoption of Statement of Financial Accounting Standards (SFAS) 112, "Employers' Accounting for Postemployment Benefits", effective January 1, 1993.


Note 3.  New Accounting Standard

In October 1994, the Financial Accounting Standards Board issued SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", which requires additional disclosures about derivative financial instruments and amends existing fair value disclosure requirements. This statement is effective for fiscal years ending after December 15, 1994. Adoption of SFAS 119 will result in additional footnote disclosures but will not impact the Company's consolidated results of operations and consolidated financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

Overview.   The Company believes that its overall sources of liquidity will continue to be sufficient to satisfy its foreseeable financial obligations.

Operating Activities. The Condensed Consolidated Statements of Cash Flows included in Item 1. herein indicate the adjustments for non-cash items in order to reconcile net income to net cash provided by operating activities. Such non-cash items include the provision for finance receivable losses, the depreciation and amortization of assets, the deferral of finance receivable origination costs, the change in insurance claims and policyholder liabilities, and the change in other assets and other liabilities.

Net cash flows from operating activities include the receipt of finance charges on finance receivables and the payment of interest on borrowings, the payment of operating expenses and income taxes, the receipt of insurance premiums and payment of contractual obligations to policyholders, and net investment revenue. The Company's increase in finance charges for the nine months ended September 30, 1994, when compared to the same period in 1993, reflects an increase in average finance receivables net of unearned finance charges (ANR) and an increase in yield (finance charges annualized as a percentage of ANR). The increase in interest expense for the nine months ended September 30, 1994, when compared to the same period in 1993, reflects increases in average borrowings and short-term borrowing cost which more than offset a decline in long-term borrowing cost. The increase in operating expenses for the nine months ended September 30, 1994, when compared to the same period in 1993, reflects an increase in salaries, data processing, and advertising expense.

Investing Activities. Net cash flows from investing activities include funding finance receivables originated or purchased, which is the Company's primary requirement for cash, and principal collections on finance receivables, which is the Company's primary source of cash. Finance receivables originated or purchased increased for the nine months ended September 30, 1994, when compared to the same period in 1993, primarily due to business development efforts. Principal collections on finance receivables increased for the nine months ended September 30, 1994, when compared to the same period in 1993, primarily due to the higher level of ANR. Also included in net cash flows from investing activities are the marketable securities purchased and sold by the insurance operations.

Financing Activities.      To the  extent  net cash  flows  from  operating
activities do not match net cash flows from investing activities, the Company adjusts its financing activities accordingly. Net cash flows from financing activities include proceeds from issuance of long-term debt and short-term debt as major sources of funds, and repayment of such borrowings and the payment of dividends as major uses of funds. The ability of AGFI to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries. The Company's issuances of long-term debt and the increase in short-term notes payable for the nine months ended September 30, 1994 reflect the funding of asset growth and maturing issues of long-term obligations.

The Company's principal borrowing subsidiary is American General Finance Corporation (AGFC), a direct, wholly-owned subsidiary of AGFI. AGFC obtains funds by the issuance of commercial paper, long-term debt, and through bank borrowings. The Company's mix of fixed-rate and floating-rate debt is an internal decision based in part on the nature of the assets being supported. The Company limits its exposure to market interest rate increases by fixing interest rates it pays for term periods. The primary means by which the Company accomplishes this is through the issuance of fixed-rate debt. On occasion, AGFC has also used interest conversion agreements and options on interest conversion agreements to synthetically create fixed-rate debt by altering the nature of floating-rate debt, thereby limiting its exposure to interest rate movements. Certain financing agreements of AGFC contain restrictive covenants that limit the amount of dividends AGFC may pay and also limit the amounts of various levels of debt based upon maintenance of defined ratios.

Credit Ratings. Debt ratings for AGFC did not change from December 31, 1993. On October 20, 1994, Standard & Poor's (S&P) placed the debt and claims-paying ability ratings of American General and its subsidiaries on CreditWatch with negative implications as a result of recent developments connected with American General's merger offer to acquire Unitrin, Inc. S&P has indicated that any change in AGFC's ratings will depend on their assessment of how such a purchase may affect American General's resulting financial structure.

Credit Facilities. Credit facilities are maintained to support the issuance of commercial paper by AGFC and as an additional source of funds for operating requirements. At September 30, 1994, the Company had committed credit facilities of $545.0 million and was an eligible borrower under $2.5 billion of committed credit facilities extended to American General and certain of its subsidiaries. The annual commitment fees for all committed facilities ranged from .08% to .3125%. At September 30, 1994, the Company also had $621.0 million of uncommitted credit facilities and was an eligible borrower under $195.0 million of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any amounts outstanding thereunder. At September 30, 1994, Company borrowings outstanding under all credit facilities were $430.8 million with remaining availability to the Company of $3.0 billion in committed facilities and $428.6 million in uncommitted facilities.

On October 14, 1994, the $2.5 billion of committed credit facilities that were extended to American General and certain of its subsidiaries, including the Company, were replaced with two new committed credit facilities totalling $2.5 billion that are also extended to American General and certain of its subsidiaries, including the Company. The annual commitment fees for the replacement facilities range from .07% to .125%.

Selected Financial Statistics

The following table sets forth certain selected financial information and ratios of the Company and illustrates certain aspects of the Company's business for the periods indicated:

                              Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                              1994          1993       1994          1993
                                        (dollars in thousands)
Average finance receivables
  net of unearned finance
  charges (ANR)             $7,260,017  $6,446,416   $6,914,701  $6,355,869

Average borrowings          $6,452,547  $5,737,821   $6,144,183  $5,670,278

Finance charges (annualized)
  as a percentage of ANR
  (yield)                       17.78%      17.00%       17.51%      16.97%

Interest expense (annualized)
  as a percentage of average
  borrowings (borrowing cost)    6.65%       6.64%        6.51%       6.73%

Spread between yield and
  borrowing cost                11.13%      10.36%       11.00%      10.24%

Insurance revenues (annualized)
  as a percentage of ANR         2.56%       2.25%        2.50%       2.21%

Operating expenses (annualized)
  as a percentage of ANR         5.25%       5.08%        5.40%       5.24%

Return on average assets
  (annualized)                   3.06%       2.76%        2.97%       2.59%

Return on average assets
  before deducting cumulative
  effect of accounting changes
  (annualized)                   3.06%       2.76%        2.97%       2.82%

Return on average equity
  (annualized)                  21.88%      18.89%       20.84%      17.78%

Return on average equity
  before deducting cumulative
  effect of accounting changes
  (annualized)                  21.88%      18.68%       20.84%      19.14%

Net charge-offs (annualized)
  as a percentage of ANR
  (charge-off ratio)             2.49%       2.24%        2.30%       2.06%

Ratio of earnings to fixed
  charges (refer to Exhibit 12
  in Item 6. herein for
  calculations)                    -           -          1.93        1.86

                                                          At September 30,
                                                           1994      1993


Finance receivables any portion of
  which was 60 days or more past due
  (delinquency) as a percentage of
  related receivables (including
  unearned finance charges and
  excluding deferred origination
  costs, a fair value adjustment
  on finance receivables and
  accrued interest)                                        2.77%      2.46%

Allowance for finance receivable
  losses as a percentage of net
  finance receivables                                      2.86%      2.75%

Debt to equity ratio                                       5.68       5.34


Analysis of Operating Results

Net income was $63.6 million and $177.9 million for the three months and nine months ended September 30, 1994, compared to $51.6 million and $143.8 million for the same 1993 periods. Income before cumulative effect of accounting changes was $63.6 million and $177.9 million for the three months and nine months ended September 30, 1994, compared to $51.6 million and $156.4 million for the same 1993 periods.

Finance Charges. Changes in finance charge revenues, the principal component of total revenues, are a function of period to period changes in the levels of ANR and yield. ANR for the three months and nine months ended September 30, 1994 increased when compared to the same periods in 1993. Finance receivables increased primarily due to finance receivables originated or renewed by the Company due to business development efforts. The yield during the three months and nine months ended September 30, 1994 also increased when compared to the same periods in 1993 primarily due to the increased proportion of higher-rate, non-real estate secured loans in the loan portfolio.

Insurance Revenues. Insurance revenues increased for the three months and nine months ended September 30, 1994, when compared to the same periods in 1993, primarily due to an increase in earned premiums. Earned premiums increased primarily due to increased written premiums in prior periods, resulting from increased loan activity, and reinsurance assumptions.

Other Revenues. Other revenues for the three months and nine months ended September 30, 1994 remained at near the same level when compared to the same periods in 1993. The decrease in investment revenue was offset by a decrease in writedowns on real estate foreclosures and the recording of the gain on the sale of receivables sold in the fourth quarter of 1993 due to the expiration of the contingency period. The decrease in investment revenue resulted from a decline in investment portfolio yields partially offset by an increase in invested assets. Investment portfolio yields declined primarily due to prepayments of higher yielding investments and lower reinvestment rates in recent years.

Interest Expense. Changes in interest expense are a function of period to period changes in average borrowings and borrowing cost. Average borrowings for the three months and nine months ended September 30, 1994 increased when compared to the same periods in 1993 primarily to fund asset growth. The borrowing cost for the three months ended September 30, 1994 remained at near the same level when compared to the same period in 1993. The borrowing cost for the nine months ended September 30, 1994 decreased when compared to the same periods in 1993 due to lower long-term borrowing cost partially offset by an increase in short-term borrowing cost.

Operating Expenses. Operating expenses for the three months and nine months ended September 30, 1994 increased when compared to the same periods in 1993. The increase was primarily due to increases in salaries, data processing, and advertising expense. The increase in salaries expense was primarily due to operational staffing increases to support the Company's growth and merit salary increases. The increase in data processing expense was primarily due to equipment expenses resulting from a branch office automation program and an increase in processor fees to support increased credit card activity. The increase in advertising expense was primarily to generate growth in the finance receivable portfolio. The increase in operating expenses was partially offset by an increase in deferral of finance receivable origination costs.

Provision for Finance Receivable Losses. Provision for finance receivable losses for the three months and nine months ended September 30, 1994 increased when compared to the same periods in 1993, due to increases in net charge-offs and amounts provided for the allowance for finance receivable losses. Net charge-offs increased due to the increase in charge-off rates on non-real estate loans and retail sales contracts, the increase in ANR, and the increased proportion of non-real estate secured loans in the loan portfolio. As expected, the increased proportion of non-real estate loans in the loan portfolio has contributed to both higher charge-off rates and corresponding higher yields. The allowance for finance receivable losses increased primarily to bring the balance to appropriate levels based upon the balance of finance receivables, portfolio mix, levels of delinquency, net charge-offs, and the economic climate.

Insurance Losses and Loss Adjustment Expenses. Insurance losses and loss adjustment expenses for the three months and nine months ended September 30, 1994 increased when compared to the same periods in 1993 primarily due to increased claims and reserves resulting from the increase in premiums written due to increased loan activity and reinsurance assumptions.

Provision  for Income  Taxes.   Provision for  income taxes  for the  three
months and nine months ended September 30, 1994 increased when compared to the same periods in 1993, primarily due to higher taxable income.

Cumulative Effect of Accounting Changes. The adoption of three new accounting standards, effective January 1, 1993, resulted in a cumulative adjustment consisting of a one-time charge to earnings of $12.7 million. Other than the cumulative effect, adoption of these new accounting standards has not had a material effect on net income and is not expected to have a material impact in the future.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

Other than the lawsuits or proceedings disclosed previously, AGFI and certain of its subsidiaries are defendants in various other lawsuits and proceedings arising in the normal course of business. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, AGFI and its subsidiaries believe that there are meritorious defenses for all of these claims and are defending them vigorously. The Company also believes that the total amounts that would ultimately be paid, if any, arising from these claims would have no material effect on the Company's consolidated results of operations and consolidated financial position.


Item 5.  Other Information.

On October 24, 1994, American General announced the formation of an office of the chairman in AGFI and AGFC. Daniel Leitch III was named chairman and chief executive officer of AGFI and AGFC, and Robert D. Womack was named president of AGFI and AGFC.

Mr. Leitch, 61, joined American General in 1980 and has held key management positions at American General and several subsidiaries including senior vice president-administration for American General's life insurance subsidiary in Nashville. He was elected president and chief executive officer of AGFI and AGFC in 1991.

Mr. Womack, 51, joined American General in 1990 as vice president and tax director of American General. He was later named senior vice president-administration for American General's life insurance subsidiary in Nashville. In 1993, he was named senior vice president-systems and consulting of American General.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12)  Computation of ratio of earnings to fixed charges.
     (27)  Financial Data Schedule

(b)  Reports on Form 8-K.

           No Current Reports on Form 8-K were filed during the third quarter of 1994.

                                 Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN GENERAL FINANCE, INC.
                                            (Registrant)



Date:  November 14, 1994           By /s/ Philip M. Hanley
                                          Philip M. Hanley
                                      Senior Vice President and Chief
                                        Financial Officer
                                      (Duly Authorized Officer and Principal
                                        Financial Officer)

                               Exhibit Index



      Exhibits                                                       Page

(12)  Computation of ratio of earnings to fixed charges.              15

(27)  Financial Data Schedule                                         16