Form 10-Q
period 1995-06-30
AMERICAN GENERAL FINANCE INC
filed 1995-08-03
CIK 25600

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June  30, 1995

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

The number of shares outstanding of the registrant's common stock at August 3, 1995 was 2,000,000.

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements



              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)


                               Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                 1995       1994        1995       1994
                                         (dollars in thousands)

Revenues
  Finance charges              $370,104   $301,183    $728,660   $582,624
  Insurance                      56,465     43,823     110,603     83,227
  Other                          22,580     15,407      40,634     30,149

Total revenues                  449,149    360,413     879,897    696,000

Expenses
  Interest expense              130,280     99,782     255,075    192,807
  Operating expenses            113,699     94,265     223,090    184,566
  Provision for finance
    receivable losses            74,454     45,174     146,842     88,254
  Insurance losses and loss
    adjustment expenses          31,157     23,016      59,801     46,179

Total expenses                  349,590    262,237     684,808    511,806

Income before provision for
  income taxes                   99,559     98,176     195,089    184,194

Provision for Income Taxes       37,154     37,031      72,583     69,887


Net Income                     $ 62,405   $ 61,145    $122,506   $114,307




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)


                                                June 30,   December 31,
                                                   1995        1994
Assets                                          (dollars in thousands)

Finance receivables, net of unearned
  finance charges:
    Real estate loans                          $2,878,993    $2,704,929
    Non-real estate loans                       2,778,715     2,660,523
    Retail sales finance                        2,198,699     2,075,380
    Credit cards                                  479,266       479,480

Net finance receivables                         8,335,673     7,920,312
Allowance for finance receivable
  losses                                         (256,226)     (226,226)
Net finance receivables, less allowance
  for finance receivable losses                 8,079,447     7,694,086

Marketable securities                             819,139       702,510
Cash and cash equivalents                          97,846        52,729
Goodwill                                          284,497       289,000
Other assets                                      247,288       242,403

Total assets                                   $9,528,217    $8,980,728


Liabilities and Shareholder's Equity

Long-term debt                                 $5,136,494    $4,312,932
Short-term notes payable:
  Commercial paper                              2,112,368     2,609,986
  Banks and other                                 190,409       161,477
Investment certificates                             6,246         6,601
Insurance claims and policyholder
  liabilities                                     479,069       466,883
Other liabilities                                 272,212       191,278
Accrued taxes                                      27,214        19,831

Total liabilities                               8,224,012     7,768,988

Shareholder's equity:
  Common stock                                      1,000         1,000
  Additional paid-in capital                      616,021       616,021
  Net unrealized investment gains (losses)         21,751       (18,407)
  Retained earnings                               665,433       613,126

Total shareholder's equity                      1,304,205     1,211,740

Total liabilities and shareholder's equity     $9,528,217    $8,980,728



See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)


                                                       Six Months Ended
                                                           June 30,
                                                      1995          1994
                                                    (dollars in thousands)
Cash Flows from Operating Activities
Net income                                          $122,506      $114,307
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses          146,842        88,254
    Depreciation and amortization                     59,274        65,164
    Deferral of finance receivable
      origination costs                              (40,476)      (41,938)
    Deferred federal income tax benefit               (3,237)       (5,819)
    Change in other assets and other liabilities      88,032        41,815
    Change in insurance claims and
      policyholder liabilities                        12,186        19,902
    Gain on finance receivables sold through
      securitization                                  (4,552)          -
    Other, net                                        (3,353)         (324)
Net cash provided by operating activities            377,222       281,361

Cash Flows from Investing Activities
  Finance receivables originated or purchased     (3,081,031)   (2,761,941)
  Principal collections on finance receivables     2,447,903     2,175,824
  Finance receivables sold through securitization    100,000           -
  Marketable securities purchased                    (93,795)      (84,888)
  Marketable securities called, matured and sold      40,515        45,847
  Other, net                                         (27,820)       (7,305)

Net cash used for investing activities              (614,228)     (632,463)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt         1,340,325       644,656
  Repayment of long-term debt                       (518,961)     (210,377)
  Change in investment certificates                     (355)         (684)
  Change in short-term notes payable                (468,686)       30,213
  Dividends paid                                     (70,200)     (104,200)
Net cash provided by financing activities            282,123       359,608

Increase in cash and cash equivalents                 45,117         8,506
Cash and cash equivalents at beginning of period      52,729        48,374

Cash and cash equivalents at end of period          $ 97,846      $ 56,880


Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                 $ 76,495      $ 74,016

  Interest paid                                     $237,505      $190,526


See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                               June 30, 1995



Note 1.  Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim periods and include the accounts of American General Finance, Inc. (AGFI) and its subsidiaries (the Company). The subsidiaries are wholly-owned, and all intercompany items have been eliminated. Per share information is not included because AGFI is a wholly-owned subsidiary of American General Corporation (American General).


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation of the Company's consolidated financial position at June 30, 1995 and December 31, 1994, its consolidated results of operations for the three months and six months ended June 30, 1995 and 1994, and its consolidated cash flows for the six months ended June 30, 1995 and 1994. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

To conform with the 1995 presentation, certain items in the prior period have been reclassified.


Note 3.  Accounting Changes

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for 1) the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in the business, and 2) long-lived assets and certain identifiable intangibles to be disposed of. This standard is effective for fiscal years beginning after December 15, 1995, with earlier application encouraged. Although the Company has not determined when SFAS 121 will be adopted, the Company does not anticipate a material effect on net income, liquidity, or capital related to the adoption of this standard.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                      LIQUIDITY AND CAPITAL RESOURCES

Overview

Management believes that the overall sources of cash and liquidity available to the Company will continue to be sufficient to satisfy its foreseeable financial obligations and operational requirements.


Operating Activities

Net cash flows from operating activities include the receipt of finance charges on finance receivables, insurance premiums, and net investment revenue, the payment of interest on borrowings, operating expenses, contractual obligations to policyholders, and income taxes, and adjustments for non-cash items which reconcile net income to net cash from operating activities. See "Analysis of Operating Results" in Item 2. herein for information on the Company's revenues and expenses. See the Condensed Consolidated Statements of Cash Flows included in Item 1. herein for adjustments for non-cash items which reconcile net income to net cash from operating activities.


Investing Activities

Net cash flows from investing activities include funding finance receivables originated or purchased, the Company's primary requirement for cash, and principal collections on finance receivables, the Company's primary source of cash. Net cash flows from investing activities also include finance receivables sold through securitization and marketable securities purchased and sold by the insurance operations.

Finance receivables originated or purchased increased for the six months ended June 30, 1995, when compared to the same period in 1994, primarily due to business development efforts. Principal collections on finance receivables increased for the six months ended June 30, 1995, when compared to the same period in 1994, primarily due to the higher level of average finance receivables net of unearned finance charges (ANR).

On May 17, 1995, the Company sold $100.0 million of finance receivables through securitization with limited recourse. At June 30, 1995, the amount of finance receivables sold through securitization remained at $100.0 million. Although the Company continues to service these finance receivables and maintains the customer relationships, the securitization was treated as a sale for financial reporting purposes. Accordingly, the finance receivables sold through securitization are not reflected on the Company's balance sheet. In addition, securitization of finance receivables results in effectively recording finance charge revenues and provision for finance receivable losses on such finance receivables sold in other revenues.

Financing Activities

To the extent net cash flows from operating activities do not match net cash flows from investing activities, the Company adjusts its financing activities accordingly. The major sources of cash flows from financing activities include proceeds from issuance of long-term debt and short-term debt, and the major uses of cash flows from financing activities include repayments of maturing debt and dividend payments to the Company's shareholder. The ability of AGFI to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries. The amount of dividends certain subsidiaries may pay is effectively limited by restrictions contained in certain financing agreements.

The Company's issuances of long-term debt for the six months ended June 30, 1995 reflect the funding of asset growth, the repayment of maturing issues of long-term interest obligations, and the decrease in short-term notes payable.

The Company's principal borrowing subsidiary is American General Finance Corporation (AGFC), a wholly-owned subsidiary of AGFI. AGFC obtains funds through the issuance of a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. The Company's mix of fixed-rate and floating-rate debt is determined by management based, in part, on the nature of the assets being supported. The Company limits its exposure to market interest rate increases by fixing interest rates that it pays for term periods. The primary means by which the Company accomplishes this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest conversion agreements and has used options on interest conversion agreements to synthetically create fixed-rate debt by altering the nature of floating-rate debt, thereby limiting its exposure to interest rate movements.

The Company currently manages capital to maintain its ratio of debt to tangible equity at approximately 7.5:1. Tangible equity is calculated as shareholder's equity less goodwill and net unrealized investment gains or losses on fixed-maturity marketable securities. Managing capital to the debt to tangible equity ratio resulted in an increase in the debt to equity ratio at June 30, 1995 when compared to June 30, 1994, primarily due to asset growth and goodwill amortization, partially offset by net unrealized investment gains on fixed-maturity marketable securities.


Credit Facilities

Credit facilities are maintained to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At June 30, 1995, the Company had a committed credit facility of $500.0 million and was an eligible borrower under $2.8 billion of committed credit facilities extended to American General and certain of its subsidiaries. The annual commitment fees for all committed facilities ranged from .07% to .11%. The Company pays commitment fees for the committed credit facilities extended to American General and certain of its subsidiaries only on its allocated portion which at June 30, 1995 was $1.6 billion. At June 30, 1995, the Company also had $586.0 million of uncommitted credit facilities and was an eligible borrower under $185.0 million of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any amounts outstanding thereunder. At June 30, 1995, Company borrowings outstanding under all credit facilities totalled $343.9 million with remaining availability to the Company of $3.3 billion in committed facilities and $427.1 million in uncommitted facilities.

                       SELECTED FINANCIAL INFORMATION


The following table sets forth certain selected financial information of the Company for the periods indicated:


                                At or for the            At or for the
                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                             1995            1994     1995            1994
                                        (dollars in thousands)

ANR - average finance
  receivables net of
  unearned finance charges  $8,262,758  $6,867,236   $8,158,989  $6,742,042

Average borrowings          $7,354,140  $6,094,798   $7,265,661  $5,987,445

Yield - finance charges
  (annualized) as a
  percentage of ANR             17.95%      17.57%       17.95%      17.37%

Borrowing cost - interest
  expense (annualized) as
  a percentage of average
  borrowings                     7.08%       6.55%        7.03%       6.45%

Spread between yield
  and borrowing cost            10.87%      11.02%       10.92%      10.92%

Insurance revenues
  (annualized) as a
  percentage of ANR              2.73%       2.55%        2.71%       2.47%

Operating expenses
  (annualized) as a
  percentage of ANR              5.50%       5.49%        5.47%       5.48%

Return on average assets
  (annualized)                   2.64%       3.09%        2.63%       2.93%

Return on average equity
  (annualized)                  19.27%      21.70%       19.30%      20.30%

Charge-off ratio -
  net charge-offs
  (annualized) as a
  percentage of ANR              2.94%       2.20%        2.88%       2.20%

Allowance ratio -
  allowance for finance
  receivable losses as a
  percentage of net
  finance receivables              -           -          3.07%       2.81%

                                                      At or for the
                                                     Six Months Ended
                                                         June 30,
                                                     1995        1994


Ratio of earnings to fixed charges (refer to
  Exhibit 12 herein for calculations)                1.75        1.93

Delinquency ratio - finance receivables any
  portion of which was 60 days or more past
  due as a percentage of related receivables
  (including unearned finance charges and
  excluding deferred origination costs, a
  fair value adjustment on finance receivables,
  and accrued interest)                              3.04%       2.49%

Debt to tangible equity ratio - debt to
  shareholder's equity less goodwill and
  net unrealized investment gains or losses
  on fixed-maturity marketable securities            7.46        7.49

Debt to equity ratio                                 5.71        5.57



                       ANALYSIS OF OPERATING RESULTS


Net income increased $1.3 million, or 2%, for the three months ended June 30, 1995 and $8.2 million, or 7%, for the six months ended June 30, 1995 when compared to the same periods in 1994.


Finance Charges

Finance charge revenues increased $68.9 million, or 23%, for the three months ended June 30, 1995 and $146.0 million, or 25%, for the six months ended June 30, 1995 when compared to the same periods in 1994, due to increases in ANR and yields. ANR increased primarily due to growth in the retail sales finance and loan portfolios resulting from business development efforts. The yield during the three months and six months ended June 30, 1995 increased when compared to the same periods in 1994 primarily due to higher yield on loans as a result of the amortization of premiums on certain purchased finance receivables which were fully amortized in the second quarter of 1994. The increase in yield for the six months ended June 30, 1995 when compared to the same period in 1994 also reflected higher yield on retail sales finance and credit cards.

Insurance Revenues

Insurance revenues increased $12.6 million, or 29%, for the three months ended June 30, 1995 and $27.4 million, or 33%, for the six months ended June 30, 1995 when compared to the same periods in 1994, primarily due to an increase in earned premiums. Earned premiums increased primarily due to increased written premiums in prior periods. Written premiums increased primarily due to increased loan volumes and the introduction of a new insurance product.


Other Revenues

Other revenues increased $7.2 million, or 47%, for the three months ended June 30, 1995 and $10.5 million, or 35%, for the six months ended June 30, 1995 when compared to the same periods in 1994, primarily due to the gain on finance receivables sold through securitization and an increase in investment revenue. The increase in investment revenue reflects growth in invested assets, partially offset by a decline in investment portfolio yields. Investment portfolio yields declined primarily due to prepayments of higher yielding investments and lower reinvestment rates in recent years.


Interest Expense

Interest expense increased $30.5 million, or 31%, for the three months ended June 30, 1995 and $62.3 million, or 32%, for the six months ended June 30, 1995 when compared to the same periods in 1994, due to increases in average borrowings and borrowing cost. Average borrowings for the three months and six months ended June 30, 1995 increased when compared to the same periods in 1994 primarily to fund asset growth. The borrowing cost for the three months and six months ended June 30, 1995 increased when compared to the same periods in 1994 due to an increase in short-term borrowing cost, partially offset by a decrease in long-term borrowing cost. The increase in borrowing cost contributed to a decrease in the ratio of earnings to fixed charges for the six months ended June 30, 1995 when compared to the same period in 1994.


Operating Expenses

Operating expenses increased $19.4 million, or 21%, for the three months ended June 30, 1995 and $38.5 million, or 21%, for the six months ended June 30, 1995 when compared to the same periods in 1994, primarily due to an increase in salaries expense reflecting operational staffing increases to support the Company's growth.


Provision for Finance Receivable Losses

Provision for finance receivable losses increased $29.3 million, or 65%, for the three months ended June 30, 1995 and $58.6 million, or 66%, for the six months ended June 30, 1995 when compared to the same periods in 1994, due to increases in net charge-offs and amounts provided for the allowance for finance receivable losses. Net charge-offs increased due to the increases in the charge-off ratio and ANR. Charge-off ratios increased due to the increase in such ratio on loans, retail sales finance, and credit cards. The charge-off ratio on loans increased primarily due to the increase in such ratio on non-real estate loans. The charge-off ratio on retail sales finance increased primarily due to the increase in charge-off ratio on private label and the increased proportion of private label in the retail sales finance portfolio. Amounts provided for the allowance for finance receivable losses increased primarily to bring the balance to appropriate levels based upon the balance of finance receivables, the portfolio mix, and the trends in delinquency, net charge-offs, and the economic climate.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses increased $8.1 million, or 35%, for the three months ended June 30, 1995 and $13.6 million, or 29%, for the six months ended June 30, 1995 when compared to the same periods in 1994, primarily due to an increase in claims and reserves, resulting from increased insurance premiums written. The increase in insurance losses and loss adjustment expenses for the six months ended June 30, 1995 when compared to the same period in 1994, was partially offset by the effect of improved loss ratios.


Provision for Income Taxes

Provision for income taxes increased $.1 million, for the three months ended June 30, 1995 and $2.7 million, or 4%, for the six months ended June 30, 1995 when compared to the same periods in 1994, primarily due to higher taxable income.

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

(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the second quarter of 1995.

                                 Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN GENERAL FINANCE, INC.
                                           (Registrant)



Date:  August 3, 1995             By /s/ Philip M. Hanley
                                         Philip M. Hanley
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and Principal
                                       Financial Officer)

                               Exhibit Index



      Exhibits                                                      Page

(12)  Computation of ratio of earnings to fixed charges.             15

(27)  Financial Data Schedule.                                       16