Form 10-Q
period 1996-06-30
AMERICAN GENERAL FINANCE INC
filed 1996-08-08
CIK 25600

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1996

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

At August 8, 1996, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)


                               Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                 1996       1995        1996       1995
                                         (dollars in thousands)

Revenues
  Finance charges              $362,261   $370,104    $733,661   $728,660
  Insurance                      52,086     56,465     103,273    110,603
  Other                          15,557     22,580      31,928     40,634

Total revenues                  429,904    449,149     868,862    879,897

Expenses
  Interest expense              121,271    130,280     247,251    255,075
  Operating expenses            132,934    113,699     264,328    223,090
  Provision for finance
    receivable losses           101,783     74,454     210,584    146,842
  Insurance losses and loss
    adjustment expenses          26,506     31,157      55,054     59,801

Total expenses                  382,494    349,590     777,217    684,808

Income before provision for
  income taxes                   47,410     99,559      91,645    195,089

Provision for Income Taxes       17,822     37,154      33,869     72,583


Net Income                     $ 29,588   $ 62,405    $ 57,776   $122,506




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)


                                              June 30,     December 31,
                                                1996            1995
Assets                                         (dollars in thousands)

Finance receivables, net of unearned
  finance charges:
    Real estate loans                        $3,107,116      $2,904,016
    Non-real estate loans                     2,528,855       2,765,361
    Retail sales contracts                    1,053,313       1,240,708
    Private label                               844,983         942,706
    Credit cards                                518,703         557,603

Net finance receivables                       8,052,970       8,410,394
Allowance for finance receivable
  losses                                       (482,154)       (492,124)
Net finance receivables, less allowance
  for finance receivable losses               7,570,816       7,918,270

Investment securities                           835,513         884,775
Cash and cash equivalents                       113,417         103,238
Goodwill                                        275,493         279,995
Other assets                                    365,936         375,072

Total assets                                 $9,161,175      $9,561,350


Liabilities and Shareholder's Equity

Long-term debt                               $4,654,686      $4,979,883
Short-term notes payable:
  Commercial paper                            2,265,397       2,194,771
  Banks and other                               171,000         289,100
Investment certificates                           5,581           6,197
Insurance claims and policyholder
  liabilities                                   464,654         483,971
Other liabilities                               288,004         273,485
Accrued taxes                                    16,678          12,162

Total liabilities                             7,866,000       8,239,569

Shareholder's equity:
  Common stock                                    1,000           1,000
  Additional paid-in capital                    696,128         696,128
  Net unrealized gains on investment
    securities                                   11,118          38,412
  Retained earnings                             586,929         586,241

Total shareholder's equity                    1,295,175       1,321,781

Total liabilities and shareholder's equity   $9,161,175      $9,561,350

See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)


                                                       Six Months Ended
                                                           June 30,
                                                      1996          1995
                                                    (dollars in thousands)
Cash Flows from Operating Activities
Net income                                          $ 57,776      $122,506
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses          210,584       146,842
    Depreciation and amortization                     48,594        59,274
    Deferral of finance receivable
      origination costs                              (26,482)      (40,476)
    Deferred federal income tax charge (benefit)       1,780        (3,237)
    Change in other assets and other liabilities      10,754        88,032
    Change in insurance claims and
      policyholder liabilities                       (19,317)       12,186
    Gain on finance receivables sold through
      securitization                                     -          (4,552)
    Other, net                                        51,312        (3,353)
Net cash provided by operating activities            335,001       377,222

Cash Flows from Investing Activities
  Finance receivables originated or purchased     (2,403,223)   (3,081,031)
  Principal collections on finance receivables     2,529,637     2,447,903
  Securitized finance receivables sold                   -         100,000
  Investment securities purchased                   (102,233)      (93,795)
  Investment securities called, matured and sold     109,171        40,515
  Other, net                                         (25,751)      (27,820)
Net cash provided by (used for) investing
  activities                                         107,601      (614,228)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt            31,109     1,340,325
  Repayment of long-term debt                       (358,354)     (518,961)
  Change in investment certificates                     (616)         (355)
  Change in short-term notes payable                 (47,474)     (468,686)
  Dividends paid                                     (57,088)      (70,200)
Net cash (used for) provided by financing
  activities                                        (432,423)      282,123

Increase in cash and cash equivalents                 10,179        45,117
Cash and cash equivalents at beginning of period     103,238        52,729

Cash and cash equivalents at end of period          $113,417      $ 97,846


Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                 $  1,663      $ 78,028
  Interest paid                                     $249,524      $237,505


See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                               June 30, 1996



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


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation of the Company's consolidated financial position at June 30, 1996 and December 31, 1995, its consolidated results of operations for the three months and six months ended June 30, 1996 and 1995, and its consolidated cash flows for the six months ended June 30, 1996 and 1995. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

To conform with the 1996 presentation, certain items in the prior period have been reclassified.


Note 3.  Derivative Financial Instruments

The Company's principal borrowing subsidiary is American General Finance Corporation (AGFC), a wholly-owned subsidiary of AGFI. AGFC makes limited use of derivative financial instruments to manage the cost of its debt. AGFC has used interest conversion agreements to reduce its exposure to future fluctuations in interest rates by effectively converting short-term and medium-term floating-rate debt to fixed-rate. At June 30, 1996, outstanding interest conversion agreements in which AGFC contracted to pay interest at fixed rates and receive floating rates totaled $540 million of notional amount, with an average fixed pay rate of 8.05% and an average floating receive rate of 6.06%. AGFC's use of such agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in the first six months of 1996 or 1995.

Note 4.  Accounting Changes

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting standards for determining whether transfers of financial assets are sales or secured borrowings. The statement must be applied prospectively to all applicable transactions occurring after December 31, 1996. Earlier or retroactive application is not permitted. The impact of this statement on the Company's consolidated results of operations and financial position is not expected to be material.

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


Liquidity

Operating cash flow, which includes net income adjusted for non-cash revenues and expenses, totaled $335.0 million for the six months ended June 30, 1996 compared to $377.2 million for the same period in 1995. Operating cash flow combined with the net collections of finance receivables generated cash flow of $461.4 million for the six months ended June 30, 1996. This cash flow was used to fund the net repayments of debt of $375.3 million and to pay dividends of $57.1 million to the Company's parent for the six months ended June 30, 1996. Operating cash flow combined with the net proceeds of increased debt and the proceeds of securitized finance receivables sold generated cash flow of $829.5 million for the same period in 1995. This cash flow was used to fund the net originations and purchases of finance receivables of $633.1 million and to pay dividends of $70.2 million to the Company's parent for the six months ended June 30, 1995.

Dividends are managed to maintain the Company's targeted leverage of 7.5 to 1 of debt to tangible equity (equity less goodwill and net unrealized gains or losses on fixed-maturity investment securities). The debt to tangible equity ratio at June 30, 1996 was 7.03 due to the decrease in debt resulting from the net decline in finance receivables which management considers to be temporary. (See Analysis of Operating Results herein.) The ability of AGFI to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries. The total amount of dividends available for certain subsidiaries to pay is effectively limited by restrictions contained in certain financing agreements.


Capital Resources

The Company's requirement for capital varies directly with net finance receivables. The mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At June 30, 1996, the Company's capital was $8.4 billion, consisting of $7.1 billion of debt and $1.3 billion of equity, compared to $8.7 billion at June 30, 1995, consisting of $7.4 billion of debt and $1.3 billion of equity.

The Company obtains funds through the issuance of a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. The Company's principal borrowing subsidiary, AGFC, and one of its subsidiaries sell commercial paper notes with maturities ranging from 1 to 270 days directly to banks, insurance companies, corporations, and other institutional investors. AGFC may also offer medium-term notes with original maturities of nine months or longer to certain institutional investors. The remainder of AGFC's capital is obtained primarily through underwritten public debt offerings with maturities generally ranging from three to ten years.

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


Credit Facilities

Credit  facilities are  maintained to  support the  issuance of  commercial
paper   and  to  provide  an  additional  source  of  funds  for  operating
requirements.    At  June  30,  1996,  the  Company  had  committed  credit facilities  of $700.0  million  and was  an  eligible borrower  under  $2.4 billion of  committed credit  facilities extended  to American  General and
certain  of  its subsidiaries  (the  "shared committed  facilities").   The
annual commitment fees  for all  committed facilities ranged  from .06%  to
 .09%. The Company pays commitment fees for the shared committed facilities only on its allocated portion which at June 30, 1996 was $1.6 billion. At June 30, 1996, the Company also had $611.0 million of uncommitted credit facilities and was an eligible borrower under $165.0 million of uncommitted
credit  facilities  extended  to  American  General  and  certain  of   its
subsidiaries.  Available borrowings under all facilities are reduced by any
amounts  outstanding thereunder.    At June  30,  1996, Company  borrowings
outstanding under all credit facilities totaled $212.0 million with remaining availability to the Company of $3.1 billion in committed facilities and $564.0 million in uncommitted facilities.


Securitization

The Company has securitized a portion of its portfolio of private label and credit card finance receivables to establish additional sources of funding and liquidity. During the second quarter of 1995, the Company sold $100 million of securitized finance receivables with limited recourse. At June 30, 1996, securitized finance receivables sold remained at $100 million.

                       SELECTED FINANCIAL INFORMATION


The following table sets forth certain selected financial information of the Company for the periods indicated:

                                At or for the            At or for the
                              Three Months Ended        Six Months Ended
                                    June 30,                June 30,
                             1996            1995     1996            1995
                                        (dollars in thousands)
Average finance receivables,
  net of unearned finance
  charges (average net
  receivables)              $8,021,088  $8,262,758   $8,119,868  $8,158,989

Average borrowings          $7,049,447  $7,356,311   $7,159,378  $7,266,752

Yield - finance charges
  (annualized) as a
  percentage of average
  net receivables               18.13%      17.94%       18.13%      17.95%

Borrowing cost - interest
  expense (annualized) as
  a percentage of average
  borrowings                     6.89%       7.08%        6.91%       7.03%

Spread between yield
  and borrowing cost            11.24%      10.86%       11.22%      10.92%

Insurance revenues
  (annualized) as a
  percentage of average
  net receivables                2.60%       2.73%        2.54%       2.71%

Operating expenses
  (annualized) as a
  percentage of average
  net receivables                6.63%       5.50%        6.51%       5.47%

Return on average assets
  (annualized)                   1.30%       2.64%        1.25%       2.63%

Return on average equity
  (annualized)                   9.07%      19.27%        8.79%      19.30%

Charge-off ratio -
  net charge-offs
  (annualized) as a
  percentage of average
  net receivables                5.33%       2.94%        5.41%       2.88%

Allowance ratio -
  allowance for finance
  receivable losses as a
  percentage of net
  finance receivables              -           -          5.99%       3.07%

                                                      At or for the
                                                     Six Months Ended
                                                         June 30,
                                                     1996        1995

Ratio of earnings to fixed charges (refer to
  Exhibit 12 herein for calculations)                1.36        1.75

Delinquency ratio - finance receivables any
  portion of which was 60 days or more past
  due as a percentage of related receivables
  (including unearned finance charges and
  excluding deferred origination costs, a
  fair value adjustment on finance receivables,
  and accrued interest)                              3.99%       3.04%

Debt to tangible equity ratio - debt to
  equity less goodwill and net unrealized
  gains or losses on fixed-maturity
  investment securities                              7.03        7.46

Debt to equity ratio                                 5.48        5.71



                       ANALYSIS OF OPERATING RESULTS

Net income decreased $32.8 million, or 53%, for the three months ended June 30, 1996 and $64.7 million, or 53%, for the six months ended June 30, 1996 when compared to the same periods in 1995 primarily due to increases in the provision for finance receivable losses and operating expenses.


Finance Charges

Finance charge revenues decreased $7.8 million, or 2%, for the three months ended June 30, 1996 and increased $5.0 million, or .7%, for the six months ended June 30, 1996 when compared to the same periods in 1995. The decrease in finance charge revenues for the quarter was due to a decrease in average net receivables, partially offset by an increase in yields. The increase in finance charge revenues for the six month period was due to an increase in yields and an additional day in 1996, partially offset by a decrease in average net receivables. Average net receivables decreased $241.7 million, or 3%, for the three months ended June 30, 1996 and $39.1 million, or .5%, for the six months ended June 30, 1996 when compared to the same periods in 1995 primarily due to the action program to improve credit quality. (See Provision for Finance Receivable Losses herein.) Yields increased 19 basis points for the three months ended June 30, 1996 and 18 basis points for the six months ended June 30, 1996 when compared to the same periods in 1995 primarily due to higher yield on loans. The loan yield increased primarily due to higher yield on real estate loans, resulting from the higher interest rate environment and rate management, partially offset by a larger proportion of the loan portfolio in real estate loans which generally have lower yields than non-real estate loans.

Insurance Revenues

Insurance revenues decreased $4.4 million, or 8%, for the three months ended June 30, 1996 and $7.3 million, or 7%, for the six months ended June 30, 1996 when compared to the same periods in 1995 primarily due to a decrease in earned premiums. Earned premiums decreased primarily due to a decrease in net written premiums. The decrease in net written premiums reflected the decrease in loan volume, which resulted from the action program to improve credit quality.


Other Revenues

Other revenues decreased $7.0 million, or 31%, for the three months ended June 30, 1996 and $8.7 million, or 21%, for the six months ended June 30, 1996 when compared to the same periods in 1995 primarily due to the gain recorded in the second quarter of 1995 for the securitized finance receivables sold and a decrease in investment revenue on the invested assets for the insurance operations. The decrease in investment revenue was primarily due to realized losses on investments of $2.1 million and $2.2 million, respectively, for the three months and six months ended June 30, 1996 compared to $.2 million of realized gains on investments for the three months and six months ended June 30, 1995. The decrease in investment revenue was also due to a decrease in return on invested assets of 20 basis points for the three months ended June 30, 1996 and 26 basis points for the six months ended June 30, 1996 when compared to the same periods in 1995, partially offset by growth in average invested assets of $66.8 million, or 8%, for the three months ended June 30, 1996 and $76.4 million, or 10%, for the six months ended June 30, 1996 when compared to the same periods in 1995.


Interest Expense

Interest expense decreased $9.0 million, or 7%, for the three months ended June 30, 1996 and $7.8 million, or 3%, for the six months ended June 30, 1996 when compared to the same periods in 1995 due to decreases in average borrowings and borrowing cost. Average borrowings decreased $306.9 million, or 4%, for the three months ended June 30, 1996 and $107.4 million, or 1%, for the six months ended June 30, 1996 when compared to the same periods in 1995 primarily due to the decrease in average net receivables. The borrowing cost decreased 19 basis points for the three months ended June 30, 1996 and 12 basis points for the six months ended June 30, 1996 when compared to the same periods in 1995 due to a decrease in short-term borrowing cost, with long-term borrowing cost remaining at near the same level. The reduction in income before provision for income taxes, partially offset by the decrease in interest expense, resulted in the decrease in the ratio of earnings to fixed charges for the six months ended June 30, 1996 when compared to the same period in 1995.


Operating Expenses

Operating expenses increased $19.2 million, or 17%, for the three months ended June 30, 1996 and $41.2 million, or 18%, for the six months ended June 30, 1996 when compared to the same periods in 1995 primarily due to growth in the business that occurred in the first three quarters of 1995 and in 1994, the decrease in deferral of finance receivable origination costs, and collection efforts on the increased level of delinquent finance receivables. Such growth in the business resulted in operational staffing increases and other growth-related expenses.

Since late 1995, certain underperforming marketing initiatives have either been restructured or discontinued. Certain non-recurring operating expenses associated with the discontinued initiatives negatively impacted the financial results for the second quarter of 1996 by $7.3 million. The comprehensive review of the Company initiated in fourth quarter 1995 and the decrease in finance receivables during 1996 resulted in a second quarter workforce reduction of approximately 450 positions throughout the U.S., primarily through attrition. Management believes the improvement programs implemented in late 1995 and throughout 1996 will continue to address the overall credit quality issues and lead to further expense reductions.


Provision for Finance Receivable Losses

Provision for finance receivable losses increased $27.3 million, or 37%, for the three months ended June 30, 1996 and $63.7 million, or 43%, for the six months ended June 30, 1996 when compared to the same periods in 1995 primarily due to increases in net charge-offs.

Net charge-offs for the three months ended June 30, 1996 increased to $106.8 million from $60.5 million for the same period in 1995. Net charge-offs for the three months ended March 31, 1996 were $113.9 million. The charge-off ratio for second quarter 1996 was 5.33% compared to 5.50% for first quarter 1996 and 2.94% for second quarter 1995.

In recent years, the Company's operational strategy had been focused on improving its risk-adjusted returns by extending credit to customers with risk characteristics somewhat higher than those traditionally serviced by the Company. As expected, this strategy adversely influenced credit quality. However, the delinquency ratios and the charge-off ratios experienced by the Company sharply increased to greater than anticipated levels beginning in the third quarter of 1995. Due to these increases in delinquencies and net charge-offs, a comprehensive review of the Company was initiated in the fourth quarter of 1995. This review consisted of extensive internal analysis, together with finance receivable loss development projections supplied by outside credit consultants. The results of the analysis indicated a need for an increase in the allowance for finance receivable losses. A $216.0 million increase in the allowance for finance receivable losses was recorded in fourth quarter 1995.

In addition, the Company adopted an action program for improving credit quality that included raising underwriting standards, expanding the use of credit scoring, and slowing branch expansion and receivable growth (other than real estate loan growth), while stressing collections and improving branch office training. This action program is being accomplished primarily by redirecting Company resources rather than employing additional resources. At June 30, 1996, net finance receivables were $8.1 billion, a decrease of $357.4 million from the balance at December 31, 1995, but an increase of $32.8 million from the balance at March 31, 1996 primarily due to an increase in real estate loans.

At June 30, 1996, delinquencies were $350.3 million compared to $353.9 million at March 31, 1996 and $282.8 million at June 30, 1995. The delinquency ratio decreased from 4.03% at March 31, 1996 to 3.99% at June 30, 1996 (compared to 3.04% at June 30, 1995).

The allowance for finance receivable losses decreased $4.8 million from $487.0 million at March 31, 1996 to $482.2 million at June 30, 1996. The allowance ratio at June 30, 1996 was 5.99% compared to 6.07% at March 31, 1996. Management believes that the allowance for finance receivable losses is adequate given the current level of delinquencies and net charge-offs.

Net charge-offs are expected to moderate in the second half of 1996. However, adverse changes in general economic conditions, which include the recent increase in the level of personal bankruptcies, could negatively impact expected results.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses decreased $4.7 million, or 15%, for the three months ended June 30, 1996 and $4.7 million, or 8%, for the six months ended June 30, 1996 when compared to the same periods in 1995 due to a decrease in provision for future benefits. The decrease in insurance losses and loss adjustment expenses for the six month period was partially offset by an increase in claims. Provision for future benefits decreased $4.4 million for the quarter and $7.0 million for the six month period due to reduced sales of non-credit insurance products. Claims for the six month period increased $2.3 million primarily due to increased loss experience on credit insurance. Claims for the quarter decreased $.3 million primarily due to reduced claims on non-credit insurance.


Provision for Income Taxes

The provision for income taxes decreased $19.3 million, or 52%, for the three months ended June 30, 1996 and $38.7 million, or 53%, for the six months ended June 30, 1996 when compared to the same periods in 1995 primarily due to lower taxable income.


Forward-looking Statements

The statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; adverse litigation results; and failure to achieve the Company's anticipated levels of expense savings from cost-saving initiatives. The Company's future results also could be adversely affected if finance receivable volume is lower than anticipated (which could occur, for example, as a result of the Company's recently implemented action program to tighten underwriting standards) or if, despite the Company's initiatives to improve credit quality, finance receivable delinquencies and net charge-offs fail to trend downward to the extent anticipated by management. Investors are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.



                       PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

In addition to those lawsuits or proceedings disclosed in the Company's 1995 Form 10-K, AGFI and certain of its subsidiaries are parties to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that ultimately will be paid, if any, arising from these lawsuits and proceedings will have no material adverse effect on the Company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit.



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12)  Computation of Ratio of Earnings to Fixed Charges.
     (27)  Financial Data Schedule.

(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the second quarter of 1996.

                                 Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN GENERAL FINANCE, INC.
                                           (Registrant)



Date:  August 8, 1996             By /s/ John S. Poelker
                                         John S. Poelker
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and Principal
                                       Financial Officer)

                               Exhibit Index



      Exhibits                                                      Page

(12)  Computation of Ratio of Earnings to Fixed Charges.             17

(27)  Financial Data Schedule.                                       18