Form 10-Q
period 1996-09-30
AMERICAN GENERAL FINANCE INC
filed 1996-11-13
CIK 25600

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1996

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

At November 13, 1996, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                     PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.



             AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Income
                               (Unaudited)


                             Three Months Ended      Nine Months Ended
                                September 30,           September 30,
                               1996       1995        1996        1995
                                       (dollars in thousands)

Revenues
  Finance charges            $359,223   $384,250   $1,092,884  $1,112,910
  Insurance                    51,677     55,225      154,950     165,828
  Other                        18,413     19,905       50,341      60,539

Total revenues                429,313    459,380    1,298,175   1,339,277

Expenses
  Interest expense            121,267    131,092      368,518     386,167
  Operating expenses          123,499    122,200      387,827     345,290
  Provision for finance
    receivable losses          90,636    113,667      301,220     260,509
  Insurance losses and loss
    adjustment expenses        25,787     32,041       80,841      91,842

Total expenses                361,189    399,000    1,138,406   1,083,808

Income before provision for
  income taxes                 68,124     60,380      159,769     255,469

Provision for Income Taxes     24,513      5,424       58,382      78,007


Net Income                   $ 43,611   $ 54,956   $  101,387  $  177,462




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)


                                             September 30, December 31,
                                                1996            1995
Assets                                         (dollars in thousands)

Finance receivables, net of unearned
  finance charges:
    Real estate loans                        $3,420,831      $2,904,016
    Non-real estate loans                     2,470,803       2,765,361
    Retail sales contracts                    1,017,684       1,240,708
    Private label                               784,074         942,706
    Credit cards                                514,938         557,603

Net finance receivables                       8,208,330       8,410,394
Allowance for finance receivable
  losses                                       (465,154)       (492,124)
Net finance receivables, less allowance
  for finance receivable losses               7,743,176       7,918,270

Investment securities                           857,629         884,775
Cash and cash equivalents                       116,025         103,238
Goodwill                                        273,242         279,995
Other assets                                    355,407         375,072

Total assets                                 $9,345,479      $9,561,350


Liabilities and Shareholder's Equity

Long-term debt                               $4,630,353      $4,979,883
Short-term notes payable:
  Commercial paper                            2,551,788       2,194,771
  Banks and other                               145,000         289,100
Investment certificates                           4,022           6,197
Insurance claims and policyholder
  liabilities                                   463,386         483,971
Other liabilities                               268,595         273,485
Accrued taxes                                    22,674          12,162

Total liabilities                             8,085,818       8,239,569

Shareholder's equity:
  Common stock                                    1,000           1,000
  Additional paid-in capital                    696,128         696,128
  Net unrealized gains on investment
    securities                                   13,496          38,412
  Retained earnings                             549,037         586,241

Total shareholder's equity                    1,259,661       1,321,781

Total liabilities and shareholder's equity   $9,345,479      $9,561,350

See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                      1996          1995
                                                    (dollars in thousands)
Cash Flows from Operating Activities
Net income                                          $101,387      $177,462
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses          301,220       260,509
    Depreciation and amortization                     73,028        86,561
    Deferral of finance receivable
      origination costs                              (38,232)      (57,795)
    Deferred federal income tax charge (benefit)       8,481       (26,981)
    Change in other assets and other liabilities      (7,626)      100,504
    Change in insurance claims and
      policyholder liabilities                       (20,585)       21,616
    Gain on finance receivables sold through
      securitization                                     -          (4,552)
    Other, net                                        59,446        (9,611)
Net cash provided by operating activities            477,119       547,713

Cash Flows from Investing Activities
  Finance receivables originated or purchased     (3,859,686)   (4,482,009)
  Principal collections on finance receivables     3,729,716     3,681,067
  Securitized finance receivables sold                   -         100,000
  Investment securities purchased                   (149,261)     (145,619)
  Investment securities called, matured and sold     138,969        70,862
  Other, net                                         (43,669)      (55,631)
Net cash used for investing activities              (183,931)     (831,330)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt            73,031     1,502,604
  Repayment of long-term debt                       (425,584)     (841,695)
  Change in investment certificates                   (2,175)         (515)
  Change in short-term notes payable                 212,917      (186,531)
  Dividends paid                                    (138,590)     (112,540)
Net cash (used for) provided by financing
  activities                                        (280,401)      361,323

Increase in cash and cash equivalents                 12,787        77,706
Cash and cash equivalents at beginning of period     103,238        52,729

Cash and cash equivalents at end of period          $116,025      $130,435


Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                 $ 13,900      $116,686
  Interest paid                                     $368,720      $364,973


See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                             September 30, 1996



Note 1.  Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim periods and include the accounts of American General Finance, Inc. and its subsidiaries. American General Finance, Inc. is hereinafter referenced as "AGFI" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company". The subsidiaries are wholly-owned, and all intercompany items have been eliminated. Per share information is not included because AGFI is a wholly-owned subsidiary of American General Corporation (American General).


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation of the Company's consolidated financial position at September 30, 1996 and December 31, 1995, its consolidated results of operations for the three months and nine months ended September 30, 1996 and 1995, and its consolidated cash flows for the nine months ended September 30, 1996 and 1995. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

To conform with the 1996 presentation, certain items in the prior period have been reclassified.


Note 3.  Derivative Financial Instruments

The Company's principal borrowing subsidiary is American General Finance Corporation (AGFC), a wholly-owned subsidiary of AGFI. AGFC makes limited use of derivative financial instruments to manage the cost of its debt. AGFC has used interest conversion agreements to reduce its exposure to future fluctuations in interest expense rates by effectively converting short-term and medium-term floating-rate debt to a fixed-rate basis. At September 30, 1996, outstanding interest conversion agreements in which AGFC contracted to pay interest at fixed rates and receive floating rates totaled $540 million of notional amount, with an average fixed pay rate of 8.05% and an average floating receive rate of 5.94%. AGFC's use of such agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in the first nine months of 1996 or 1995.

Note 4.  Accounting Changes

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting standards for determining whether transfers of financial assets are sales or secured borrowings and when a liability should be considered extinguished. The statement must be applied prospectively to all applicable transactions occurring after December 31, 1996; however, application of certain provisions may be delayed for one year pending approval by the FASB. Earlier or retroactive application is not permitted. The impact of this statement on the Company's consolidated results of operations and financial position is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                      LIQUIDITY AND CAPITAL RESOURCES


Overview

The Company's sources of funds include operations, issuances of fixed-rate and floating-rate debt, borrowings under credit facilities, and the sale of finance receivables through securitization. Management believes that the overall sources of liquidity available to the Company will continue to be sufficient to satisfy its foreseeable financial obligations and operational requirements.


Liquidity

Operating cash flow, which includes net income adjusted for non-cash revenues and expenses, totaled $477.1 million for the nine months ended September 30, 1996 compared to $547.7 million for the same period in 1995. This cash flow was used principally to fund the net repayments of debt of $141.8 million, to pay dividends of $138.6 million to American General, and to finance the net originations and purchases of finance receivables of $130.0 million for the nine months ended September 30, 1996. Operating cash flow combined with the net proceeds of increased debt and the proceeds of securitized finance receivables sold generated cash flow of $1.1 billion for the same period in 1995. This cash flow was used principally to fund the net originations and purchases of finance receivables of $800.9 million and to pay dividends of $112.5 million to American General for the nine months ended September 30, 1995.

Dividends paid are typically managed to maintain the Company's targeted leverage of 7.5 to 1 of debt to tangible equity (equity less goodwill and net unrealized gains or losses on fixed-maturity investment securities). The debt to tangible equity ratio at September 30, 1996 was 7.54. The ability of AGFI to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. Certain of AGFC's financing agreements effectively limit the amount of dividends AGFC may pay; however, management does not expect those limits to affect AGFC's ability to pay the amount of dividends necessary to maintain the Company's targeted leverage.


Capital Resources

The Company's capital requirements vary directly with the level of net finance receivables. The mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At September 30, 1996, the Company's capital totaled $8.6 billion, consisting of $7.3 billion of debt and $1.3 billion of equity, compared to $8.9 billion at September 30, 1995, consisting of $7.6 billion of debt and $1.3 billion of equity.

The Company obtains funds through the issuance of a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. The Company's principal borrowing subsidiary, AGFC, and one of its subsidiaries sell commercial paper notes with maturities ranging from 1 to 270 days directly to banks, insurance companies, corporations, and other institutional investors. AGFC may also offer medium-term notes with original maturities of nine months or longer to certain institutional investors. The remainder of AGFC's funding is obtained primarily through underwritten public debt offerings with maturities generally ranging from three to ten years.

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


Credit Facilities

Credit  facilities are  maintained to  support the  issuance of  commercial
paper   and  to  provide  an  additional  source  of  funds  for  operating
requirements.   At  September 30,  1996, the  Company had  committed credit facilities  of $700.0  million  and was  an  eligible borrower  under  $2.8 billion of  committed credit  facilities extended  to American  General and
certain  of  its subsidiaries  (the  "shared committed  facilities").   The
annual commitment fees  for all  committed facilities ranged  from .05%  to
 .09%.   The Company pays only  an allocated portion of  the commitment fees
for the  shared committed facilities.   At September 30,  1996, the Company
also had $601.0 million of uncommitted credit facilities and was an eligible borrower under $165.0 million of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any amounts outstanding
thereunder.   At September 30,  1996, Company borrowings  outstanding under all credit facilities totaled $156.5 million with remaining availability to the Company of $3.5 billion in committed facilities and $609.5 million in uncommitted facilities.


Securitization

The Company has securitized a portion of its portfolio of private label and credit card finance receivables to establish additional sources of funding and liquidity. During the second quarter of 1995, the Company sold $100 million of securitized finance receivables with limited recourse. At September 30, 1996, securitized finance receivables sold remained at $100 million.

                       SELECTED FINANCIAL INFORMATION


The following table sets forth certain selected financial information of the Company for the periods indicated:

                                 At or for the            At or for the
                              Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                             1996            1995     1996            1995
                                        (dollars in thousands)
Average finance receivables,
  net of unearned finance
  charges (average net
  receivables)              $8,042,491  $8,400,456   $8,094,076  $8,239,478

Average borrowings          $7,051,834  $7,473,690   $7,123,268  $7,336,489

Yield - finance charges
  (annualized) as a
  percentage of average
  net receivables               17.80%      18.21%       18.02%      18.04%

Borrowing cost - interest
  expense (annualized) as
  a percentage of average
  borrowings                     6.87%       7.01%        6.90%       7.02%

Spread between yield
  and borrowing cost            10.93%      11.20%       11.12%      11.02%

Insurance revenues
  (annualized) as a
  percentage of average
  net receivables                2.57%       2.63%        2.55%       2.68%

Operating expenses
  (annualized) as a
  percentage of average
  net receivables                6.14%       5.82%        6.39%       5.59%

Return on average assets
  (annualized)                   1.91%       2.28%        1.47%       2.51%

Return on average equity
  (annualized)                  13.44%      16.57%       10.33%      18.36%

Charge-off ratio -
  net charge-offs
  (annualized) as a
  percentage of average
  net receivables                5.37%       3.22%        5.40%       2.99%

Allowance ratio -
  allowance for finance
  receivable losses as a
  percentage of net
  finance receivables              -           -          5.67%       3.62%

                                                       At or for the
                                                     Nine Months Ended
                                                       September 30,
                                                     1996        1995

Ratio of earnings to fixed charges (refer to
  Exhibit 12 herein for calculations)                1.42        1.65

Delinquency ratio - finance receivables any
  portion of which was 60 days or more past
  due as a percentage of related receivables
  (including unearned finance charges and
  excluding deferred origination costs, a
  fair value adjustment on finance receivables,
  and accrued interest)                              4.28%       3.75%

Debt to tangible equity ratio - debt to
  equity less goodwill and net unrealized
  gains or losses on fixed-maturity
  investment securities                              7.54        7.47

Debt to equity ratio                                 5.82        5.73



                       ANALYSIS OF OPERATING RESULTS

Net income decreased $11.3 million, or 21%, for the three months ended September 30, 1996 and $76.1 million, or 43%, for the nine months ended September 30, 1996 when compared to the same periods in 1995. The decrease in net income for the quarter was primarily due to a decrease in finance charges and an increase in the provision for income taxes, partially offset by a decrease in the provision for finance receivable losses. The decrease in net income for the nine month period was primarily due to increases in the provision for finance receivable losses and operating expenses, as well as a decrease in finance charges.

Operating results during 1996 have been below Company expectations primarily due to the decline in credit fundamentals in the consumer finance market, including the record level of personal bankruptcies. Operations have, however, begun to benefit from actions taken to stabilize credit quality, including the elimination of certain underperforming non-branch marketing programs, the establishment of higher underwriting standards, and revisions to the field office incentive compensation system. The Company will introduce additional programs during 1996 and 1997 to address credit quality, finance receivable originations, and expense reduction.


Finance Charges

Finance charge revenues decreased $25.0 million, or 7%, for the three months ended September 30, 1996 and $20.0 million, or 2%, for the nine months ended September 30, 1996 when compared to the same periods in 1995 primarily due to a decrease in average net receivables. The decrease in finance charge revenues for the quarter was also due to a decrease in yields. The decrease in finance charge revenues for the nine month period was partially offset by an additional day in the 1996 period. Average net receivables decreased $358.0 million, or 4%, for the three months ended September 30, 1996 and $145.4 million, or .2%, for the nine months ended September 30, 1996 when compared to the same periods in 1995 primarily due to the action program to improve credit quality. (See Provision for Finance Receivable Losses herein.) Yields decreased 41 basis points for the three months ended September 30, 1996 and 2 basis points for the nine months ended September 30, 1996 when compared to the same periods in 1995 primarily due to a larger proportion of the finance receivable portfolio in real estate secured loans and the increased proportion of finance receivables 90+ days delinquent and the suspension of accrued finance charges thereon. The decrease in yield for the nine month period was partially offset by an increase in yield on real estate loans, resulting from the higher interest rate environment and rate management.


Insurance Revenues

Insurance revenues decreased $3.5 million, or 6%, for the three months ended September 30, 1996 and $10.9 million, or 7%, for the nine months ended September 30, 1996 when compared to the same periods in 1995 primarily due to a decrease in earned premiums. Earned premiums decreased primarily due to a decrease in net written premiums. The decrease in net written premiums reflected the decrease in loan volume, which resulted from the action program to improve credit quality.


Other Revenues

Other revenues decreased $1.5 million, or 7%, for the three months ended September 30, 1996 and $10.2 million, or 17%, for the nine months ended September 30, 1996 when compared to the same periods in 1995. The decrease in other revenues for the nine month period was primarily due to the gain recorded  in the  second  quarter  of  1995  for  the  securitized  finance receivables sold and a decrease in investment revenue on the invested assets for the insurance operations. The decrease in investment revenue was primarily due to realized losses on investments of $1.6 million for the nine months ended September 30, 1996 compared to $.7 million of realized gains on investments for the same period in 1995. Investment revenue for the three months ended September 30, 1996 remained at near the same level when compared to the same period in 1995. Return on invested assets decreased 54 basis points for the three months ended September 30, 1996 and 34 basis points for the nine months ended September 30, 1996 when compared to the same periods in 1995, offset by growth in average invested assets of $55.1 million, or 7%, for the three months ended September 30, 1996 and $69.0 million, or 9%, for the nine months ended September 30, 1996 when compared to the same periods in 1995.


Interest Expense

Interest expense decreased $9.8 million, or 7%, for the three months ended September 30, 1996 and $17.6 million, or 5%, for the nine months ended September 30, 1996 when compared to the same periods in 1995 due to decreases in average borrowings and borrowing cost. Average borrowings decreased $421.9 million, or 6%, for the three months ended September 30, 1996 and $213.2 million, or 3%, for the nine months ended September 30, 1996 when compared to the same periods in 1995 primarily due to the decrease in average net receivables. The borrowing cost decreased 14 basis points for the three months ended September 30, 1996 and 12 basis points for the nine months ended September 30, 1996 when compared to the same periods in 1995 due to a decrease in short-term borrowing cost, with long-term borrowing cost remaining near the same level.


Operating Expenses

Operating expenses increased $1.3 million, or 1%, for the three months ended September 30, 1996 and $42.5 million, or 12%, for the nine months ended September 30, 1996 when compared to the same periods in 1995. The increase in operating expenses for the quarter was primarily due to the decrease in deferral of finance receivable origination costs, partially offset by the action programs to improve credit quality and reduce expenses. The increase in operating expenses for the nine month period was primarily due to the decrease in deferral of finance receivable origination costs, growth in the business that occurred in the first three quarters of 1995 and in 1994, and collection efforts on the increased level of delinquent finance receivables. The fluctuations in the business experienced in recent years have resulted in corresponding changes in operational staffing and other operating expenses.

Since late 1995, certain underperforming marketing initiatives have either been restructured or discontinued. Certain non-recurring operating expenses associated with the discontinued initiatives negatively impacted the financial results during 1996 by $8.5 million. The comprehensive review of the Company initiated in fourth quarter 1995 and the decrease in finance receivables during 1996 resulted in a workforce reduction of approximately 800 positions through third quarter 1996. Management believes the improvement programs implemented in late 1995 and throughout 1996 will lead to improved operating efficiencies.


Provision for Finance Receivable Losses

In recent years, the Company's operational strategy had been focused on improving its risk-adjusted returns by extending credit to customers with risk characteristics somewhat higher than those traditionally serviced by the Company. As expected, this strategy adversely influenced credit quality. However, beginning in the third quarter of 1995, the delinquency ratios and the charge-off ratios experienced by the Company sharply increased to greater than anticipated levels. Due to these increases in delinquencies and net charge-offs, a comprehensive review of the Company was initiated in the fourth quarter of 1995. This review consisted of extensive internal analysis, together with finance receivable loss development projections supplied by outside credit consultants. The results of the analysis indicated a need for an increase in the allowance for finance receivable losses. Accordingly, a $216.0 million increase in the allowance for finance receivable losses was recorded in fourth quarter 1995.

In addition, the Company adopted an action program for improving credit quality that included raising underwriting standards, expanding the use of credit scoring, slowing branch expansion, stressing collections, improving branch office training, and rebalancing the finance receivable portfolio credit risk. Strategies for rebalancing the portfolio credit risk include slowing growth, de-emphasizing some higher risk portfolios, and increasing the proportion of real estate secured receivables.

At September 30, 1996, net finance receivables totaled $8.2 billion, a decrease of $202.1 million from the balance at December 31, 1995, but an increase of $155.4 million from the balance at June 30, 1996 primarily due to an increase in real estate loans. As part of the Company's strategy to rebalance its finance receivable portfolio, the Company purchased a $200.5 million portfolio and a $276.1 million portfolio of real estate secured finance receivables in the second and third quarter of 1996, respectively. At September 30, 1996, real estate secured finance receivables accounted for 42% of total finance receivables compared to 34% at September 30, 1995.

Provision for finance receivable losses decreased $23.0 million, or 20%, for the three months ended September 30, 1996 and increased $40.7 million, or 16%, for the nine months ended September 30, 1996 when compared to the same periods in 1995. The decrease in provision for finance receivable losses for the quarter was primarily due to a decrease in the amounts provided for the allowance for finance receivable losses, partially offset by an increase in net charge-offs. The increase in provision for finance receivable losses for the nine month period was primarily due to an increase in net charge-offs, partially offset by a decrease in the amounts provided for the allowance for finance receivable losses.

Net charge-offs for the three months ended September 30, 1996 increased to $107.6 million from $67.4 million for the same period in 1995. Net charge-offs for the three months ended June 30, 1996 were $106.8 million. The charge-off ratio for third quarter 1996 was 5.37% compared to 5.33% for second quarter 1996 and 3.22% for third quarter 1995.

At September 30, 1996, delinquencies were $380.2 million compared to $350.3 million at June 30, 1996 and $351.3 million at September 30, 1995. The delinquency ratio increased from 3.99% at June 30, 1996 to 4.28% at September 30, 1996 (compared to 3.75% at September 30, 1995).

The allowance for finance receivable losses decreased $17.0 million from $482.2 million at June 30, 1996 to $465.2 million at September 30, 1996. The allowance ratio at September 30, 1996 was 5.67% compared to 5.99% at June 30, 1996. The current allowance for finance receivable losses reflects the effects of the higher percentage of real estate secured finance receivables. Based upon an analysis of the finance receivable portfolio, management believes that the allowance for finance receivable losses is adequate given the current level of delinquencies and net charge-offs.

Management believes the improvement programs implemented in late 1995 and throughout 1996, which emphasize continued improvements in underwriting, intensified collections, increased emphasis on real estate secured loans, and investment in risk management technology, will address the overall credit quality issues. However, delinquencies have remained at higher than expected levels, indicating that charge-offs may continue above historical levels for the near term, rather than moderating during fourth quarter

1996, as previously expected. In addition, adverse changes in credit fundamentals within the consumer finance market, including the recent increase in the level of personal bankruptcies, could negatively impact expected results.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses decreased $6.3 million, or 20%, for the three months ended September 30, 1996 and $11.0 million, or 12%, for the nine months ended September 30, 1996 when compared to the same periods in 1995 due to decreases in provision for future benefits and in claims paid. Provision for future benefits decreased $3.1 million for the quarter and $10.1 million for the nine month period due to reduced sales of non-credit insurance products. Claims for the three month and nine month periods decreased $3.2 million and $.9 million, respectively, primarily due to a decrease in loss experience on credit insurance.


Provision for Income Taxes

The provision for income taxes increased $19.1 million, or 352%, for the three months ended September 30, 1996 and decreased $19.6 million, or 25%, for the nine months ended September 30, 1996 when compared to the same periods in 1995. The increase in provision for income taxes for the quarter was primarily due to a state income tax adjustment recorded in the third quarter of 1995 and higher taxable income. The decrease in provision for income taxes for the nine month period was primarily due to lower taxable income, partially offset by the state income tax adjustment previously discussed.


Forward-looking Statements

The statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; adverse litigation results; and failure to achieve the Company's anticipated levels of expense savings from cost-saving initiatives. The Company's future results also could be adversely affected if finance receivable volume is lower than anticipated or if, despite the Company's initiatives to improve credit quality, finance receivable delinquencies and net charge-offs increase or remain at current levels for a longer period than anticipated by management. Investors are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

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



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12)  Computation of Ratio of Earnings to Fixed Charges.
     (27)  Financial Data Schedule.

(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the third quarter of 1996.

                                 Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN GENERAL FINANCE, INC.
                                           (Registrant)



Date:  November 13, 1996          By /s/ John S. Poelker
                                         John S. Poelker
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and Principal
                                       Financial Officer)

                               Exhibit Index



      Exhibits                                                      Page

(12)  Computation of Ratio of Earnings to Fixed Charges.             18

(27)  Financial Data Schedule.                                       19