Form 10-Q
period 1997-03-31
AMERICAN GENERAL FINANCE INC
filed 1997-05-14
CIK 25600

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1997

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

At May 14, 1997, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                     PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    1997          1996
                                                  (dollars in thousands)
Revenues
  Finance charges                                 $319,799      $371,400
  Insurance                                         47,529        51,187
  Other                                             17,420        16,371

Total revenues                                     384,748       438,958

Expenses
  Interest expense                                 112,831       125,980
  Operating expenses                               118,669       131,394
  Provision for finance
    receivable losses                               67,547       108,801
  Insurance losses and loss
    adjustment expenses                             24,004        28,548

Total expenses                                     323,051       394,723

Income before provision for
  income taxes                                      61,697        44,235

Provision for Income Taxes                          22,903        16,047


Net Income                                        $ 38,794      $ 28,188


<F1>
See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)

                                             March 31,     December 31,
                                                1997            1996
                                               (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges:
    Real estate loans                        $3,799,064      $3,734,195
    Non-real estate loans                     2,362,566       2,516,009
    Retail sales contracts                      947,592         998,441
    Private label                               345,370         376,580

Net finance receivables                       7,454,592       7,625,225
Allowance for finance receivable
  losses                                       (390,154)       (395,153)
Net finance receivables, less allowance
  for finance receivable losses               7,064,438       7,230,072

Investment securities                           866,465         880,033
Cash and cash equivalents                       107,275         105,493
Goodwill                                        268,739         270,989
Assets held for sale                            633,987         667,007
Other assets                                    415,621         410,102

Total assets                                 $9,356,525      $9,563,696


Liabilities and Shareholder's Equity

Long-term debt                               $4,293,304      $4,498,530
Short-term notes payable:
  Commercial paper                            2,943,705       3,015,920
  Banks and other                                90,000         111,000
Investment certificates                           3,391           3,778
Insurance claims and policyholder
  liabilities                                   439,547         456,430
Other liabilities                               279,719         260,284
Accrued taxes                                    40,417          17,273

Total liabilities                             8,090,083       8,363,215

Shareholder's equity:
  Common stock                                    1,000           1,000
  Additional paid-in capital                    736,230         696,230
  Net unrealized gains on investment
    securities                                    8,620          21,454
  Retained earnings                             520,592         481,797

Total shareholder's equity                    1,266,442       1,200,481

Total liabilities and shareholder's equity   $9,356,525      $9,563,696

<F1>
See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      1997          1996
                                                    (dollars in thousands)
Cash Flows from Operating Activities
Net income                                          $ 38,794      $ 28,188
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses           67,547       108,801
    Depreciation and amortization                     21,374        24,712
    Deferral of finance receivable
      origination costs                               (9,896)      (13,701)
    Deferred federal income tax charge                 1,913         1,377
    Change in other assets and other liabilities      13,524        22,841
    Change in insurance claims and
      policyholder liabilities                       (16,883)      (15,304)
    Change in accrued taxes                           23,144         1,716
    Operations related to assets held for sale        20,108           -
    Other, net                                         9,533        14,770
Net cash provided by operating activities            169,158       173,400

Cash Flows from Investing Activities
  Finance receivables originated or purchased     (1,016,540)   (1,009,626)
  Principal collections on finance receivables     1,081,779     1,269,692
  Net collections on assets held for sale             35,337           -
  Investment securities purchased                    (43,313)      (57,670)
  Investment securities called, matured and sold      37,858        42,526
  Other, net                                          (2,736)       (6,230)
Net cash provided by investing activities             92,385       238,692

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt             1,608        29,715
  Repayment of long-term debt                       (207,767)     (151,489)
  Change in investment certificates                     (387)         (204)
  Change in short-term notes payable                 (93,215)     (268,180)
  Capital contribution from parent                    40,000           -
  Dividends paid                                         -         (27,000)
Net cash used for financing activities              (259,761)     (417,158)

Increase (decrease) in cash and cash equivalents       1,782        (5,066)
Cash and cash equivalents at beginning of period     105,493       103,238

Cash and cash equivalents at end of period          $107,275      $ 98,172


Supplemental Disclosure of Cash Flow Information
  Income taxes (received) paid                      $ (3,952)     $  5,022
  Interest paid                                     $129,748      $121,351

<F1>
See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                               March 31, 1997



Note 1.  Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim periods and include the accounts of American General Finance, Inc. and its subsidiaries. American General Finance, Inc. will be referred to in these Notes to Condensed Consolidated Financial Statements as "AGFI" or collectively, with its subsidiaries, whether directly or indirectly owned, as the "Company". The subsidiaries are wholly-owned, and all intercompany items have been eliminated. Per share information is not included because AGFI is a wholly-owned subsidiary of American General Corporation (American General).


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation of the Company's consolidated financial position at March 31, 1997 and December 31, 1996, its consolidated results of operations for the three months ended March 31, 1997 and 1996, and its consolidated cash flows for the three months ended March 31, 1997 and 1996. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

To conform with the 1997 presentation, certain items in the prior period have been reclassified.


Note 3.  Derivative Financial Instruments

The Company's principal borrowing subsidiary is American General Finance Corporation (AGFC), a wholly-owned subsidiary of AGFI. AGFC makes limited use of derivative financial instruments to manage the cost of its debt. AGFC uses interest conversion agreements to reduce its exposure to future fluctuations in interest expense rates by effectively converting short-term and certain long-term floating-rate debt to a fixed-rate basis. At March 31, 1997, outstanding interest conversion agreements in which AGFC contracted to pay interest at fixed rates and receive floating rates totaled $515.0 million of notional amount, with an average fixed pay rate of 8.09% and an average floating receive rate of 5.50%. On April 14, 1997, AGFC entered into interest conversion agreements with a total notional amount of $200.0 million. AGFC's use of interest conversion agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in the first three months of 1997 or 1996.

Note 4.  Assets Held For Sale

During fourth quarter 1996, the Company decided to offer for sale $874.8 million of non-strategic, underperforming credit card and private label finance receivable portfolios. These assets held for sale are carried at net realizable value, after considering related expenses. The carrying amount at March 31, 1997 was $634.0 million, compared to $667.0 million at December 31, 1996. The decrease in assets held for sale during first quarter 1997 was due to the net activity of the associated finance receivables and their related results of operations.

In April 1997, the Company repurchased $100.0 million of private label and credit card receivables that previously had been sold through securitization. No gain or loss resulted from this transaction. These repurchased credit card receivables are being offered for sale along with the Company's other credit card receivables, which increased the carrying amount of assets held for sale by approximately $70.0 million in April 1997.

Discussions  with   potential  purchasers   are  continuing;  however,   no
definitive sale agreement has been reached to date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                      LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company's sources of funds include operations, issuances of fixed-rate and floating-rate debt, and borrowings under credit facilities. Management believes that the overall sources of liquidity available to the Company will continue to be sufficient to satisfy its foreseeable financial obligations and operational requirements.


Liquidity

Operating cash flow, which includes net income adjusted for non-cash revenues and expenses, totaled $169.2 million for the three months ended March 31, 1997 compared to $173.4 million for the same period in 1996. Operating cash flow combined with the net collections of finance receivables and assets held for sale and a 1997 capital contribution of $40.0 million from American General generated cash flow of $309.7 million for the three months ended March 31, 1997 compared to $433.5 million for the same period in 1996. These cash flows were used principally to fund the net repayments of debt of $299.8 million and $390.2 million for the three months ended March 31, 1997 and 1996, respectively, and to pay dividends to American General of $27.0 million for the three months ended March 31, 1996.

Dividends paid are typically managed to maintain the Company's targeted leverage of 7.5 to 1 of debt to tangible equity (equity less goodwill and net unrealized gains or losses on fixed-maturity investment securities). The Company exceeded targeted leverage at December 31, 1996 due to the loss associated with the fourth quarter 1996 decision to offer for sale certain non-strategic, underperforming finance receivables. The debt to tangible equity ratio at March 31, 1997 was 7.41 to 1. The Company's return to its targeted leverage in first quarter 1997 was partially attributable to a $40.0 million capital contribution from American General. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. Certain AGFI and AGFC financing agreements effectively limit the amount of dividends the entity may pay; however, management does not expect those limits to affect the Company's ability to pay the amount of dividends necessary to maintain targeted leverage.


Capital Resources

The Company's capital requirements vary directly with the level of net finance receivables. The targeted mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At March 31, 1997, the Company's capital totaled $8.6 billion, consisting of $7.3 billion of debt and $1.3 billion of equity, compared to $8.4 billion at March 31, 1996, consisting of $7.1 billion of debt and $1.3 billion of equity.

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

The Company manages anticipated cash flows of its assets and liabilities in an effort to reduce the risk associated with unfavorable changes in interest rates. The Company's mix of fixed-rate and floating-rate debt is determined by management based, in part, on the nature of the assets being supported. The Company limits its exposure to market interest rate increases by fixing interest rates that it pays for term periods. The primary means by which the Company accomplishes this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest conversion agreements to synthetically create fixed-rate debt by altering the nature of floating-rate funding, thereby limiting its exposure to interest rate movements.


Credit Facilities

The Company maintains credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating
requirements.   At  March  31,  1997,  the  Company  had  committed  credit facilities  of $700.0  million  and was  an  eligible borrower  under  $2.8 billion of  committed credit facilities  extended to  American General  and
certain of  its  subsidiaries (the  "shared  committed facilities").    The
annual commitment fees  for all  committed facilities ranged  from .05%  to
 .09%.   The Company pays only  an allocated portion of  the commitment fees
for the shared committed facilities.   At March 31, 1997, the  Company also
had $576.0 million of uncommitted credit facilities and was an eligible borrower under $165.0 million of uncommitted credit facilities extended to
American General  and certain  of its  subsidiaries.   Available borrowings
under all facilities are reduced by  any outstanding borrowings.  At  March
31,  1997,  Company   borrowings  outstanding   under  uncommitted   credit
facilities totaled $99.0 million, and there were no borrowings under committed credit facilities.


Securitization

The Company securitized a portion of its portfolio of private label and credit card finance receivables to establish additional sources of funding and liquidity. During 1995, the Company sold $100.0 million of securitized finance receivables with limited recourse. At March 31, 1997, securitized finance receivables sold remained at $100.0 million. On April 1, 1997, the Company repurchased all of the receivables that had been sold through securitization to facilitate the anticipated sale of the credit card portfolio included in assets held for sale. No gain or loss resulted from this transaction. Of the $100.0 million repurchased, approximately $70.0 million was classified as assets held for sale in April 1997.

                       SELECTED FINANCIAL INFORMATION


The following table shows certain selected financial information of the Company for the periods indicated:
                                                         At or for the
                                                      Three Months Ended
                                                           March 31,
                                                     1997            1996
                                                    (dollars in thousands)
Average finance receivables,
  net of unearned finance
  charges (average net
  receivables)                                     $7,549,511    $8,218,649

Average borrowings                                 $7,508,575    $7,276,613

Yield - finance charges
  (annualized) as a
  percentage of average
  net receivables                                      17.09%        18.14%

Borrowing cost - interest
  expense (annualized) as
  a percentage of average
  borrowings                                            6.71%         6.93%

Interest spread - yield
  less borrowing cost                                  10.38%        11.21%

Insurance revenues
  (annualized) as a
  percentage of average
  net receivables                                       2.52%         2.49%

Operating expenses
  (annualized) as a
  percentage of average
  net receivables                                       6.29%         6.39%

Return on average assets
  (annualized)                                          1.64%         1.20%

Return on average equity
  (annualized)                                         12.71%         8.51%

Charge-off ratio -
  net charge-offs
  (annualized) as a
  percentage of average
  net receivables                                       3.83%         5.50%

Allowance ratio -
  allowance for finance
  receivable losses as a
  percentage of net
  finance receivables                                   5.23%         6.07%

                                                       At or for the
                                                    Three Months Ended
                                                         March 31,
                                                     1997        1996

Ratio of earnings to fixed charges (refer to
  Exhibit 12 for calculations)                       1.48        1.34

Delinquency ratio - finance receivables any
  portion of which was 60 days or more past
  due as a percentage of related receivables
  (including unearned finance charges and
  excluding deferred origination costs, a
  fair value adjustment on finance receivables,
  and accrued interest)                              3.76%       4.03%

Debt to tangible equity ratio - debt to
  equity less goodwill and net unrealized
  gains or losses on fixed-maturity
  investment securities                              7.41        7.03

Debt to equity ratio                                 5.79        5.43


                       ANALYSIS OF OPERATING RESULTS

Net income increased $10.6 million, or 38%, for the three months ended March 31, 1997 when compared to the same period in 1996. The increase primarily relates to an improvement in credit quality during first quarter 1997.

Net income has fluctuated over the past two years due to the decline in credit quality of the Company's finance receivables beginning in 1995 and management's related actions to address credit quality. The Company's strategy in prior years of emphasizing higher-yielding finance receivables, which are characterized by higher credit risk, resulted in delinquencies and net charge-offs increasing to higher than anticipated levels beginning in the third quarter of 1995. Due to these increases in delinquencies and net charge-offs, management initiated a comprehensive review of the Company in the fourth quarter of 1995. This review consisted of extensive internal analysis, together with finance receivable loss development projections supplied by outside credit consultants. The results of the analysis indicated a need for an increase in the allowance for finance receivable losses. Accordingly, the Company recorded a $216.0 million increase in the allowance for finance receivable losses in fourth quarter 1995.

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

To increase its focus on core operations, the Company decided in the fourth quarter of 1996 to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. The Company reclassified these finance receivables and an associated allowance for finance receivable losses of $70.0 million to assets held for sale on December 31, 1996. The Company hired an outside advisor to market the portfolios. Based on negotiations with prospective purchasers subsequent to year end, the Company determined that an aftertax charge to operations of $93.5 million was necessary to reduce the carrying amount of the assets held for sale to net realizable value.

During first quarter 1997, the Company re-evaluated the adequacy of the carrying amount of the assets held for sale and determined that the carrying amounts approximate net realizable value. Discussions with potential purchasers are continuing; however, no definitive sale agreement has been reached to date.

Net finance receivables totaled $7.5 billion at March 31, 1997, a decrease of $565.6 million from March 31, 1996 primarily due to a reclassification of credit card and certain private label finance receivables to assets held for sale on December 31, 1996 and to the substantial liquidation of underperforming receivables, partially offset by purchases of real estate loan portfolios during the last three quarters of 1996. At March 31, 1997, real estate secured finance receivables accounted for 51% of total net finance receivables compared to 36% at March 31, 1996.

Results of the action program to improve credit quality in the core U.S. branch operations (including benefits from the increased proportion of finance receivables that are secured by real estate and the reclassification of the underperforming finance receivables to assets held for sale) became evident in the first quarter of 1997. Although yield was 105 basis points less than the prior year, this was more than offset by a 167 basis point improvement in the charge-off ratio. The delinquency ratio also improved to 3.76% at March 31, 1997 from 4.03% a year earlier. The Company is also realizing operating efficiencies as evidenced by a 10 basis point improvement in the operating expense ratio reflecting both fewer branches and fewer employees.

The Company plans to implement additional programs during 1997 to further address credit quality, finance receivable originations, and expense reduction. In addition to the increased use of industry credit scoring models, custom scoring models will be implemented during 1997.

Factors which specifically affected the Company's operating results are as follows:


Finance Charges

Finance charge revenues decreased $51.6 million, or 14%, for the three months ended March 31, 1997 when compared to the same period in 1996 due to decreases in average net receivables, yield, and an additional day in 1996. Average net receivables decreased $669.1 million, or 8%, for the three months ended March 31, 1997 when compared to the same period in 1996 primarily due to the action program for improving credit quality which included the reclassification of certain finance receivables to assets held for sale on December 31, 1996 (which resulted in excluding $39.8 million of first quarter 1997 finance charge revenue related to the assets held for sale) and the liquidation of underperforming receivables. Yield decreased 105 basis points for the three months ended March 31, 1997 when compared to the same period in 1996 primarily due to the action program to improve credit quality, including increasing the proportion of finance receivables that are real estate loans, which generally have lower yields, partially offset by the decreased proportion of non-accrual delinquent finance receivables during 1997.


Insurance Revenues

Insurance revenues decreased $3.7 million, or 7%, for the three months ended March 31, 1997 when compared to the same period in 1996 primarily due to a decrease in earned premiums. Earned premiums decreased primarily due to a decrease in net written premiums which reflected the decrease in non-real estate loan volume resulting from the action program to improve credit quality.


Other Revenues

Other revenues increased $1.0 million, or 6%, for the three months ended March 31, 1997 when compared to the same period in 1996 primarily due to increases in investment revenue and revenue on foreclosed real estate. The increase in investment revenue for the three months ended March 31, 1997 when compared to the same period in 1996 was primarily due to growth in average invested assets for the insurance operations of $41.9 million and realized gains on investments of $.1 million for the three months ended March 31, 1997 compared to realized losses of $.1 million for the same period in 1996, partially offset by a decrease in adjusted portfolio yield of 33 basis points.


Interest Expense

Interest expense decreased $13.1 million, or 10%, for the three months ended March 31, 1997 when compared to the same period in 1996 due to the exclusion of $12.4 million of interest expense related to the assets held for sale and a decrease in borrowing cost, partially offset by an increase in average borrowings. The borrowing cost for the three months ended March 31, 1997 decreased 22 basis points when compared to the same period in 1996 due to a decrease in short-term borrowing cost, with long-term borrowing cost remaining relatively flat. Average borrowings for the three months ended March 31, 1997 increased $232.0 million, or 3%, when compared to the same period in 1996 primarily to fund the purchases of real estate loan portfolios that occurred in the last three quarters of 1996.

Operating Expenses

Operating expenses decreased $12.7 million, or 10%, for the three months ended March 31, 1997 when compared to the same period in 1996 primarily due to the exclusion of $8.3 million of expenses to service the portfolios held for sale and to the action program to improve credit quality and reduce expenses, partially offset by a decrease in deferral of finance receivable origination costs. The action program implemented in fourth quarter 1995 (which included emphasizing real estate loan growth) contributed to a workforce reduction of approximately 1,150 positions and a net decrease of 47 branch offices since March 31, 1996.


Provision for Finance Receivable Losses

Provision for finance receivable losses decreased $41.3 million, or 38%, for the three months ended March 31, 1997 when compared to the same period in 1996 primarily due to the exclusion of $30.1 million of net charge-offs related to the assets held for sale and a decrease in net charge-offs.

Net charge-offs from finance receivables for the three months ended March 31, 1997 decreased to $72.5 million from $113.9 million for the same period in 1996. Net charge-offs for the three months ended December 31, 1996 were $116.2 million. The charge-off ratio for first quarter 1997 was 3.83% compared to 5.69% for fourth quarter 1996 and 5.50% for first quarter 1996. Excluding the portfolios held for sale, the charge-off ratio was 5.03% for fourth quarter 1996 and 4.62% for first quarter 1996.

At March 31, 1997, delinquencies were $304.2 million (excluding $68.8 million related to assets held for sale) compared to $316.7 million at December 31, 1996 (excluding $68.0 million related to assets held for sale) and $353.9 million at March 31, 1996. The delinquency ratio at March 31, 1997 decreased to 3.76% from 3.83% at December 31, 1996 (compared to 4.03% at March 31, 1996). Excluding the portfolios held for sale, the delinquency ratio at March 31, 1996 was 3.76%.

During first quarter 1997, management reduced the allowance for finance receivable losses by $5.0 million from the balance at December 31, 1996 based on the improved credit quality of the finance receivable portfolio. The allowance for finance receivable losses decreased $96.8 million from $487.0 million at March 31, 1996 due to the reclassification of $70.0 million of allowance for finance receivable losses to assets held for sale and reductions in the allowance for finance receivable losses based on the results of the action program for improving credit quality, including the increased proportion of real estate loans. The allowance ratio at March 31, 1997 was 5.23% compared to 5.18% at December 31, 1996 and 6.07% at
March 31, 1996. Based upon an analysis of the finance receivable portfolio, management believes that the allowance for finance receivable losses is adequate given the current level of delinquencies and net charge-offs.

Management believes that the anticipated sale of the non-strategic, underperforming finance receivable portfolios combined with the ongoing action program will address the overall credit quality issues. However, adverse changes in credit fundamentals within the consumer finance market, including the current high level of personal bankruptcies, could negatively impact expected results.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses decreased $4.5 million, or 16%, for the three months ended March 31, 1997 when compared to the same period in 1996 due to decreases in provision for future benefits and in claims paid. Provision for future benefits decreased $2.7 million for the three month period due to reduced sales of non-credit insurance products. Claims for the three month period decreased $1.8 million primarily due to favorable loss experience on credit insurance.


Provision for Income Taxes

The provision for income taxes increased $6.9 million, or 43%, for the three months ended March 31, 1997 when compared to the same period in 1996 primarily due to higher taxable income.


Forward-looking Statements

The statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; adverse litigation results; and failure to achieve the Company's anticipated levels of expense savings from cost-saving initiatives. The Company's future results also could be adversely affected if finance receivable delinquencies and net charge-offs increase or fail to achieve levels anticipated by management, despite the Company's initiatives to improve credit quality. Failure to dispose of assets held for sale for carrying value could also adversely affect the Company's future results. Readers are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                       PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

In addition to those lawsuits or proceedings disclosed in the Company's 1996 Form 10-K, AGFI and certain of its subsidiaries are parties to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will have no material adverse effect on the Company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit.



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12)  Computation of Ratio of Earnings to Fixed Charges.
     (27)  Financial Data Schedule.

(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the first quarter of 1997.

                                 Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN GENERAL FINANCE, INC.
                                           (Registrant)



Date:  May 14, 1997               By /s/ John S. Poelker
                                         John S. Poelker
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and Principal
                                       Financial Officer)

                               Exhibit Index



      Exhibits                                                      Page

(12)  Computation of Ratio of Earnings to Fixed Charges.             18

(27)  Financial Data Schedule.                                       19