Form 10-Q
period 1997-09-30
AMERICAN GENERAL FINANCE INC
filed 1997-11-13
CIK 25600

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1997

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

At November 13, 1997, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


             AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Income
                               (Unaudited)

                             Three Months Ended      Nine Months Ended
                                September 30,           September 30,
                               1997       1996        1997        1996
                                       (dollars in thousands)
Revenues
  Finance charges            $314,997   $359,223   $  950,044  $1,092,884
  Insurance                    46,436     51,677      140,705     154,950
  Other                        18,185     18,413       53,087      50,341

Total revenues                379,618    429,313    1,143,836   1,298,175

Expenses
  Interest expense            117,169    121,267      342,816     368,518
  Operating expenses          118,970    123,499      355,221     387,827
  Provision for finance
    receivable losses          55,634     90,636      186,639     301,220
  Loss on sale of non-
    strategic assets             -          -          42,225        -
  Insurance losses and loss
    adjustment expenses        23,500     25,787       69,252      80,841

Total expenses                315,273    361,189      996,153   1,138,406

Income before provision for
  income taxes                 64,345     68,124      147,683     159,769

Provision for Income Taxes     23,656     24,513       54,578      58,382


Net Income                   $ 40,689   $ 43,611   $   93,105  $  101,387


<F1>
See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)

                                             September 30, December 31,
                                                1997            1996
                                               (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges:
    Real estate loans                        $3,845,695      $3,734,195
    Non-real estate loans                     2,462,597       2,516,009
    Retail sales contracts                      965,313         998,441
    Private label                               253,028         376,580

Net finance receivables                       7,526,633       7,625,225
Allowance for finance receivable
  losses                                       (380,154)       (395,153)
Net finance receivables, less allowance
  for finance receivable losses               7,146,479       7,230,072

Investment securities                           912,281         880,033
Cash and cash equivalents                       104,262         105,493
Goodwill                                        264,244         270,989
Assets held for sale                               -            667,007
Other assets                                    398,898         410,102

Total assets                                 $8,826,164      $9,563,696


Liabilities and Shareholder's Equity

Long-term debt                               $4,178,756      $4,498,530
Short-term notes payable:
  Commercial paper                            2,583,662       3,015,920
  Banks and other                                90,000         111,000
Investment certificates                           3,249           3,778
Insurance claims and policyholder
  liabilities                                   430,963         456,430
Other liabilities                               304,365         260,284
Accrued taxes                                    20,342          17,273

Total liabilities                             7,611,337       8,363,215

Shareholder's equity:
  Common stock                                    1,000           1,000
  Additional paid-in capital                    736,230         696,230
  Net unrealized gains on investment
    securities                                   29,194          21,454
  Retained earnings                             448,403         481,797

Total shareholder's equity                    1,214,827       1,200,481

Total liabilities and shareholder's equity   $8,826,164      $9,563,696

<F1>
See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                      1997          1996
                                                    (dollars in thousands)
Cash Flows from Operating Activities
Net income                                          $ 93,105      $101,387
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses          186,639       301,220
    Depreciation and amortization                     63,228        73,028
    Deferral of finance receivable
      origination costs                              (28,797)      (38,232)
    Deferred federal income tax charge                59,057         8,481
    Change in other assets and other liabilities     (67,908)       (7,626)
    Change in insurance claims and
      policyholder liabilities                       (25,467)      (20,585)
    Loss on sale of non-strategic assets              42,225          -
    Operations related to assets held for sale        39,905          -
    Other, net                                        11,961        59,446
Net cash provided by operating activities            373,948       477,119

Cash Flows from Investing Activities
  Finance receivables originated or purchased     (3,380,751)   (3,859,686)
  Principal collections on finance receivables     3,199,699     3,729,716
  Net collections on assets held for sale             61,266          -
  Securitized finance receivables purchased         (100,000)         -
  Sale of non-strategic assets                       732,504          -
  Investment securities purchased                    (99,879)     (149,261)
  Investment securities called, matured and sold      82,209       138,969
  Other, net                                          (7,503)      (43,669)
Net cash provided by (used for)
  investing activities                               487,545      (183,931)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt           485,367        73,031
  Repayment of long-term debt                       (807,804)     (425,584)
  Change in investment certificates                     (529)       (2,175)
  Change in short-term notes payable                (453,258)      212,917
  Capital contribution from parent                     40,000          -
  Dividends paid                                    (126,500)     (138,590)
Net cash used for financing activities              (862,724)     (280,401)

(Decrease) increase in cash and cash equivalents      (1,231)       12,787
Cash and cash equivalents at beginning of period     105,493       103,238

Cash and cash equivalents at end of period          $104,262      $116,025

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                 $ 20,755      $ 13,900
  Interest paid                                     $378,066      $368,720

<F1>
See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                             September 30, 1997



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


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation of the Company's consolidated financial position at September 30, 1997 and December 31, 1996, its consolidated results of operations for the three months and nine months ended September 30, 1997 and 1996, and its consolidated cash flows for the nine months ended September 30, 1997 and 1996. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

During third quarter 1997, certain real estate secured loans having advances of less than $10 thousand and high loan-to-value ratios were reclassified from real estate to non-real estate loans (effective January 1, 1997). From a servicing and collection standpoint, these loans are administered more like non-real estate secured loans than real estate secured loans. This reclassification affected $169.1 million loans at September 30, 1997.


Note 3.  Accounting Changes

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. This statement is effective for interim and annual periods beginning after December 15, 1997. Reclassification of financial statements for all periods presented will be required upon adoption. Application of this statement will not change recognition or measurement of net income and, therefore, will not impact the Company's consolidated results of operations or financial position.

In June 1997, the FASB also issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" which changes the way companies report segment information. This statement is effective for years beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application. Restatement of comparative information for all periods presented will be required upon adoption. Adoption of this statement will result in more detailed segment disclosures but will not have an impact on the Company's consolidated results of operations or financial position.


Note 4.  Derivative Financial Instruments

The Company's principal borrowing subsidiary is American General Finance Corporation (AGFC), a wholly-owned subsidiary of AGFI. AGFC makes limited use of derivative financial instruments to manage the cost of its debt. AGFC uses interest conversion agreements to reduce its exposure to future fluctuations in interest expense rates by effectively converting short-term and certain long-term floating-rate debt to a fixed-rate basis. At September 30, 1997, outstanding interest conversion agreements in which AGFC contracted to pay interest at fixed rates and receive floating rates totaled $740.0 million of notional amount, with an average fixed pay rate of 7.72% and an average floating receive rate of 5.66%. AGFC's use of interest conversion agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in the first nine months of 1997 or 1996.


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

In June 1997, the Company sold all of the assets held for sale (with a remaining balance of $658.1 million) and $81.4 million of other private label finance receivables. In connection with these sales, the Company recorded an aftertax loss of $27.0 million in second quarter 1997. This loss primarily resulted from establishing a liability for estimated future payments to the purchaser of the credit card portfolio under a five-year loss sharing arrangement.

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

Liquidity

Operating cash flow, which includes net income adjusted for non-cash revenues and expenses, totaled $373.9 million for the nine months ended September 30, 1997 compared to $477.1 million for the same period in 1996. Operating cash flow combined with the proceeds from the sale of non-strategic assets, the net collections on assets held for sale, and a capital contribution from American General generated cash flow of $1.2 billion for the nine months ended September 30, 1997 compared to $477.1 million for the same period in 1996. These cash flows were used principally to fund the net repayments of debt for the nine months ended September 30, 1997 and 1996 of $776.2 million and $141.8 million, respectively, to pay dividends to American General of $126.5 million and $138.6 million, respectively, to finance the net originations and purchases of finance receivables of $181.1 million and $130.0 million, respectively, and to repurchase $100.0 million of securitized finance receivables during second quarter 1997.

Dividends are typically paid to manage the Company's leverage to a target of 7.5 to 1 of debt to tangible equity (equity less goodwill and net unrealized gains or losses on fixed-maturity investment securities). The debt to tangible equity ratio at September 30, 1997 was 7.44 to 1. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. Certain AGFI and AGFC financing agreements effectively limit the amount of dividends the entity may pay; however, management does not expect those limits to affect the Company's ability to maintain targeted leverage.

Capital Resources

The Company's capital requirements vary directly with the level of net finance receivables. The targeted mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At September 30, 1997, the Company's capital totaled $8.1 billion, consisting of $6.9 billion of debt and $1.2 billion of equity, compared to $8.6 billion at September 30, 1996, consisting of $7.3 billion of debt and $1.3 billion of equity.

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

Credit Facilities

The Company maintains credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At September 30, 1997, the Company was an eligible borrower under $3.6 billion of committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). The annual commitment fees for the shared committed facilities ranged from .05% to .07%. The Company pays only an allocated portion of the commitment fees for such committed facilities. At September 30, 1997, the Company also had $421.0 million of uncommitted credit facilities and was an eligible borrower under $165.0 million of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any outstanding borrowings. At September 30, 1997, Company borrowings outstanding under uncommitted credit facilities totaled $90.0 million, and there were no borrowings under any committed credit facilities.

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

Year 2000 Contingency

Management has been engaged in a company-wide program to render its computer systems (hardware and mainframe and personal applications software) year 2000 compliant. The Company will continue to incur internal staff costs as well as third-party vendor and other expenses to prepare the systems for year 2000. The cost of testing and conversion of systems applications has not had, and is not expected to have, a material adverse effect on the Company's consolidated results of operations or financial condition. However, risks and uncertainties exist in most significant systems development projects. If conversion of the Company's systems is not completed on a timely basis, due to nonperformance by third-party vendors or other unforeseen circumstances, the year 2000 problem could have a material adverse impact on the operations of the Company.

                       SELECTED FINANCIAL INFORMATION


The following table shows certain selected financial information of the Company for the periods indicated:

                                 At or for the            At or for the
                              Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                             1997            1996     1997            1996
                                        (dollars in thousands)
Average finance receivables,
  net of unearned finance
  charges (average net
  receivables)              $7,446,628  $8,042,491   $7,482,977  $8,094,076

Average borrowings          $6,775,958  $7,051,834   $7,178,811  $7,123,268

Yield - finance charges
  (annualized) as a
  percentage of average
  net receivables               16.83%      17.80%       16.96%      18.02%

Borrowing cost - interest
  expense (annualized) as
  a percentage of average
  borrowings                     6.90%       6.87%        6.80%       6.90%

Interest spread - yield
  less borrowing cost            9.93%      10.93%       10.16%      11.12%

Insurance revenues
  (annualized) as a
  percentage of average
  net receivables                2.49%       2.57%        2.51%       2.55%

Operating expenses
  (annualized) as a
  percentage of average
  net receivables                6.39%       6.14%        6.33%       6.39%

Return on average assets
  (annualized)                   1.86%       1.91%        1.35%       1.47%

Return on average equity
  (annualized)                  13.47%      13.44%       10.07%      10.33%

Charge-off ratio -
  net charge-offs
  (annualized) as a
  percentage of average
  net receivables                3.27%       5.37%        3.59%       5.40%

Allowance ratio -
  allowance for finance
  receivable losses as a
  percentage of net
  finance receivables              -           -          5.05%       5.67%

                                                       At or for the
                                                     Nine Months Ended
                                                       September 30,
                                                     1997        1996

Ratio of earnings to fixed charges (refer to
  Exhibit 12 for calculations)                       1.39        1.42

Delinquency ratio - finance receivables any
  portion of which was 60 days or more past
  due as a percentage of related receivables
  (including unearned finance charges and
  excluding deferred origination costs, a
  fair value adjustment on finance receivables,
  and accrued interest)                              3.83%       4.28%

Debt to tangible equity ratio - debt to
  equity less goodwill and net unrealized
  gains or losses on fixed-maturity
  investment securities                              7.44        7.54

Debt to equity ratio                                 5.64        5.82



                       ANALYSIS OF OPERATING RESULTS

Net Income

Net income decreased $2.9 million, or 7%, for the three months ended September 30, 1997 and $8.3 million, or 8%, for the nine months ended September 30, 1997 when compared to the same periods in 1996 primarily due to decreases in finance charges, partially offset by decreases in the provision for finance receivable losses, operating expenses, and interest expense. The decrease in net income for the nine months ended September 30, 1997 also reflected the loss on the sale of non-strategic assets during second quarter 1997.

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

To increase its focus on core operations, the Company decided in the fourth quarter of 1996 to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. The Company reclassified these finance receivables and an associated allowance for finance receivable losses of $70.0 million to assets held for sale on December 31, 1996. The Company hired an outside advisor to market the portfolios. Based on negotiations with prospective purchasers subsequent to year end, the Company determined that an aftertax charge to operations of $93.5 million was necessary to reduce the carrying amount of the assets held for sale to net realizable value. This charge was recorded in fourth quarter 1996.

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

Net finance receivables totaled $7.5 billion at September 30, 1997, a decrease of $681.7 million from September 30, 1996 primarily due to the aforementioned reclassification and sale of credit card and certain private label receivables and the substantial liquidation of underperforming receivables, partially offset by purchases of real estate loan portfolios during fourth quarter 1996 and real estate loan growth during 1997. At September 30, 1997, real estate secured finance receivables accounted for 51% of total net finance receivables compared to 42% at September 30, 1996.

Results of the action program to improve credit quality became evident in the first nine months of 1997. Although yield decreased 106 basis points for the nine months ended September 30, 1997 when compared to the same period in 1996, this was offset by a 181 basis point improvement in the charge-off ratio. The delinquency ratio also improved to 3.83% at September 30, 1997 from 4.28% a year earlier.

Factors which specifically affected the Company's operating results are as follows:

Finance Charges

Finance charge revenues decreased $44.2 million, or 12%, for the three months ended September 30, 1997 and $142.8 million, or 13%, for the nine months ended September 30, 1997 when compared to the same periods in 1996 primarily due to decreases in average net receivables and yield. Average net receivables decreased $595.9 million, or 7%, for the three months ended September 30, 1997 and $611.1 million, or 8%, for the nine months ended September 30, 1997 when compared to the same periods in 1996 primarily due to the action program for improving credit quality, which included the aforementioned reclassification and sales of certain finance receivables and the substantial liquidation of underperforming receivables. The exclusion of finance charges related to the assets held for sale for the nine months ended September 30, 1997 totaled $75.0 million. Yield decreased 97 basis points for the three months ended September 30, 1997 and 106 basis points for the nine months ended September 30, 1997 when compared to the same periods in 1996 primarily due to the action program for improving credit quality, including increasing the proportion of finance receivables that are real estate loans (which generally have lower yields), partially offset by the decreased proportion of non-accrual delinquent finance receivables during 1997.

Insurance Revenues

Insurance revenues decreased $5.2 million, or 10%, for the three months ended September 30, 1997 and $14.2 million, or 9%, for the nine months ended September 30, 1997 when compared to the same periods in 1996 primarily due to decreases in earned premiums. Earned premiums decreased primarily due to the decline in related loan volume resulting from the action program for improving credit quality.

Other Revenues

Other revenues decreased $.2 million, or 1%, for the three months ended September 30, 1997 and increased $2.7 million, or 5%, for the nine months ended September 30, 1997 when compared to the same periods in 1996. The increase in other revenues for the nine months ended September 30, 1997 was primarily due to an increase in investment revenue. The increase in investment revenue for the nine months ended September 30, 1997 was primarily due to growth in average invested assets for the insurance operations of $40.2 million, partially offset by a decrease in adjusted portfolio yield of 7 basis points.

Interest Expense

Interest expense decreased $4.1 million, or 3%, for the three months ended September 30, 1997 and $25.7 million, or 7%, for the nine months ended September 30, 1997 when compared to the same periods in 1996. The decrease in interest expense for the three months ended September 30, 1997 was primarily due to a decrease in average borrowings. The decrease in interest expense for the nine months ended September 30, 1997 was due to the exclusion of interest expense related to the assets held for sale totaling $23.2 million and to the decline in borrowing cost, partially offset by an increase in average borrowings. Borrowing cost decreased 10 basis points for the nine months ended September 30, 1997 when compared to the same period in 1996 due to lower short-term borrowing cost, partially offset by higher long-term borrowing cost. Average borrowings decreased $275.9 million, or 4%, for the three months ended September 30, 1997 and increased $55.5 million, or 1%, for the nine months ended September 30, 1997 when compared to the same periods in 1996. The decrease in average borrowings for the three months ended September 30, 1997 was primarily due to the aforementioned sales of certain finance receivables during second quarter 1997, partially offset by purchases of real estate loan portfolios that occurred in fourth quarter 1996 and growth in real estate loans during 1997. The increase in average borrowings for the nine months ended September 30, 1997 was primarily to fund the purchases of real estate loan portfolios that occurred in fourth quarter 1996 and growth in real estate loans during 1997, partially offset by the aforementioned sales of certain finance receivables during second quarter 1997.

Operating Expenses

Operating expenses decreased $4.5 million, or 4%, for the three months ended September 30, 1997 and $32.6 million, or 8%, for the nine months ended September 30, 1997 when compared to the same periods in 1996 due to
(1) the exclusion of expenses to service the non-strategic assets sold during second quarter 1997 totaling $3.8 million and $18.2 million, respectively (the Company continued to service the receivables through September 1997); (2) certain non-recurring operating expenses associated with discontinued initiatives that negatively impacted the financial results for 1996 by $1.2 million and $8.5 million, respectively; and (3) the action program to improve credit quality and reduce expenses. The action program implemented in fourth quarter 1995 (which included emphasizing real estate loan growth) contributed to a workforce reduction of approximately 900 positions and a net decrease of 62 branch offices since September 30, 1996.

Provision for Finance Receivable Losses

Provision for finance receivable losses decreased $35.0 million, or 39%, for the three months ended September 30, 1997 and $114.6 million, or 38%, for the nine months ended September 30, 1997 when compared to the same periods in 1996 primarily due to the decreases in net charge-offs totaling $47.0 million and $126.7 million, respectively. These decreases were primarily due to reductions in charge-off levels for the core branch network. The decrease in net charge-offs for the nine months ended September 30, 1997 also reflected the exclusion of net charge-offs related to the assets held for sale totaling $58.6 million.

Net charge-offs from finance receivables for the three months ended September 30, 1997 decreased to $60.6 million from $107.6 million for the same period in 1996. Net charge-offs for the three months ended June 30, 1997 were $68.5 million. The charge-off ratio for third quarter 1997 was 3.27% compared to 3.68% for second quarter 1997 and 5.37% for third quarter 1996. Excluding the portfolios held for sale, the charge-off ratio was 4.56% for third quarter 1996.

At September 30, 1997, delinquencies were $312.2 million compared to $380.2 million at September 30, 1996 and $299.6 million at June 30, 1997. The delinquency ratio at September 30, 1997 was 3.83% compared to 3.73% at June 30, 1997 and 4.28% at September 30, 1996. The increase in the delinquency ratio from June 30, 1997 reflected an increase in such ratio in the loan portfolio. Excluding the portfolios held for sale, the delinquency ratio at September 30, 1996 was 3.93%.

During third quarter 1997, management reduced the allowance for finance receivable losses by $5.0 million from the balance at June 30, 1997 based on the favorable credit quality trends of the finance receivable portfolio. The allowance for finance receivable losses decreased $85.0 million from $465.2 million at September 30, 1996 due to the reclassification of $70.0 million of allowance for finance receivable losses to assets held for sale and reductions in the allowance for finance receivable losses based on the results of the action program for improving credit quality, including the increased proportion of real estate loans. The allowance ratio at September 30, 1997 was 5.05% compared to 5.20% at June 30, 1997 and 5.67% at September 30, 1996. Based upon an analysis of the finance receivable portfolio, management believes that the allowance for finance receivable losses is adequate given the current level of delinquencies and net charge-offs.

Loss on Sale of Non-strategic Assets

Loss on sale of non-strategic assets totaled $42.2 million ($27.0 million aftertax) for the nine months ended September 30, 1997 due to the sale of non-strategic, underperforming receivables during second quarter 1997. See Analysis of Operating Results - Net Income for further information on loss on sale of non-strategic assets.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses decreased $2.3 million, or 9%, for the three months ended September 30, 1997 and $11.6 million, or 14%, for the nine months ended September 30, 1997 when compared to the same periods in 1996 due to decreases in provision for future benefits and in claims paid. Provision for future benefits decreased $1.3 million and $5.3 million, respectively, due to reduced sales of non-credit insurance products. Claims decreased $1.0 million and $6.3 million, respectively, primarily due to decreased business. The decrease in claims for the nine months ended September 30, 1997 also reflected favorable loss experience on credit insurance.

Provision for Income Taxes

The provision for income taxes decreased $.9 million, or 3%, for the three months ended September 30, 1997 and $3.8 million, or 7%, for the nine months ended September 30, 1997 when compared to the same periods in 1996 primarily due to lower taxable income.

Forward-looking Statements

The statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; adverse litigation results; the Company's ability to render its computer systems year 2000 compliant; and failure to achieve the Company's anticipated levels of expense savings from cost-saving initiatives. Readers are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                       PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

In addition to those lawsuits or proceedings disclosed in the Company's 1996 Form 10-K, AGFI and certain of its subsidiaries are parties to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit.



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12)  Computation of Ratio of Earnings to Fixed Charges.
     (27)  Financial Data Schedule.

(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the third quarter of 1997.

                                 Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN GENERAL FINANCE, INC.
                                           (Registrant)



Date:  November 13, 1997          By /s/ John S. Poelker
                                         John S. Poelker
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and Principal
                                       Financial Officer)

                               Exhibit Index



      Exhibits                                                      Page

(12)  Computation of Ratio of Earnings to Fixed Charges.             18

(27)  Financial Data Schedule.                                       19