Form 10-K
period 1997-12-31
AMERICAN GENERAL FINANCE INC
filed 1998-03-19
CIK 25600

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997

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

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

At March 19, 1998, no common stock of the registrant was held by a non-affiliate.

At March 19, 1998, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

<PAGE 2

                             TABLE OF CONTENTS




          Item                                                      Page

Part I     1.  Business . . . . . . . . . . . . . . . . . . . . . . .  3

           2.  Properties . . . . . . . . . . . . . . . . . . . . . . 17

           3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . 17

           4.  Submission of Matters to a Vote of Security Holders. .  *

Part II    5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters  . . . . . . . . . . . . . . . . 18

           6.  Selected Financial Data  . . . . . . . . . . . . . . . 18

           7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . . 19

          7A.  Quantitative and Qualitative Disclosures About
                 Market Risk  . . . . . . . . . . . . . . . . . . . . 30

           8.  Financial Statements and Supplementary Data  . . . . . 31

           9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure . . . . . . . **

Part III  10.  Directors and Executive Officers of the Registrant . .  *

          11.  Executive Compensation . . . . . . . . . . . . . . . .  *

          12.  Security Ownership of Certain Beneficial Owners
                 and Management . . . . . . . . . . . . . . . . . . .  *

          13.  Certain Relationships and Related Transactions . . . .  *

Part IV   14.  Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K  . . . . . . . . . . . . . . . . . . . . 61



      * Items 4, 10, 11, 12, and 13 are not included, as per conditions met by Registrant set forth in General Instructions I(1)(a) and
          (b) of Form 10-K.

     ** Item 9 is not included, as no information was required by Item 304 of Regulation S-K.

                                   PART I

Item 1.  Business.

                                  GENERAL

American General  Finance, Inc. will  be referred  to in  this document  as
"AGFI" or collectively, with its subsidiaries, whether directly or indirectly owned, as the "Company". AGFI was incorporated in Indiana in 1974 to become the parent holding company of American General Finance Corporation (AGFC). AGFC was incorporated in Indiana in 1927 as successor to a business started in 1920. Since 1982, AGFI has been a direct or indirect wholly-owned subsidiary of American General Corporation (American General), the parent company of one of the nation's largest diversified financial services organizations. Headquartered in Houston, Texas, American General's operating subsidiaries are leading providers of retirement services, life insurance, and consumer loans. American General, a Texas corporation, is the successor to American General Insurance Company, an insurance company incorporated in Texas in 1926.

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

At December 31, 1997, the Company had 1,354 offices in 41 states, Puerto Rico, and the U.S. Virgin Islands and approximately 8,500 employees. The Company's executive offices are located in Evansville, Indiana.


Selected Financial Information

The Company reclassified credit card and certain private label finance receivables to assets held for sale on December 31, 1996. Because the reclassification was effective on the last day of the year, it had no effect on average net receivables; yield; finance receivable loss experience; and finance receivables originated, renewed, and purchased for 1996. See Consumer Finance Operations for further information on this reclassification.

The following table shows selected financial information of the Company:

                                          Years Ended December 31,
                                      1997          1996          1995
                                           (dollars in thousands)

Average finance receivables net
  of unearned finance charges
  (average net receivables)        $7,522,841    $8,123,947    $8,283,485

Average borrowings                 $7,123,397    $7,170,371    $7,381,504

Item 1.  Continued


                                               At or for the
                                          Years Ended December 31,
                                      1997          1996          1995

Yield - finance charges as a
  percentage of average net
  receivables                        16.81%        17.85%        18.02%

Borrowing cost - interest
  expense as a percentage of
  average borrowings                  6.80%         6.88%         7.01%

Interest spread - yield
  less borrowing cost                10.01%        10.97%        11.01%

Insurance revenues as a
  percentage of average
  net receivables                     2.51%         2.54%         2.68%

Operating expenses as a
  percentage of average
  net receivables                     6.31%         6.31%         5.64%

Allowance ratio - allowance for
  finance receivable losses as
  a percentage of net finance
  receivables                         4.65%         5.18%         5.85%

Charge-off ratio - charge-offs net
  of recoveries as a percentage of
  the average of net finance
  receivables at the beginning of
  each month during the period        3.60%         5.47%         3.77%

Delinquency ratio - finance
  receivables 60 days or more
  past due as a percentage
  of related receivables              3.60%         3.83%         4.13%

Return on average assets              1.42%          .37%          .90%

Return on average equity             10.49%         2.63%         6.59%

Ratio of earnings to fixed charges
  (refer to Exhibit 12 herein
  for calculations)                   1.41          1.11          1.22

Debt to tangible equity ratio -
  debt to equity less goodwill
  and net unrealized gains or
  losses on fixed-maturity
  investment securities               7.52          8.40          7.44

Debt to equity ratio                  5.75          6.36          5.65

Item 1.  Continued


                        CONSUMER FINANCE OPERATIONS

Through its finance subsidiaries, the Company makes loans directly to individuals, purchases retail sales contract obligations of individuals, and offers private label services.

In its lending operations, the Company generally takes a security interest in real property and/or personal property of the borrower. Of the loans outstanding at December 31, 1997, 93% were secured by such property. At December 31, 1997, mortgage loans accounted for 62% of the amount of loans outstanding and 13% of the number of loans outstanding, compared to 60% and 14%, respectively, at December 31, 1996. Loans secured by real property generally have maximum original terms of 180 months. Such loans with maximum original terms exceeding 180 months generally contain call provisions at various times throughout the contract. Loans secured by personal property or that are unsecured generally have maximum original terms of 60 months.

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

In fourth quarter 1996, the Company decided to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. The Company reclassified these finance receivables and $70.0 million of allowance for finance receivable losses to assets held for sale on December 31, 1996. In June 1997, the Company sold all of the assets held for sale (with a remaining balance of $658.1 million) and $81.4 million of other private label finance receivables. See
Note 9. of the Notes to Consolidated Financial Statements in Item 8. for further information on the reclassification and subsequent sale of non-strategic assets.

Prior to such sale, the Company issued MasterCard and VISA credit cards to individuals through branch and direct mail solicitation programs. Credit cards were unsecured and required minimum monthly payments based on current balances.

Item 1.  Continued


Finance Receivables

All finance receivable data in this report (except as otherwise indicated) is calculated on a net basis -- that is, after deduction of unearned finance charges but before deduction of an allowance for finance receivable losses.

Effective January 1, 1997, certain real estate loans having advances of less than $10,000 and high loan-to-value ratios were reclassified from real estate to non-real estate loans. From a servicing and collection standpoint, these loans are administered more like non-real estate loans than real estate loans. This reclassification affected $255.0 million of loans at January 1, 1997.

The following table shows the amount, number, and average size of finance receivables originated, renewed, and purchased during the period by type of finance receivable:
                                         Years Ended December 31,
                                      1997         1996         1995
Amount (in thousands):

  Real estate loans                $1,584,101   $1,347,133   $1,266,725
  Non-real estate loans             2,437,266    2,224,472    2,953,054
  Retail sales contracts            1,200,867    1,042,134    1,494,903
  Private label                       255,485      336,550      624,212
  Credit cards                           -         502,379      567,090

  Total originated and renewed      5,477,719    5,452,668    6,905,984
  Net purchased (a)                   598,608      946,168       23,495

Total originated, renewed,
  and purchased                    $6,076,327   $6,398,836   $6,929,479


Number:

  Real estate loans                    59,927       67,583       72,940
  Non-real estate loans               906,756      965,384    1,445,451
  Retail sales contracts              831,520      787,888    1,242,537
  Private label                       137,361      201,888      433,165

Total                               1,935,564    2,022,743    3,194,093


Average size (to nearest dollar):

  Real estate loans                   $26,434      $19,933      $17,367
  Non-real estate loans                 2,688        2,304        2,043
  Retail sales contracts                1,444        1,323        1,203
  Private label                         1,860        1,667        1,441


  (a)  See Note 4. of the  Notes to  Consolidated  Financial Statements  in
       Item 8. for information on purchases of finance receivables from affiliates.

Item 1.  Continued


The following table shows the amount, number, and average size of finance receivables at the end of the period by type of finance receivable:

                                                December 31,
                                       1997         1996         1995

Amount (in thousands):

  Real estate loans                 $4,155,167   $3,734,195   $2,904,016
  Non-real estate loans              2,554,888    2,516,009    2,765,361
  Retail sales contracts             1,050,442      998,441    1,240,708
  Private label                        250,691      376,580      942,706
  Credit cards                            -            -         557,603

Total                               $8,011,188   $7,625,225   $8,410,394


Number:

  Real estate loans                    163,119      200,420      169,956
  Non-real estate loans              1,132,039    1,243,204    1,460,714
  Retail sales contracts               864,775      885,556    1,176,165
  Private label                        200,505      276,184      504,184
  Credit cards                            -            -         449,591

Total                                2,360,438    2,605,364    3,760,610


Average size (to nearest dollar):

  Real estate loans                    $25,473      $18,632      $17,087
  Non-real estate loans                  2,257        2,024        1,893
  Retail sales contracts                 1,215        1,127        1,055
  Private label                          1,250        1,364        1,870
  Credit cards                            -            -           1,240


Average Net Receivables and Yield

Finance charges on discounted finance receivables and interest on interest-bearing finance receivables are recognized as revenue on the accrual basis using the interest method. The accrual of revenue is suspended when the fourth contractual payment becomes past due for loans and retail sales contracts and when the sixth contractual payment becomes past due for private label. For credit cards, the accrual of revenue was suspended when the sixth contractual payment became past due. Extension fees and late charges are recognized as revenue when received.

Nonrefundable points and fees on loans are recognized as revenue on the accrual basis using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience. If a loan liquidates before amortization is completed, any unamortized fees are recognized as revenue at the date of liquidation.

Item 1.  Continued


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

The following table shows average net receivables and yield by type of finance receivable:

                                       Years Ended December 31,
                                   1997          1996          1995
                                        (dollars in thousands)

Real estate loans:
  Average net receivables       $3,711,444    $3,129,379    $2,846,845
  Yield                             13.71%        14.83%        15.02%

Non-real estate loans:
  Average net receivables       $2,542,651    $2,549,750    $2,747,661
  Yield                             21.84%        22.29%        21.83%

Total loans:
  Average net receivables       $6,254,095    $5,679,129    $5,594,506
  Yield                             17.02%        18.18%        18.37%

Retail sales contracts:
  Average net receivables       $  967,189    $1,080,527    $1,232,395
  Yield                             16.08%        16.95%        17.14%

Private label:
  Average net receivables       $  301,557    $  835,191    $  949,979
  Yield                             14.92%        15.15%        15.35%

Total retail sales finance:
  Average net receivables       $1,268,746    $1,915,718    $2,182,374
  Yield                             15.80%        16.16%        16.36%

Credit cards:
  Average net receivables       $     -       $  529,100    $  506,605
  Yield                               -  %        20.41%        21.28%

Total:
  Average net receivables       $7,522,841    $8,123,947    $8,283,485
  Yield                             16.81%        17.85%        18.02%

Item 1.  Continued


Finance Receivable Credit Quality Information

The Company's policy is to charge off each month loan accounts, except those secured by real estate, on which little or no collections were made in the prior six-month period. Retail sales contracts are charged off when six installments are past due, and private label accounts are charged off when 180 days past due. Credit card accounts were charged off when 180 days past due. In the case of loans secured by real estate, foreclosure proceedings are instituted when four monthly installments are past due. When foreclosure is completed and the Company has obtained title to the property, the real estate is established as an asset valued at fair value, and any loan amount in excess of that value is charged off. The charge-off period is occasionally extended for individual accounts when, in the opinion of management, such treatment is warranted.

The following table shows finance receivable loss experience by type of finance receivable:

                                       Years Ended December 31,
                                   1997          1996          1995
                                        (dollars in thousands)
Real estate loans:
  Net charge-offs                 $ 32,240     $ 36,997     $ 23,245
  Charge-off ratio                    .87%        1.19%         .82%

Non-real estate loans:
  Net charge-offs                 $182,371     $229,109     $165,413
  Charge-off ratio                   7.15%        8.95%        6.11%

Total loans:
  Net charge-offs                 $214,611     $266,106     $188,658
  Charge-off ratio                   3.44%        4.70%        3.38%

Retail sales contracts:
  Net charge-offs                 $ 38,309     $ 54,565      $35,479
  Charge-off ratio                   3.97%        5.00%        2.89%

Private label:
  Net charge-offs                 $ 17,563     $ 72,512      $51,115
  Charge-off ratio                   5.76%        8.59%        5.39%

Total retail sales finance:
  Net charge-offs                 $ 55,872     $127,077      $86,594
  Charge-off ratio                   4.40%        6.57%        3.98%

Credit cards:
  Net charge-offs                 $   -        $ 51,386      $36,206
  Charge-off ratio                    -  %        9.68%        7.19%

Total:
  Net charge-offs                 $270,483     $444,569     $311,458
  Charge-off ratio                   3.60%        5.47%        3.77%

Item 1.  Continued


The following table shows delinquency (finance receivables 60 days or more past due including unearned finance charges and excluding deferred origination costs, a fair value adjustment on finance receivables, and accrued interest) based on contract terms in effect at the respective dates by type of finance receivable:

                                             December 31,
                                   1997         1996         1995
                                       (dollars in thousands)

Real estate loans                $108,277     $ 84,361     $ 60,585
  % of related receivables          2.56%        2.21%        1.99%

Non-real estate loans            $163,942     $184,410     $203,191
  % of related receivables          5.72%        6.45%        6.37%

Total loans                      $272,219     $268,771     $263,776
  % of related receivables          3.84%        4.03%        4.23%

Retail sales contracts           $ 29,480     $ 35,394     $ 45,043
  % of related receivables          2.32%        2.92%        3.00%

Private label                    $  8,024     $ 12,567     $ 48,430
  % of related receivables          3.17%        3.32%        4.77%

Total retail sales finance       $ 37,504     $ 47,961     $ 93,473
  % of related receivables          2.46%        3.01%        3.73%

Credit cards                     $   -        $   -        $ 28,520
  % of related receivables           -  %         -  %        4.85%

Total                            $309,723     $316,732     $385,769
  % of related receivables          3.60%        3.83%        4.13%


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

Item 1.  Continued


The following table shows changes in the allowance for finance receivable losses:

                                               At or for the
                                          Years Ended December 31,
                                      1997          1996          1995
                                           (dollars in thousands)

Balance at beginning of year        $395,153      $492,124      $226,226
Provision for finance receivable
  losses                             247,983       417,446       574,166
Allowance reclassified to assets
  held for sale                         -          (70,000)         -
Allowance related to net acquired
  receivables                           -              152         3,190
Charge-offs, net of recoveries      (270,483)     (444,569)     (311,458)

Balance at end of year              $372,653      $395,153      $492,124

Allowance ratio                        4.65%         5.18%         5.85%


See Management's Discussion and Analysis in Item 7. for further information on finance receivable loss and delinquency experience and the related allowance for finance receivable losses.


Geographic Distribution

Geographic diversification of finance receivables reduces the concentration
of credit risk associated with a recession in any one region.   The largest
concentrations of net finance receivables were as follows:

                                    December 31,
                   1997                 1996                 1995
             Amount   Percent     Amount   Percent     Amount   Percent
                               (dollars in thousands)

California  $  842,690  10.52%   $  697,734   9.15%   $  886,974  10.55%
N. Carolina    696,261   8.69       672,021   8.81       737,630   8.77
Florida        518,837   6.48       534,936   7.02       626,519   7.45
Ohio           465,489   5.81       454,290   5.96       439,522   5.23
Indiana        438,369   5.47       397,698   5.22       454,892   5.41
Illinois       434,029   5.42       452,508   5.93       489,840   5.82
Virginia       356,928   4.46       350,349   4.59       392,146   4.66
Georgia        310,485   3.88       312,377   4.10       372,963   4.43
Other        3,948,100  49.27     3,753,312  49.22     4,009,908  47.68

            $8,011,188 100.00%   $7,625,225 100.00%   $8,410,394 100.00%

Item 1.  Continued


Sources of Funds

The Company funds its consumer finance operations principally through net cash flows from operating activities, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks.


Average Borrowings and Borrowing Cost

The following table shows average borrowings and interest expense as a percentage of average borrowings by type of debt:

                                     Years Ended December 31,
                                1997           1996           1995
                                      (dollars in thousands)

Long-term debt:
  Average borrowings         $4,100,324     $4,734,633     $4,885,203
  Borrowing cost                  7.32%          7.28%          7.26%

Short-term debt:
  Average borrowings         $3,019,808     $2,430,620     $2,490,039
  Borrowing cost                  6.10%          6.10%          6.51%

Investment certificates:
  Average borrowings         $    3,265     $    5,118     $    6,262
  Borrowing cost                  5.73%          6.27%          6.48%

Total:
  Average borrowings         $7,123,397     $7,170,371     $7,381,504
  Borrowing cost                  6.80%          6.88%          7.01%

The Company's use of interest rate swap agreements, which are included in short-term borrowing cost above, is described in Note 12. of the Notes to Consolidated Financial Statements in Item 8.


Contractual Maturities

Contractual maturities of net finance receivables and debt at December 31, 1997 were as follows:

                                 Net Finance
                                 Receivables           Debt
                                    (dollars in thousands)
Due in:
  1998                           $2,386,458         $4,080,487
  1999                            1,475,226            609,764
  2000                              927,288          1,277,077
  2001                              515,684             41,774
  2002                              322,388            547,823
  2003 and thereafter             2,384,144            709,777

  Total                          $8,011,188         $7,266,702

Item 1.  Continued


See Note  5. of the Notes  to Consolidated Financial Statements  in Item 8.
for  further  information   on  principal  cash   collections  of   finance
receivables.


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

Both Merit and Yosemite market their products through the consumer finance network of the Company. The credit life insurance policies insure the life of the borrower in an amount typically equal to the unpaid balance of the obligation and provide for payment in full to the lender of the insured's obligation in the event of death. The credit accident and health insurance policies provide for the payment to the lender of the installments on the insured's obligation coming due during a period of disability due to illness or injury. The credit-related property and casualty insurance is written to protect property pledged as security for the obligation and to provide for the payment to the lender of the installments on the insured's obligation coming due during a period of unemployment. The purchase by the borrower of credit life, credit accident and health, and credit property and casualty insurance is voluntary with the exception of creditor placed property damage coverage for automobiles, large equipment, dwellings, and real estate pledged as collateral. In these instances, property damage coverage is provided under the terms of the lending agreement if the borrower does not provide evidence of coverage with another insurance carrier. The non-credit insurance policies are primarily ordinary life level term coverage. The purchase of this coverage is voluntary. Premiums for insurance products are most often financed as part of the insured's obligation to the lender but may be paid in cash by the borrower.

Merit and Yosemite have from time to time entered into reinsurance agreements with other insurance companies, including certain other American General subsidiaries, for assumptions of various annuities and non-credit, group, credit life, credit accident and health, and credit property and casualty insurance on a coinsurance basis. The reserves attributable to this business fluctuate over time and in certain instances are subject to recapture by the ceding company. At December 31, 1997, reserves on the books of Merit and Yosemite attributable to these reinsurance agreements totaled $109.2 million.

Item 1.  Continued


The following tables show information concerning the insurance operations:


Life Insurance in Force                          December 31,
                                        1997        1996        1995
                                           (dollars in thousands)

Credit life                          $2,387,084  $2,629,019  $3,053,300
Non-credit life                       3,910,534   3,936,856   3,564,214

Total                                $6,297,618  $6,565,875  $6,617,514



Premiums Earned                           Years Ended December 31,
                                       1997         1996         1995
                                           (dollars in thousands)
Credit insurance premiums earned
  in connection with consumer
  finance operations:
    Credit life                      $ 33,269     $ 39,005     $ 44,682
    Credit accident and health         45,687       52,379       59,442
    Property                           54,292       57,895       51,438
Other insurance premiums earned:
    Non-credit life                    46,190       47,325       50,116
    Premiums assumed under
      coinsurance agreements            5,177        4,750       11,006

Total                                $184,615     $201,354     $216,684



Premiums Written                          Years Ended December 31,
                                       1997         1996         1995
                                           (dollars in thousands)
Credit insurance premiums
  written in connection with
  consumer finance operations:
    Credit life                      $ 28,057     $ 28,864     $ 44,086
    Credit accident and health         39,401       39,217       56,175
    Property                           47,029       52,230       65,059
Other insurance premiums written:
    Non-credit life                    46,190       47,325       50,116
    Premiums assumed under
      coinsurance agreements            5,177        4,750       11,006

Total                                $165,854     $172,386     $226,442

Item 1.  Continued


Investments and Investment Results

The  following  table  shows  the  investment  results   of  the  insurance
operations:

                                         Years Ended December 31,
                                     1997          1996          1995
                                          (dollars in thousands)

Net investment revenue (a)         $ 67,837      $ 64,860      $ 62,880

Average invested assets (b)        $924,411      $885,741      $817,254

Adjusted portfolio yield (c)          8.07%         8.07%         8.41%

Net realized gains (losses)
  on investments (d)               $  1,071      $   (909)     $    876


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

Item 1.  Continued


The Company also is subject to various federal regulations, including the Federal Consumer Credit Protection Act (governing disclosure of applicable charges and other finance receivable terms), the Equal Credit Opportunity Act (prohibiting discrimination against credit-worthy applicants), the Fair Credit Reporting Act (governing the accuracy and use of credit bureau reports), and certain Federal Trade Commission rules. AGFC-Utah, which engages in the consumer finance business and accepts insured deposits, is subject to regulation by and reporting requirements of the Federal Deposit Insurance Corporation and is subject to regulatory codes in the state of Utah.


Insurance

State authorities regulate and supervise the Company's insurance subsidiaries. The extent of such regulation varies but relates primarily to conduct of business, types of products offered, standards of solvency, payment of dividends, licensing, deposits of securities for the benefit of policyholders, the approval of policy forms and premium rates, periodic examination of the affairs of insurers, form and content of required financial reports and establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. Substantially all of the states in which the Company operates regulate the rates of premiums charged for credit life and credit accident and health insurance. State insurance laws and regulations also prescribe the nature, quality and percentage of various types of investments which the Company's insurance subsidiaries may make.


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

Item 2.  Properties.


The Company's investment in real estate and tangible property is not significant in relation to its total assets due to the nature of its business. AGFI and certain of its subsidiaries own real estate on which AGFI and its subsidiaries conduct business. The Company generally conducts branch office operations in leased premises. Lease terms ordinarily range from three to five years.

The Company's exposure to environmental regulation arises from its ownership of such properties and properties obtained through foreclosure. The Company monitors properties for compliance with federal and local environmental guidelines. The Company estimates that potential costs related to any environmental clean-up are immaterial.



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

                                  PART II


Item 5.  Market  for Registrant's  Common  Equity and  Related  Stockholder
         Matters.


No trading market exists for AGFI's common stock because American General owns all AGFI's common stock. AGFI declared the following cash dividends on its common stock:

Quarter Ended                         1997         1996
                                    (dollars in thousands)

March 31                            $    -       $ 27,000
June 30                              106,000       30,088
September 30                          20,500       81,502
December 31                              -            -

                                    $126,500     $138,590


See Management's Discussion and Analysis in Item 7., as well as Note 16. of Notes to Consolidated Financial Statements in Item 8., with respect to limitations on the ability of AGFI and its subsidiaries to pay dividends.



Item 6.  Selected Financial Data.


The following selected financial data are taken from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and related notes in Item 8., Management's Discussion and Analysis in Item 7., and other financial information in Item 1.

                          At or for the Years Ended December 31,
                     1997       1996       1995       1994      1993(a)
                                  (dollars in thousands)

Total revenues    $1,524,105 $1,724,948 $1,791,494 $1,491,239 $1,288,777

Net income (b)       129,433     34,146     85,655    244,988    195,741

Total assets       9,289,500  9,563,696  9,561,350  8,980,728  7,658,775

Long-term debt     4,011,457  4,498,530  4,979,883  4,312,932  4,018,797


(a) The Company adopted three new accounting standards through cumulative adjustments as of January 1, 1993, resulting in a one-time reduction of net income of $12.7 million.

(b) Per share information is not included because all of AGFI's common stock is owned by American General.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes in Item 8. and other financial information in
Item 1.


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


Liquidity

Operating cash flow, which includes net income adjusted for non-cash revenues and expenses, totaled $516.1 million in 1997 compared to $590.1 million in 1996 and $657.9 million in 1995. Operating cash flow combined with the proceeds from the sale of non-strategic assets, the net collections on assets held for sale, and capital contributions from American General generated cash flow of $1.4 billion for 1997. This cash flow was used principally to finance the net originations and purchases of finance receivables of $692.9 million, to fund the net repayments of debt of $366.0 million, to pay dividends to American General of $126.5 million, and to repurchase $100.0 million of securitized finance receivables.

Operating cash flow combined with the net proceeds of increased debt, the proceeds of securitized finance receivables sold in 1995, and a 1995 capital contribution from American General, generated cash flow of $745.4 million in 1996 compared to $1.2 billion in 1995. These cash flows were used principally to fund the net originations and purchases of finance receivables and the purchases of assets from affiliates of $514.7 million in 1996 and $888.5 million in 1995 and to pay dividends to American General of $138.6 million in 1996 and $112.5 million in 1995.

Dividends have  been paid to manage  the Company's leverage to  a target of
7.5 to 1 of debt to tangible equity (equity less goodwill and net unrealized gains or losses on fixed-maturity investment securities). The debt to tangible equity ratio at December 31, 1997 was 7.52 to 1. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. Certain AGFI and AGFC financing agreements effectively limit the amount of dividends the entity may pay; however, management does not expect those limits to affect the Company's ability to maintain targeted leverage. See
Note 16. of the Notes to Consolidated Financial Statements in Item 8. for information on dividend restrictions.

Item 7.  Continued


Capital Resources

The Company's capital requirements vary directly with the level of net finance receivables. The targeted mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At December 31, 1997, the Company's capital totaled $8.5 billion, consisting of $7.3 billion of debt and $1.2 billion of equity, compared to $8.8 billion at December 31, 1996, consisting of $7.6 billion of debt and $1.2 billion of equity.

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


Credit Ratings

AGFC's strong debt and commercial paper ratings enhance its access to capital markets. On February 23, 1998, AGFC's ratings were as follows:

                          Long-term Debt      Commercial Paper

Duff & Phelps             A+  (Strong)        D-1+  (Highest)
Fitch                          -              F-1+  (Highest)
Moody's                   A2  (Strong)        P-1   (Highest)
Standard & Poor's         A+  (Strong)        A-1   (Strong)


Credit Facilities

The Company maintains credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 1997, credit facilities, including facilities shared with American General, totaled $4.5 billion, with remaining availability to the Company of $4.4 billion. See Note 11. of the Notes to Consolidated Financial Statements in Item 8. for additional information on credit facilities.


Securitization

In April 1997, the Company repurchased all $100.0 million of the private label and credit card receivables that had previously been sold through securitization. No gain or loss resulted from the repurchase transaction. Of the $100.0 million repurchased, approximately $70.0 million was classified as assets held for sale in April 1997. The repurchase facilitated the sale of the credit card portfolio included in assets held for sale and sold in June 1997.

Item 7.  Continued


                       ANALYSIS OF OPERATING RESULTS

Net Income

Net income increased $95.3 million, or 279%, for 1997 and decreased $51.5 million, or 60%, for 1996 when compared to the respective previous year.

Net income has fluctuated over the past two years due to the decline in the Company's finance receivable credit quality beginning in 1995 and management's related actions to address credit quality. The Company's strategy in prior years of emphasizing higher-yielding finance receivables, which are characterized by higher credit risk, combined with the decline in consumer credit quality throughout the industry, resulted in the Company's delinquencies and net charge-offs increasing to higher than anticipated levels beginning in the third quarter of 1995. Due to these increases in delinquencies and net charge-offs, management initiated a comprehensive review of the Company in the fourth quarter of 1995. This review consisted of extensive internal analysis, together with finance receivable loss development projections supplied by outside credit consultants. The results of the analysis indicated a need for an increase in the allowance for finance receivable losses. Accordingly, the Company recorded a $216.0 million increase in the allowance for finance receivable losses in fourth quarter 1995.

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

To increase its focus on core operations, the Company decided in the fourth quarter of 1996 to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. The Company reclassified these finance receivables and $70.0 million of allowance for finance receivable losses to assets held for sale on December 31, 1996. The Company hired an outside advisor to market the portfolios. Based on negotiations with prospective purchasers subsequent to year end 1996, the Company determined that an aftertax charge to operations of $93.5 million was necessary to reduce the carrying amount of the assets held for sale to net realizable value. This charge was recorded in fourth quarter 1996. In June 1997, the Company sold all of the assets held for sale (with a remaining balance of $658.1 million) and $81.4 million of other private label finance receivables. In connection with these sales, the Company took an aftertax charge of $27.0 million in second quarter 1997. This additional loss primarily resulted from establishing a liability for estimated future payments to the purchaser of the credit card portfolio under a five-year loss sharing arrangement. See Note 9. of the Notes to Consolidated Financial Statements in Item 8. for further information on the reclassification and subsequent sale of non-strategic assets.

Item 7.  Continued


Net finance receivables totaled $8.0 billion at December 31, 1997, an increase of $386.0 million from December 31, 1996 primarily due to real estate loan growth during 1997, partially offset by the liquidation of underperforming receivables. At December 31, 1997, real estate loans accounted for 52% of total net finance receivables compared to 49% at December 31, 1996.

Results of the action program to improve credit quality became evident in 1997. Although yield decreased 104 basis points in 1997 when compared to 1996, this was offset by a 187 basis point improvement in the charge-off ratio. The delinquency ratio also improved to 3.60% at December 31, 1997 from 3.83% a year earlier.

Factors which specifically affected the Company's operating results are as follows:


Finance Charges

Finance charge revenues decreased $185.2 million, or 13%, for 1997 and $42.5 million, or 3%, for 1996 when compared to the respective previous year due to decreases in both average net receivables and yield. The exclusion of finance charges related to the assets held for sale for 1997 totaled $75.0 million.

Average net receivables decreased $601.1 million, or 7%, during 1997 when compared to 1996 primarily due to the action program for improving credit quality, which included the reclassification and sales of certain finance receivables and the liquidation of underperforming receivables, partially offset by growth during 1997, primarily in real estate loans. Average net receivables decreased $159.5 million, or 2%, during 1996 when compared to 1995 primarily due to the action program to improve credit quality.
Finance receivables originated and renewed decreased during 1996 when compared to 1995. This was partially offset by an increase in finance receivables purchased, primarily real estate loans.

Yield decreased 104 basis points during 1997 and 17 basis points during 1996 when compared to the respective previous year primarily due to the action program to improve credit quality, including increasing the proportion of finance receivables that are real estate loans, which generally have lower yields.


Insurance Revenues

Insurance revenues decreased $17.6 million, or 9%, for 1997 and $16.1 million, or 7%, for 1996 when compared to the respective previous year.

The decreases in insurance revenues for 1997 and 1996 when compared to the respective previous year were primarily due to decreases in earned premiums. Earned premiums decreased primarily due to a decrease in related loan volume during 1996 resulting from the action program to improve credit quality.

Item 7.  Continued


Other Revenues

Other revenues increased $1.9 million, or 3%, for 1997 and decreased $8.0 million, or 10%, for 1996 when compared to the respective previous year.

The increase in other revenues for 1997 when compared to 1996 was primarily due to an increase in investment revenue. Investment revenue increased for 1997 when compared to 1996 primarily due to growth in average invested assets for the insurance operations of $38.7 million and realized gains on investments of $1.1 million for 1997 compared to $.9 million of realized losses on investments for 1996. Adjusted portfolio yield remained at near the same level for 1997 when compared to 1996.

The decrease in other revenues for 1996 when compared to 1995 was primarily due to the gain recorded in 1995 for the securitized finance receivables sold, partially offset by a slight increase in investment revenue on the invested assets for the insurance operations. Investment revenue increased for 1996 when compared to 1995 primarily due to growth in average invested assets for the insurance operations of $68.5 million, partially offset by realized losses on investments of $.9 million for 1996 compared to $.9 million of realized gains on investments for 1995 and a decrease in adjusted portfolio yield of 34 basis points.


Interest Expense

Interest expense decreased $31.8 million, or 6%, for 1997 and $24.4 million, or 5%, for 1996 when compared to the respective previous year.

The decrease in interest expense for 1997 when compared to 1996 was due to the exclusion of interest expense related to the assets held for sale totaling $23.2 million, the decline in borrowing cost, and a decrease in average borrowings. Borrowing cost decreased 8 basis points for 1997 when compared to 1996 primarily due to an increased proportion of short-term debt at lower rates. Average borrowings decreased $47.0 million, or 1%, for 1997 when compared to 1996 primarily due to the sales of certain finance receivables during second quarter 1997, substantially offset by growth in real estate loans during 1997.

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

Item 7.  Continued


Operating Expenses

Operating expenses decreased $37.9 million, or 7%, for 1997 and increased $45.2 million, or 10%, for 1996 when compared to the respective previous year.

The decrease in operating expenses for 1997 when compared to 1996 was primarily due to the exclusion of expenses to service the assets held for sale totaling $18.2 million, certain non-recurring operating expenses associated with discontinued initiatives that negatively impacted the financial results for 1996 by $8.9 million, and the action program to improve credit quality and reduce expenses.

The increase in operating expenses for 1996 when compared to 1995 was primarily due to the decrease in deferral of finance receivable origination costs, growth in the business that occurred in the first three quarters of 1995 and in 1994, certain non-recurring operating expenses associated with discontinued initiatives, and increased collection efforts on the higher level of delinquent finance receivables during 1996. The increase in operating expenses for 1996 was partially offset by the action program to improve credit quality and reduce expenses.

The action program implemented in fourth quarter 1995 contributed to a workforce reduction of approximately 800 positions during 1997 and 700 positions during 1996 and a net decrease of 37 branch offices during 1997 and 19 branch offices during 1996.


Provision for Finance Receivable Losses

Provision for finance receivable losses decreased $169.5 million, or 41%, for 1997 and $156.7 million, or 27%, for 1996 when compared to the respective previous year.

The decrease in provision for finance receivable losses for 1997 when compared to 1996 was primarily due to a decrease in net charge-offs totaling $174.1 million. The decrease in net charge-offs was primarily due to reductions in charge-off levels for the core branch network and also reflected the exclusion of net charge-offs related to the assets held for sale totaling $58.6 million.

The decrease in provision for finance receivable losses for 1996 when compared to 1995 was due to the large provision for finance receivable losses required in fourth quarter 1995 to increase the allowance for finance receivable losses by $216.0 million as previously discussed.

Net charge-offs from finance receivables for 1997 decreased to $270.5 million from $444.6 million for 1996 and $311.5 million for 1995. The charge-off ratio for 1997 decreased to 3.60% compared to 5.47% for 1996 and 3.77% for 1995. Excluding the portfolios held for sale, the charge-off ratio was 4.70% for 1996.

At December 31, 1997, delinquencies were $309.7 million compared to $316.7 million at the end of 1996 and $385.8 million at the end of 1995. The delinquency ratio at December 31, 1997 decreased to 3.60% compared to 3.83%

Item 7.  Continued


at the end of 1996 and 4.13% at the end of 1995. The decrease in the delinquency ratio for 1996 when compared to 1995 was primarily due to the reclassification of certain finance receivables to assets held for sale.

The allowance for finance receivable losses decreased to $372.7 million at December 31, 1997 from $395.2 million at December 31, 1996. The allowance ratio at December 31, 1997 was 4.65% compared to 5.18% at December 31, 1996. The decrease in the allowance ratio for 1997 reflects the results of the action program to improve credit quality, including the increased proportion of real estate loans. The Company maintains the allowance for finance receivable losses at a level based on periodic evaluation of the finance receivable portfolio and reflects an amount that, in management's opinion, is adequate to absorb anticipated losses in the existing portfolio.


Loss on Non-strategic Assets

In conjunction with the action program to improve credit quality, the Company decided in fourth quarter 1996 to offer for sale credit card and certain private label finance receivables. Effective December 31, 1996, the Company reclassified these finance receivables and an associated allowance for finance receivable losses to assets held for sale and recognized a loss. In June 1997, the Company sold all of the assets held for sale and other private label finance receivables and recorded an additional loss. See Analysis of Operating Results - Net Income and Note
9. of the Notes to Consolidated Financial Statements in Item 8. for further information on the reclassification and subsequent sale of non-strategic assets.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses decreased $9.4 million, or 9%, for 1997 and $14.0 million, or 12%, for 1996 when compared to the respective previous year due to decreases in provision for future benefits and in claims paid.

Provision for future benefits decreased $3.7 million for 1997 and $9.2 million for 1996 due to reduced sales of non-credit insurance products. Claims decreased $5.7 million for 1997 and $4.8 million for 1996 primarily due to favorable loss experience on credit insurance and decreased business.


Provision for Income Taxes

Provision for income taxes increased $55.6 million, or 287%, for 1997 and decreased $10.6 million, or 35%, for 1996 when compared to the respective previous year.

The increase in the provision for income taxes for 1997 when compared to 1996 was primarily due to higher taxable income.

Item 7.  Continued


The decrease in the provision for income taxes for 1996 when compared to 1995 was primarily due to lower taxable income, partially offset by a non-recurring state income tax adjustment recorded in 1995. During 1995, the Company recognized net operating loss (NOL) carryforwards with respect to one state resulting from the state's audit of a return and the state's acceptance of an amended return. The Company recognized a net reduction of $16.6 million in 1995 state income tax expense primarily related to these carryforwards. At December 31, 1997 and 1996, the state NOL carryforwards remaining were $627.9 million and $634.7 million, respectively, which expire in the years 2005 and 2006.


                      ANALYSIS OF FINANCIAL CONDITION

At December 31,  1997, the  Company's assets were  distributed as  follows:
82.23% in net finance receivables, less allowance for finance receivable losses; 10.00% in investment securities; 3.81% in other assets; 2.82% in acquisition-related goodwill; and 1.14% in cash and cash equivalents.


Asset Quality

The Company believes that its geographic diversification reduces the risk associated with a recession in any one region. In addition, 94% of the finance receivables at December 31, 1997 were secured by real property or personal property.

The Company's allowance ratio decrease for 1997 reflects the results of the action program to improve credit quality, including the increased proportion of real estate loans. See Analysis of Operating Results for further information on allowance ratio, delinquency ratio, and charge-off ratio. While finance receivables have some exposure to further economic uncertainty, management believes that in the present environment, the allowance for finance receivable losses is adequate to absorb anticipated losses in the existing portfolio.

Investment securities principally represent the investment portfolio of the Company's insurance operations. The investment strategy is to optimize after-tax returns on invested assets, subject to the constraints of safety, liquidity, diversification, and regulation.

The largest intangible asset is acquisition-related goodwill which is charged to expense in equal amounts over 20 to 40 years. See Note 2. of the Notes to Consolidated Financial Statements in Item 8. for further information on goodwill.


Operating Requirements

The Company's principal operating requirements for cash include funding finance receivables, payment of interest, payment of operating expenses and income taxes, and contractual obligations to policyholders. The principal sources of cash include collections of finance receivables and finance charges, proceeds from the issuances of fixed-rate and floating-rate debt, and borrowings under credit facilities. The overall sources of cash

Item 7.  Continued


available to the Company are expected to be more than sufficient to satisfy operating requirements in 1998.


Capital Requirements

The Company expects to finance long-term debt repayments and maturities plus normal refinancing of short-term debt and any funds required to support growth in finance receivables through the issuance of long-term and short-term debt and surplus operating cash.


Asset/Liability Management

The Company manages anticipated cash flows of its assets and liabilities in an effort to reduce the risk associated with unfavorable changes in interest rates. The Company's mix of fixed-rate and floating-rate debt is determined by management based, in part, on the nature of the assets being supported. The Company limits its exposure to market interest rate increases by fixing interest rates that it pays for term periods. The primary means by which the Company accomplishes this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate debt by altering the nature of floating-rate funding, thereby limiting its exposure to adverse interest rate movements. In addition, AGFC uses treasury rate lock agreements to hedge against the risk of rising interest rates on anticipated long-term debt issuances.


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

Interest Rates. Interest rates in the United States generally remained at nearly the same levels in 1997 when compared to 1996 and decreased in 1996 from 1995. The Company's finance receivables, investment securities, long-term debt, and short-term debt react over varying periods of time to movements in interest rates. See Analysis of Operating Results for further information on the changes in yield, adjusted portfolio yield, and borrowing cost.

The Company believes that it is difficult to assess or predict the overall effects of any given change in interest rates due to the following uncertainties: 1) whether such a movement results in a convergence, divergence, or tandem movement in the long-term/short-term yield curves,
2) market opportunities for both investment and  funding alternatives  that

Item 7.  Continued


may or may not exist at the time such a movement occurs, and 3) the level of interest rates relative to the finance receivable portfolio yield, the return on invested assets, and the borrowing cost when such a movement in interest rates occurs.

Inflation. Inflation and inflationary expectations are factors that to some extent affect the Company's revenue and expenses and are factors implicit in interest rates. During each of the last three years, the Company operated in a low inflation environment.

Revenue generated from interest rates charged on most of the Company's finance receivable types is relatively insensitive to movements in interest rate levels caused by inflation. However, real estate loans are particularly subject to refinancing when market interest rates trend lower. Net investment revenue and realized gains or losses on the Company's investment securities, and borrowing cost on the Company's long-term and short-term debt, are relatively sensitive over varying periods of time to movements in general interest rate levels caused by inflation. The Company's operating expenses are no more or less sensitive to the effects of inflation than would be experienced by businesses in general.

Economic Cycle. The Company believes that its relatively conservative lending policies, its conservative insurance underwriting and investment policies, and its geographic diversification mitigate the potential impact of defaults on finance receivables and investments in any downturn of the U.S. economic cycle.

During 1997, the rate of increase in U.S. consumer debt moderated from the rates of increase during 1996 and 1995. Lenders are beginning to exercise restraint in extending credit as a result of the increased frequency of personal bankruptcy filings, and consumers are apparently lessening their credit demands. The recently lower interest rate environment may accelerate refinancings on real estate loans in the Company's portfolio during 1998. The Company believes that there will be moderate economic growth for the country in general during 1998. Although this economic outlook suggests that growth in net receivables from internal initiatives will also be moderate during 1998, management anticipates that improvements in loan production and portfolio acquisitions will favorably impact net receivable growth in 1998.


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

Item 7.  Continued


Competitive Factors

Consumer finance companies compete with other types of financial institutions which offer similar products and services. Competition in financial services markets also continues to intensify due to an increase in the number and sophistication of financial products, technological improvements, and more rapid communication.

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


Year 2000 Contingency

The Company is in the process of modifying its computer systems to be Year 2000 compliant. During 1997, the Company incurred and expensed $.5 million related to this project. The Company estimates that it will incur future costs in excess of $6.6 million for additional internal staff, third-party vendors, and other expenses to render its systems Year 2000 compliant.

The Company expects to substantially complete this project during 1998. However, risks and uncertainties exist in most significant systems development projects. If conversion of the Company's systems is not completed on a timely basis, due to nonperformance by third-party vendors or other unforeseen circumstances, the Year 2000 issue could have a material adverse impact on the operations of the Company.

Item 7.  Continued


                         FORWARD-LOOKING STATEMENTS

The statements contained in this filing on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; adverse litigation results; the Company's ability to render its computer systems Year 2000 compliant; and the Company's failure to achieve anticipated levels of expense savings from cost-saving initiatives. Readers are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.


The  following  table  provides  information  on  the  Company's  financial instruments at December 31, 1997, including derivative financial instruments, that are sensitive to changes in interest rates. Projected principal cash flows and weighted average interest rates for finance receivables and fixed-maturity securities are presented by contractual maturities. Projected principal cash flows and weighted average interest rates for long-term debt are presented by expected maturity date. Notional amounts and weighted average interest rates for interest rate swap agreements are presented by contractual maturity dates. Notional amounts and weighted average interest rates for treasury rate lock agreements are presented by maturity dates of the underlying securities. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. Weighted average variable rates are based on rates in effect at December 31, 1997.

Item 7A.  Continued


                                     Maturity Date                       Fair
                                                          There-         Value
                        1998   1999   2000   2001   2002  after  Total 12/31/97
                                         (dollars in millions)
Assets
Net finance receivables
  Fixed rate           $2,137 $1,370 $  855 $  468 $  288 $2,013 $7,131  $7,234
  Avg. interest rate   21.40% 20.95% 18.55% 15.55% 13.05% 13.05% 17.89%

  Variable rate        $   44 $   35 $   28 $   23 $   19 $  250 $  399  $  405
  Avg. interest rate   12.46% 12.51% 12.48% 12.45% 12.41% 12.09% 12.23%

Fixed-maturity securities
  Fixed rate           $   23 $   31 $   41 $   53 $   93 $  669 $  910  $  914
  Avg. interest rate    6.70%  7.86%  7.21%  7.46%  7.40%  6.39%  6.65%

  Variable rate        $  -   $  -   $  -   $  -   $    3 $    7 $   10  $   10
  Avg. interest rate      - %    - %    - %    - %  7.70%  5.24%  5.99%

Liabilities
Long-term debt
  Fixed rate           $  825 $  570 $1,279 $   42 $  550 $  713 $3,979  $4,077
  Avg. interest rate    7.54%  7.33%  6.79%  6.24%  6.77%  7.48%  7.14%

  Variable rate        $  -   $   40 $  -   $  -   $  -   $  -   $   40  $   40
  Avg. interest rate      - %  6.10%    - %    - %    - %    - %  6.10%

Short-term debt        $3,253 $  -   $  -   $  -   $  -   $  -   $3,253  $3,253
  Avg. interest rate    5.87%    - %    - %    - %    - %    - %  5.87%

Derivatives
Interest rate swaps
  Pay fixed/receive variable
    Notional amount    $  265 $   50 $  225 $  -   $  200 $  200 $  940  $  (30)
    Avg. receive rate   5.62%  5.72%  5.70%    - %  5.72%  5.72%  5.69%
    Avg. pay rate       7.08%  9.39%  8.80%    - %  6.93%  6.16%  7.39%

Treasury rate locks
    Notional amount    $  -   $  -   $  -   $  -   $  198 $  192 $  390  $   (2)
    Avg. interest rate    - %    - %    - %    - %  5.86%  5.77%  5.82%



Item 8.  Financial Statements and Supplementary Data.


The Report of Independent Auditors and the related consolidated financial statements are presented on the following pages.

                       REPORT OF INDEPENDENT AUDITORS





The Board of Directors
American General Finance, Inc.


We have audited the accompanying consolidated balance sheets of American General Finance, Inc. (a wholly-owned subsidiary of American General Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American General Finance, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              ERNST & YOUNG, LLP

Indianapolis, Indiana
February 23, 1998

              American General Finance, Inc. and Subsidiaries
                        Consolidated Balance Sheets

                                                        December 31,
                                                     1997          1996
                                                   (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges  (Note 5.):
    Real estate loans                             $4,155,167    $3,734,195
    Non-real estate loans                          2,554,888     2,516,009
    Retail sales contracts                         1,050,442       998,441
    Private label                                    250,691       376,580

Net finance receivables                            8,011,188     7,625,225
Allowance for finance receivable
  losses  (Note 6.)                                 (372,653)     (395,153)
Net finance receivables, less allowance
  for finance receivable losses                    7,638,535     7,230,072

Investment securities  (Note 7.)                     929,311       880,033
Cash and cash equivalents                            105,695       105,493
Goodwill  (Note 8.)                                  261,985       270,989
Other assets  (Note 8.)                              353,974       410,102
Assets held for sale  (Note 9.)                         -          667,007

Total assets                                      $9,289,500    $9,563,696


Liabilities and Shareholder's Equity

Long-term debt  (Note 10.)                        $4,011,457    $4,498,530
Short-term notes payable:
  Commercial paper  (Notes 11. and 12.)            3,157,671     3,015,920
  Banks and other  (Notes 11. and 13.)                95,000       111,000
Investment certificates                                2,574         3,778
Insurance claims and policyholder
  liabilities                                        436,859       456,430
Other liabilities                                    300,342       260,284
Accrued taxes                                         22,272        17,273

Total liabilities                                  8,026,175     8,363,215

Shareholder's equity:
  Common stock  (Note 15.)                             1,000         1,000
  Additional paid-in capital                         743,083       696,230
  Net unrealized gains on investment
    securities  (Note 7.)                             34,512        21,454
  Retained earnings  (Note 16.)                      484,730       481,797

Total shareholder's equity                         1,263,325     1,200,481

Total liabilities and shareholder's equity        $9,289,500    $9,563,696

<F1>
See Notes to Consolidated Financial Statements.

              American General Finance, Inc. and Subsidiaries
                     Consolidated Statements of Income



                                           Years Ended December 31,
                                        1997         1996         1995
                                            (dollars in thousands)
Revenues
  Finance charges                    $1,264,798   $1,449,968   $1,492,467
  Insurance                             188,574      206,170      222,264
  Other                                  70,733       68,810       76,763

Total revenues                        1,524,105    1,724,948    1,791,494

Expenses
  Interest expense                      461,275      493,051      517,475
  Operating expenses                    474,822      512,698      467,475
  Provision for finance receivable
    losses                              247,983      417,446      574,166
  Loss on non-strategic assets           42,225      145,459         -
  Insurance losses and loss
    adjustment expenses                  93,447      102,811      116,829

Total expenses                        1,319,752    1,671,465    1,675,945

Income before provision for income
  taxes                                 204,353       53,483      115,549

Provision for Income Taxes
  (Note 14.)                             74,920       19,337       29,894

Net Income                           $  129,433   $   34,146   $   85,655



<F1>
See Notes to Consolidated Financial Statements.

              American General Finance, Inc. and Subsidiaries
              Consolidated Statements of Shareholder's Equity



                                         Years Ended December 31,
                                       1997        1996        1995
                                          (dollars in thousands)
Common Stock
  Balance at beginning of year      $    1,000  $    1,000  $    1,000
  Balance at end of year                 1,000       1,000       1,000

Additional Paid-in Capital
  Balance at beginning of year         696,230     696,128     616,021
  Capital contributions from parent
    and other                           46,853         102      80,107
  Balance at end of year               743,083     696,230     696,128

Net Unrealized Gains (Losses)
  on Investment Securities
    Balance at beginning of year        21,454      38,412     (18,407)
    Change during year                  13,058     (16,958)     56,819
    Balance at end of year              34,512      21,454      38,412

Retained Earnings
  Balance at beginning of year         481,797     586,241     613,126
  Net income                           129,433      34,146      85,655
  Common stock dividends              (126,500)   (138,590)   (112,540)
  Balance at end of year               484,730     481,797     586,241

Total Shareholder's Equity          $1,263,325  $1,200,481  $1,321,781



<F1>
See Notes to Consolidated Financial Statements.

              American General Finance, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
                                                       Years Ended December 31,
                                                    1997         1996         1995
                                                        (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                       $  129,433   $   34,146   $   85,655
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses         247,983      417,446      574,166
    Depreciation and amortization                    86,330       98,032      114,789
    Deferral of finance receivable
      origination costs                             (39,134)     (50,303)     (73,829)
    Deferred federal income tax charge (benefit)     60,860      (43,659)     (69,572)
    Deferred state income tax charge (benefit)        1,760       (2,216)     (16,550)
    Change in other assets and other liabilities    (38,861)     (29,983)      49,800
    Change in insurance claims and
      policyholder liabilities                      (19,571)     (27,541)      17,088
    Loss on non-strategic assets                     42,225      145,459         -
    Gain on securitized finance receivables sold       -            -          (4,552)
    Operations related to assets held for sale       39,905         -            -
    Other, net                                        5,154       48,718      (19,136)
Net cash provided by operating activities           516,084      590,099      657,859

Cash Flows from Investing Activities
  Finance receivables originated or purchased    (5,035,973)  (5,338,928)  (5,785,976)
  Principal collections on finance receivables    4,343,120    4,886,420    4,926,756
  Net collections on assets held for sale            61,266         -            -
  Securitized finance receivables (purchased)
    sold                                           (100,000)        -         100,000
  Sale of non-strategic assets                      732,504         -            -
  Investment securities purchased                  (129,468)    (188,732)    (200,112)
  Investment securities called, matured and sold    104,801      169,405      108,701
  Purchase of assets from affiliates                   -         (62,176)     (29,291)
  Other, net                                        (46,175)     (70,542)     (69,513)
Net cash used for investing activities              (69,925)    (604,553)    (949,435)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt          730,566      124,228    1,576,530
  Repayment of long-term debt                    (1,221,070)    (609,559)    (913,909)
  Change in investment certificates                  (1,204)      (2,419)        (404)
  Change in short-term notes payable                125,751      643,049     (287,592)
  Capital contribution from parent                   46,500         -          80,000
  Dividends paid                                   (126,500)    (138,590)    (112,540)
Net cash (used for) provided by
  financing activities                             (445,957)      16,709      342,085

Increase in cash and cash equivalents                   202        2,255       50,509
Cash and cash equivalents at beginning of year      105,493      103,238       52,729
Cash and cash equivalents at end of year         $  105,695   $  105,493   $  103,238

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                              $   30,165   $   34,167   $  153,137
  Interest paid                                  $  485,067   $  497,084   $  501,830

<F1>
See Notes to Consolidated Financial Statements.

              American General Finance, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                             December 31, 1997



Note 1.  Nature of Operations

American General Finance, Inc. will be referred to in these Notes to Consolidated Financial Statements as "AGFI" or collectively, with its subsidiaries, whether directly or indirectly owned, as the "Company". AGFI is a wholly-owned subsidiary of American General Corporation (American General). The subsidiaries include American General Finance Corporation
(AGFC) and American General Financial Center (AGFC-Utah). AGFI is a financial services holding company with subsidiaries engaged primarily in the consumer finance and credit insurance business. In this business, the Company makes loans directly to individuals, purchases retail sales contract obligations of individuals, offers private label services, and markets insurance products through the consumer finance network. At December 31, 1997, the Company had 1,354 offices in 41 states, Puerto Rico and the U.S. Virgin Islands and approximately 8,500 employees.

In its lending operations, the Company makes loans directly to individuals and generally takes a security interest in real property and/or personal property of the borrower. In its retail operations, the Company purchases retail sales contracts arising from the retail sale of consumer goods and services by approximately 15,000 retail merchants and provides private label services for approximately 300 retail merchants. Retail sales contracts are secured by the real property or personal property giving rise to the contract. Private label are secured by a purchase money security interest in the goods purchased. In its insurance operations, the Company writes and assumes credit life, credit accident and health, non-credit insurance coverages and credit-related property and casualty insurance on its consumer finance customers and property pledged as collateral.

In fourth quarter 1996, the Company decided to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. The Company reclassified these finance receivables and $70.0 million of allowance for finance receivable losses to assets held for sale on December 31, 1996. In June 1997, the Company sold all of the assets held for sale (with a remaining balance of $658.1 million) and $81.4 million of other private label finance receivables. See
Note 9. for further information on the reclassification and subsequent sale of non-strategic assets.

Prior to such sale, the Company issued MasterCard and VISA credit cards to individuals through branch and direct mail solicitation programs. Credit cards were unsecured.

The Company funds its operations principally through net cash flows from operating activities, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks.

At December 31, 1997, the Company had $8.0 billion of net finance receivables due from approximately 2.4 million customer accounts and $6.3 billion of credit and non-credit life insurance in force covering approximately 1.3 million customer accounts.

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


                             RECLASSIFICATIONS

Effective January 1, 1997, certain real estate loans having advances of less than $10,000 and high loan-to-value ratios were reclassified from real estate to non-real estate loans. From a servicing and collection standpoint, these loans are administered more like non-real estate loans than real estate loans. This reclassification affected $255.0 million of loans at January 1, 1997.


                             FINANCE OPERATIONS

Revenue Recognition

Finance charges on discounted finance receivables and interest on interest-bearing finance receivables are recognized as revenue on the accrual basis using the interest method. The accrual of revenue is suspended when the fourth contractual payment becomes past due for loans and retail sales contracts and when the sixth contractual payment becomes past due for private label. For credit cards, the accrual of revenue was suspended when the sixth contractual payment became past due. Extension fees and late charges are recognized as revenue when received.

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

The Company's policy is to charge off each month loan accounts, except those secured by real estate, on which little or no collections were made in the prior six-month period. Retail sales contracts are charged off when six installments are past due, and private label accounts are charged off when 180 days past due. Credit card accounts were charged off when 180 days past due. In the case of loans secured by real estate, foreclosure proceedings are instituted when four monthly installments are past due. When foreclosure is completed and the Company has obtained title to the property, the real estate is established as an asset valued at fair value, and any loan amount in excess of that value is charged off. The charge-off period is occasionally extended for individual accounts when, in the opinion of management, such treatment is warranted.


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


Reinsurance

The Company's insurance subsidiaries enter into reinsurance agreements among themselves and other insurers, including other insurance subsidiaries of American General. The annuity, credit life, and credit accident and health reserves attributable to this business with the subsidiaries of American General were $61.0 million and $60.8 million at December 31, 1997 and 1996, respectively. The Company's insurance subsidiaries assumed from other insurers $38.6 million, $47.5 million, and $59.9 million of reinsurance premiums during 1997, 1996, and 1995, respectively. The Company's ceded reinsurance activities were not significant during the last three years.


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

                                 Net Income         Shareholder's Equity
                          Years Ended December 31,      December 31,
                          1997     1996     1995      1997        1996
                                       (dollars in thousands)
Statutory accounting
  practices              $58,157  $79,157  $42,006  $457,702    $394,708

Generally accepted
  accounting principles   62,312   59,625   58,245   614,679     539,307

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


Derivative Financial Instruments

The Company accounts for its derivative financial instruments as hedges. Hedge accounting requires a high correlation between changes in fair values or cash flows of the derivative financial instrument and the specific item being hedged, both at inception and throughout the life of the hedge.

The difference between amounts payable and receivable on interest rate swap agreements is recorded on the accrual basis as an adjustment to interest expense over the life of the agreements. The related amount payable to or receivable from counterparties is included in other liabilities or other assets. The net settlement amount for treasury rate lock agreements is deferred and included in the measurement of the anticipated transaction when it occurs.

The fair values of interest rate swap and treasury rate lock agreements are not recognized in the consolidated balance sheet, which is consistent with the treatment of the related debt that is hedged.

Any gain or loss from early termination of an interest rate swap agreement is deferred and amortized into income over the remaining term of the related debt. If the underlying debt is extinguished, any related gain or loss on interest rate swap agreements is recognized in income.


Use of Estimates

Management makes estimates and assumptions in preparing financial statements that affect amounts reported in the financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from these estimates.


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

In June 1997, the FASB also issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" which changes the way companies report segment information. This statement is effective for years beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application. Restatement of comparative information for all periods presented will be required upon adoption. Adoption of this statement will result in more detailed disclosures but will not have an impact on the Company's consolidated results of operations or financial position.

During 1997, the Company adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting standards for determining whether transfers of financial assets are treated as sales or secured borrowings and when a liability should be considered extinguished. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.



Note 4.  Purchase of Assets from Affiliates

Subsidiaries of AGFI purchased assets, primarily finance receivables, from subsidiaries of American General for $62.2 million during 1996 and $29.3 million during 1995.



Note 5.  Finance Receivables

Loans collateralized by security interests in real estate generally have maximum original terms of 180 months. Such loans with maximum original terms exceeding 180 months generally contain call provisions at various times throughout the contract. Loans collateralized by consumer goods, automobiles or other chattel security, and loans that are unsecured, generally have maximum original terms of 60 months. Retail sales contracts are collateralized principally by consumer goods and automobiles, and generally have maximum original terms of 60 months. Private label are secured by a purchase money security interest in the goods purchased and generally require minimum monthly payments based upon current balances. Credit card receivables were unsecured and required minimum monthly payments based upon current balances. At December 31, 1997, 94% of the finance receivables were secured by the real and/or personal property of the borrower. At December 31, 1997, mortgage loans accounted for 62% of the amount of loans outstanding and 13% of the number of loans outstanding.

Contractual maturities of finance receivables at December 31, 1997 were as follows:

                           Amount       Percent
                          (dollars in thousands)

1998                    $2,386,458         29.79%
1999                     1,475,226         18.41
2000                       927,288         11.58
2001                       515,684          6.44
2002                       322,388          4.02
2003 and thereafter      2,384,144         29.76

                        $8,011,188        100.00%


Experience of the Company has shown that a substantial portion of finance receivables will be renewed, converted, or paid in full prior to maturity. Accordingly, the preceding information as to contractual maturities should not be considered as a forecast of future cash collections.

Principal cash collections and such collections as a percentage of average net receivables were as follows (retail sales contracts and private label comprise retail sales finance):

                                         1997        1996        1995
                                            (dollars in thousands)
Loans:
  Principal cash collections          $2,859,121  $2,653,457  $2,587,659
  Percent of average net receivables      45.72%      46.72%      46.25%

Retail sales finance:
  Principal cash collections          $1,483,999  $1,776,688  $1,884,972
  Percent of average net receivables     116.97%      92.74%      86.37%

Credit cards:
  Principal cash collections          $     -     $  456,275  $  454,125
  Percent of average net receivables        -  %      86.24%      89.64%

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

                    December 31, 1997            December 31, 1996
                   Amount       Percent         Amount       Percent
                  (dollars in thousands)       (dollars in thousands)

California      $  842,690         10.52%    $  697,734          9.15%
N. Carolina        696,261          8.69        672,021          8.81
Florida            518,837          6.48        534,936          7.02
Ohio               465,489          5.81        454,290          5.96
Indiana            438,369          5.47        397,698          5.22
Illinois           434,029          5.42        452,508          5.93
Virginia           356,928          4.46        350,349          4.59
Georgia            310,485          3.88        312,377          4.10
Other            3,948,100         49.27      3,753,312         49.22

                $8,011,188        100.00%    $7,625,225        100.00%


Unused credit limits on private label extended by the Company to its customers were $2.7 billion and $3.1 billion at December 31, 1997 and 1996, respectively. Unused credit limits on loan and retail sales contracts revolving lines of credit extended by the Company to its customers were $225.3 million and $227.6 million at December 31, 1997 and 1996, respectively. All unused credit limits, in part or in total, can be cancelled at the discretion of the Company, and are not indicative of the amounts expected to be funded.



Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses are detailed below. See Management's Discussion and Analysis in Item 7. for discussion of activity.

                                          Years Ended December 31,
                                      1997          1996          1995
                                           (dollars in thousands)

Balance at beginning of year        $395,153      $492,124      $226,226
Provision for finance receivable
  losses                             247,983       417,446       574,166
Allowance reclassified to assets
  held for sale                         -          (70,000)         -
Allowance related to net acquired
  receivables                           -              152         3,190
Charge-offs, net of recoveries      (270,483)     (444,569)     (311,458)

Balance at end of year              $372,653      $395,153      $492,124

Management believes the adequacy of the allowance for finance receivable losses is a material estimate and that it is reasonably possible a material change to such estimate could occur in the near term due to changes in the economy and other conditions that influence the Company's net charge-offs. See Note 2. for information on the determination of the allowance for finance receivable losses.



Note 7.  Investment Securities

At December 31, 1997 and 1996, all investment securities were classified as
available-for-sale and reported at fair value.   Investment securities were
as follows at December 31:
                                   Fair Value           Amortized Cost
                                 1997       1996       1997       1996
                                        (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities       $507,844   $450,754   $482,620   $435,877
    Mortgage-backed securities  177,727    202,974    170,929    199,482
    States and political
      subdivisions              173,981    168,274    164,515    162,547
    Other                        45,222     45,525     34,018     36,721
  Redeemable preferred stocks    18,737      7,235     18,400      7,135
Total                           923,511    874,762    870,482    841,762
Non-redeemable preferred
  stocks                          2,332      2,271      2,264      2,264
Other long-term investments       3,468      3,000      3,468      3,000

Total investment securities    $929,311   $880,033   $876,214   $847,026


At December 31, the gross unrealized gains and losses on investment securities were as follows:
                                      Gross                Gross
                                 Unrealized Gains     Unrealized Losses
                                  1997       1996      1997       1996
                                         (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities       $25,730     $17,175   $   506     $ 2,298
    Mortgage-backed securities   6,932       4,687       134       1,195
    State and political
      subdivisions               9,466       6,106      -            379
    Other                       11,210       8,851         6          47
  Redeemable preferred stocks      431         138        94          38
Total                           53,769      36,957       740       3,957
Non-redeemable preferred
  stocks                            68           7      -           -

Total investment securities    $53,837     $36,964   $   740     $ 3,957

During the years ended December 31, 1997, 1996, and 1995, investment securities with a fair value of $104.8 million, $169.4 million, and $108.7 million, respectively, were sold or redeemed. The gross realized gains on such investment securities sales or redemptions totaled $1.5 million, $1.8 million, and $1.3 million, respectively. The gross realized losses on investments totaled $.4 million, $3.1 million and $.6 million, respectively.

The contractual maturities of fixed-maturity securities at December 31, 1997 were as follows:
                                            Fair       Amortized
                                            Value         Cost
                                          (dollars in thousands)
Fixed maturities, excluding
  mortgage-backed securities:
    Due in 1 year or less                 $ 13,940      $ 13,777
    Due after 1 year through 5 years       141,129       135,306
    Due after 5 years through 10 years     477,687       450,493
    Due after 10 years                     113,028        99,977
Mortgage-backed securities                 177,727       170,929

Total                                     $923,511      $870,482


Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. Company requirements and investment strategies may result in the sale of investments before maturity.

Certain of  the bonds  were on  deposit with regulatory  authorities.   The
carrying values of such bonds were $8.4 million and $8.3 million at December 31, 1997 and 1996, respectively.



Note 8.  Costs In Excess of Net Assets Acquired

Goodwill, resulting from the excess of the purchase price paid over the fair value of separately identified tangible and intangible net assets acquired, totaled $262.0 million and $271.0 million at December 31, 1997 and 1996, respectively. Accumulated amortization totaled $86.8 million and $77.8 million at December 31, 1997 and 1996, respectively.

Included in other assets is a customer base valuation of $31.0 million and $18.5 million at December 31, 1997 and 1996, respectively, which is being amortized to operating expenses on a straight-line basis over 6 to 25 years.

Note 9.  Assets Held for Sale

During fourth quarter 1996, the Company decided to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. The Company reclassified these finance receivables and $70.0 million of allowance for finance receivable losses to assets held for sale on December 31, 1996.

The Company hired an outside advisor to market the portfolios. Based on negotiations with prospective purchasers subsequent to year end 1996, the Company determined that a write-down of $145.5 million ($93.5 million aftertax) at December 31, 1996 was necessary to reduce the carrying amount of the assets held for sale to net realizable value, after considering related expenses.

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

In June 1997, the Company sold all of the assets held for sale (with a remaining balance of $658.1 million) and $81.4 million of other private label finance receivables. In connection with these sales, the Company recorded a loss of $42.2 million ($27.0 million aftertax) in second quarter 1997. This loss primarily resulted from establishing a liability for estimated future payments to the purchaser of the credit card portfolio under a five-year loss sharing arrangement.

Unused credit limits on credit card assets held for sale extended by the Company to its customers were $2.2 billion at December 31, 1996. These amounts, in part or in total, could be cancelled at the discretion of the Company, and were not indicative of the amount expected to be funded. The unused credit limits on private label assets held for sale were terminated during 1996.



Note 10.  Long-term Debt

Long-term debt consisted of senior debt at December 31, 1997 and 1996. The carrying value and fair value of the Company's long-term debt at December 31 were as follows:

                            Carrying Value              Fair Value
                          1997         1996         1997         1996
                                     (dollars in thousands)

Senior debt            $4,011,457   $4,498,530   $4,117,243   $4,607,540

The weighted average interest rates on long-term debt were as follows:

                         Years Ended December 31,         December 31,
                           1997    1996    1995          1997     1996

Senior debt                7.32%   7.28%   7.26%         7.18%    7.16%
Senior subordinated debt     -       -     6.44            -        -
Total                      7.32%   7.28%   7.26%         7.18%    7.16%


Maturities of long-term debt at December 31, 1997 were as follows:

                             Carrying Value
                         (dollars in thousands)

1998                           $  825,242
1999                              609,764
2000                            1,277,077
2001                               41,774
2002                              547,823
2003-2007                         411,643
2008-2009                         298,134

Total                          $4,011,457


A certain debt issue of AGFC is repayable prior to maturity at par, at the option of the holder. If this issue was so repaid, the amounts above would increase $149.2 million in 1999 and would decrease $149.2 million in 2009.

Certain debt agreements contain restrictions on consolidated retained earnings for certain purposes (see Note 16.).



Note 11.  Short-term Notes Payable and Credit Facilities

AGFC and one of its subsidiaries issue commercial paper with terms ranging from 1 to 270 days. Information concerning short-term notes payable for commercial paper and to banks was as follows:

                                         1997        1996        1995
                                            (dollars in thousands)

Maximum borrowings at any month end   $3,256,805  $3,126,920  $2,764,804
Average borrowings                    $3,017,332  $2,426,920  $2,489,880
Weighted average interest rate,
  at December 31:
    Stated rate on face of note            5.80%       5.57%       5.74%
    Semi-annual bond equivalent rate       5.87%       5.63%       5.84%
Weighted average interest rate,
  giving effect to interest
  rate swap agreements and
  commitment fees at December 31,          6.45%       6.03%       6.41%

The Company maintains credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 1997 and 1996, the Company was an eligible borrower under $4.0 billion and $2.8 billion, respectively, of committed
credit  facilities  extended  to  American  General   and  certain  of  its
subsidiaries (the  "shared committed facilities").   At December  31, 1996,
the Company also had committed credit facilities totaling $700.0 million. The annual commitment fees for all committed facilities ranged from .05% to
 .07%.   The Company pays only  an allocated portion of  the commitment fees
for the  shared committed facilities.   At December 31, 1997  and 1996, the
Company also had $321.0 million and $576.0 million, respectively, of uncommitted credit facilities and was an eligible borrower under $200.0 million and $165.0 million, respectively, of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any outstanding borrowings. At December 31, 1997, Company short-term borrowings outstanding under all credit facilities totaled $95.0 million with remaining availability to the Company of $4.0 billion in committed facilities and $426.0 million in
uncommitted  facilities.     At  December  31,   1996,  Company  borrowings
outstanding under all credit facilities totaled $111.0 million in short-term borrowings and $9.0 million in long-term borrowings with remaining availability to the Company of $3.5 billion in committed facilities and $621.0 million in uncommitted facilities.



Note 12.  Derivative Financial Instruments

The Company's principal borrowing subsidiary is AGFC. AGFC makes limited use of derivative financial instruments to manage the cost of its debt and is neither a dealer nor a trader in derivative financial instruments. AGFC's use of derivative financial instruments is generally limited to interest rate swap and treasury rate lock agreements.

AGFC uses interest rate swap agreements to reduce its exposure to adverse future fluctuations in interest expense rates by effectively converting short-term and certain long-term floating-rate debt to a fixed-rate basis. Such floating-rate obligations are recorded at amortized cost.

Fixed interest rates contracted to be paid on interest rate swap agreements approximated the rates on fixed-rate term debt with maturities similar to the derivative financial instruments at the date of contract. Accordingly, AGFC's use of interest rate swap agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in any of the three years ended December 31, 1997.

Interest rate swap agreements in which AGFC contracted to pay interest at fixed rates and receive interest at floating rates were $940.0 million, $540.0 million, and $590.0 million in notional amounts at December 31, 1997, 1996, and 1995, respectively. The weighted average interest rate payable was 7.39%, 8.05%, and 8.07% at December 31, 1997, 1996, and 1995,
respectively. The weighted average interest rate receivable was 5.69%, 5.92%, and 5.90% at December 31, 1997, 1996, and 1995, respectively.

These agreements mature at various dates and had the respective fixed rates at December 31, 1997 as shown in the table below:

              Notional       Weighted Average
               Amount         Interest Rate
            (dollars in
             thousands)

  1998        $265,000            7.08%
  1999          50,000            9.39
  2000         225,000            8.80
  2002         200,000            6.93
  2004         200,000            6.16

              $940,000            7.39%


The rollforward of notional amounts for interest rate swap agreements was as follows:

                                             Notional Amounts
                                      1997         1996         1995
                                          (dollars in thousands)

Balance at beginning of year        $540,000     $590,000     $390,000
New contracts                        425,000         -         200,000
Expired contracts                    (25,000)     (50,000)        -

Balance at end of year              $940,000     $540,000     $590,000


Treasury rate lock agreements are used to hedge against the risk of rising interest rates on anticipated long-term debt issuances. These agreements provide for future cash settlements that are a function of specified U.S. Treasury rates. During 1997, AGFC entered into treasury rate lock agreements with settlement dates in 1998. At December 31, 1997, the
notional amount  of these  agreements was  $390.0 million.   AGFC's use  of
treasury rate lock agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in 1997.

AGFC is exposed to credit risk in the event of non-performance by counterparties to derivative financial instruments. AGFC limits its exposure to credit risk by entering into agreements with counterparties having strong credit ratings and by basing the amount and term of an agreement on these credit ratings. Furthermore, AGFC regularly monitors counterparty credit ratings throughout the term of the agreements.

AGFC's credit exposure on derivative financial instruments is limited to the fair value of the agreements that are favorable to the Company. See
Note 20. for the fair values of the interest rate swap and treasury rate lock agreements. AGFC does not expect any counterparty to fail to meet its obligation; however, non-performance would not have a material impact on the consolidated results of operations and financial position of the Company.

AGFC's exposure to market risk is mitigated by the offsetting effects of changes in the value of the agreements and of the underlying debt to which they relate.



Note 13.  Short-term Notes Payable - Parent

Borrowings from American General primarily provide overnight operating liquidity when American General is in a surplus cash position. All such borrowings are made on a due on demand basis at short-term rates based on overnight bank investment rates. At December 31, 1997, 1996 and 1995, AGFI had no borrowings outstanding with American General.

Information concerning such borrowings was as follows:

                                          1997        1996        1995
                                             (dollars in thousands)

Maximum borrowings at any month end      $ -         $ -         $ -
Average borrowings                       $2,476      $3,700      $  159
Weighted average interest rate (total
  interest expense divided by average
  borrowings)                             5.24%       5.16%       6.05%



Note 14.  Income Taxes

AGFI and all of its subsidiaries file a consolidated federal income tax return with American General and the majority of its subsidiaries. AGFI and its subsidiaries provide for federal income taxes as if filing a separate tax return, and pay such amounts to American General in accordance with a tax sharing agreement.

Provision for income taxes is summarized as follows:

                                           Years Ended December 31,
                                       1997          1996          1995
                                            (dollars in thousands)
Federal
  Current                            $  8,588      $ 61,702      $118,171
  Deferred                             60,860       (43,659)      (69,572)
Total federal                          69,448        18,043        48,599
State                                   5,472         1,294       (18,705)

Total                                $ 74,920      $ 19,337      $ 29,894

The U.S. statutory federal income tax rate differs from the effective income tax rate as follows:
                                           Years Ended December 31,
                                       1997          1996          1995

Statutory federal income tax rate     35.00%        35.00%        35.00%
Benefit of state net operating
  loss (NOL) carryforwards               -             -          (9.90)
Amortization of goodwill               1.54          5.89          2.85
Nontaxable investment income          (1.37)        (4.84)        (2.10)
State income taxes                     1.74          1.57          (.62)
Other, net                             (.25)        (1.46)          .64

Effective income tax rate             36.66%        36.16%        25.87%


During 1995, the Company recognized NOL carryforwards with respect to one state resulting from the state's audit of a return and the state's acceptance of an amended return. The Company recognized a net reduction of $16.6 million in 1995 state income tax expense primarily related to these carryforwards. At December 31, 1997 and 1996, the state NOL carryforwards remaining were $627.9 million and $634.7 million, respectively, which expire in the years 2005 and 2006.

The net deferred tax asset at December 31, 1997 of $194.8 million was net of deferred tax liabilities totaling $150.8 million. The net deferred tax asset at December 31, 1996 of $121.3 million was net of deferred tax liabilities totaling $137.1 million. The most significant deferred tax assets relate to the provision for finance receivable losses, the benefit of the loss on the sale of non-strategic assets and the state NOL carryforwards, and insurance premiums recorded for financial reporting purposes. A valuation allowance of $39.5 million ($25.7 million aftertax) was recognized at December 31, 1995 related to the state NOL carryforwards. At December 31, 1996 and 1997, the valuation allowance remained at $39.5 million.



Note 15.  Capital Stock

AGFI has two classes of capital stock: special shares (without par value, 25 million shares authorized) which may be issued in series with such dividend, liquidation, redemption, conversion, voting and other rights as the board of directors may determine prior to issuance; and common shares ($.50 par value, 25 million shares authorized). Issued shares were as follows:

Special Shares - At December 31, 1997 and 1996, there were no shares issued and outstanding.

Common Shares - At December 31, 1997 and 1996, there were 2 million shares issued and outstanding.

Note 16.  Retained Earnings

AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries. State laws restrict the Company's insurance subsidiaries as to the amounts they may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. At December 31, 1997, the maximum amount of dividends which the Company's insurance subsidiaries may pay in 1998 without prior approval was $59.9 million. At December 31,
1997, the Company's insurance subsidiaries had statutory capital and surplus of $457.7 million. Merit had $52.7 million of accumulated earnings at December 31, 1997 for which no federal income tax provisions have been required. Merit would be liable for federal income taxes on such earnings if they were distributed as dividends or exceeded limits prescribed by tax laws. No distributions are presently contemplated from these earnings. If such earnings were to become taxable at December 31, 1997, the federal income tax would approximate $18.4 million.

Certain AGFI and AGFC financing agreements effectively limit the amount of dividends the entity may pay. Under the most restrictive provision of such agreements, $366.8 million of the retained earnings of AGFI and $335.9 million of the retained earnings of AGFC were free from such restrictions at December 31, 1997. At that same date, $4.8 million of the retained earnings of AGFI's industrial loan company subsidiaries were unrestricted as to the payment of dividends.



Note 17.  Benefit Plans


                          RETIREMENT INCOME PLANS

The Company participates in the American General Retirement Plans (AGRP), which are noncontributory defined benefit pension plans covering most employees. Pension benefits are based on the participant's compensation and length of credited service. American General's funding policy is to contribute annually no more than the maximum deductible for federal income tax purposes.

Equity and fixed-maturity securities were 63% and 28%, respectively, of the plans' assets at the plans' most recent balance sheet dates. Additionally, 5% of plan assets were invested in general investment accounts of American General subsidiaries through deposit administration insurance contracts. The pension plans have purchased annuity contracts from American General subsidiaries to provide benefits to certain retirees. Benefits paid to retirees  under these contracts were  $2.1 million, $2.1  million, and $2.2
million   for  the  years  ended   December  31,  1997,   1996,  and  1995,
respectively.

AGFI accounts for its participation in the AGRP as if it had its own plans. The following table shows AGFI's portion of the plans' funded status:

                                                  December 31,
                                           1997       1996       1995
                                             (dollars in thousands)

Accumulated benefit obligation (a)       $59,655    $51,936    $46,406

Projected benefit obligation             $70,864    $62,887    $56,395
Plan assets at fair value                 86,418     71,450     60,968
Plan assets in excess of projected
  benefit obligation                      15,554      8,563      4,573
Other unrecognized items, net            (10,905)    (2,709)     2,894

Prepaid pension expense                  $ 4,649    $ 5,854    $ 7,467

(a)  Accumulated benefit obligation is over 92% vested.


Net pension expense included the following components for the years ended December 31:
                                           1997       1996       1995
                                             (dollars in thousands)

Service cost                             $ 3,150    $ 3,194    $ 2,241
Interest cost                              4,800      4,480      3,624
Actual return on plan assets             (16,300)   (11,288)   (11,283)
Net amortization and deferral             10,113      5,417      5,233

Total pension expense (income)           $ 1,763    $ 1,803    $  (185)


Additional assumptions concerning the determination of net pension costs were as follows:
                                           1997       1996       1995

Weighted average discount rate             7.25%      7.50%      7.25%
Expected long-term rate of
  return on plan assets                   10.00      10.00      10.00
Rate of increase in
  compensation levels                      4.00       4.00       4.00

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

American General's life plans are insured for a two-year period. A portion of the retiree medical and dental plans is funded through a voluntary employees' beneficiary association (VEBA); the remainder is unfunded and self-insured. All of the retiree medical and dental plans' assets held in the VEBA were invested in readily marketable securities at the plans' most recent balance sheet date.

AGFI accounts  for its  participation in  the plans  as if it  had its  own
plans.   The following  table shows AGFI's  portion of the  plans' combined funded status:
                                                  December 31,
                                              1997            1996
                                             (dollars in thousands)
Actuarial present value of benefit
  obligation:

Retirees                                     $1,081          $1,152
Active plan participants                      5,487           4,461
Accumulated postretirement benefit
  obligation                                  6,568           5,613
Plan assets at fair value                       133              90
Accumulated postretirement benefit
  obligation in excess of plan
  assets at fair value                        6,435           5,523
Other unrecognized items, net                   970           1,512

Accrued postretirement benefit cost          $7,405          $7,035


The weighted-average discount rate used in determining the accumulated postretirement benefit obligation for the years ended December 31, 1997 and 1996 was 7.25% and 7.50%, respectively. Postretirement benefit expense in 1997, 1996, and 1995 was $.7 million, $.7 million, and $.6 million, respectively.

Note 18.  Lease Commitments, Rent Expense and Contingent Liabilities

The approximate annual rental commitments for leased office space, automobiles and data processing and related equipment accounted for as operating leases, excluding leases on a month-to-month basis, are as follows: 1998, $30.6 million; 1999, $24.7 million; 2000, $17.3 million;
2001,  $9.4  million; 2002,  $4.0 million;  and  subsequent to  2002, $12.7 million.

Taxes, insurance and maintenance expenses are obligations of the Company under certain leases. In the normal course of business, leases that expire will be renewed or replaced by leases on other properties; therefore, future minimum annual rental commitments will probably not be less than the amount of rental expense incurred in 1997. Rental expense incurred for the years ended December 31, 1997, 1996, and 1995, was $32.4 million, $36.0 million, and $38.5 million, respectively.

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

Note 19.  Interim Financial Information (Unaudited)

Unaudited interim information is summarized below:


                                Total Revenues
Three Months Ended          1997              1996
                            (dollars in thousands)

    March 31             $  384,748        $  438,958
    June 30                 379,470           429,904
    September 30            379,618           429,313
    December 31             380,269           426,773

    Total                $1,524,105        $1,724,948


                            Income Before Provision
                               for Income Taxes
Three Months Ended          1997              1996
                            (dollars in thousands)

    March 31             $   61,697        $   44,235
    June 30                  21,641 (a)        47,410
    September 30             64,345            68,124
    December 31              56,670          (106,286) (b)

    Total                $  204,353        $   53,483


                                  Net Income
Three Months Ended          1997              1996
                            (dollars in thousands)

    March 31             $   38,794        $   28,188
    June 30                  13,622 (a)        29,588
    September 30             40,689            43,611
    December 31              36,328           (67,241) (b)

    Total                $  129,433        $   34,146


(a) Includes loss on sale of non-strategic assets of $42.2 million ($27.0 million aftertax).

(b) Includes loss on assets held for sale of $145.5 million ($93.5 million aftertax).

Note 20.  Fair Value of Financial Instruments

The carrying values and estimated fair values of certain of the Company's financial instruments are presented below. The reader should exercise care in drawing conclusions based on fair value, since the fair values presented below do not include the value associated with all of the Company's assets and liabilities.

                               December 31, 1997       December 31, 1996
                             Carrying        Fair    Carrying        Fair
                              Value         Value     Value         Value
Assets                                   (dollars in thousands)

Net finance receivables,
  less allowance for finance
  receivable losses         $7,638,535  $7,638,535  $7,230,072  $7,230,072
Investment securities          929,311     929,311     880,033     880,033
Cash and cash equivalents      105,695     105,695     105,493     105,493
Assets held for sale              -           -        667,007     667,007


Liabilities

Long-term debt              (4,011,457) (4,117,243) (4,498,530) (4,607,540)
Short-term notes payable    (3,252,671) (3,252,671) (3,126,920) (3,126,920)


Off-Balance Sheet Financial
  Instruments

Unused credit limits                 -           -           -           -
Interest rate swap agreements        -     (29,690)          -     (30,314)
Treasury rate lock agreements        -      (1,610)          -           -



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


Unused Customer Credit Lines

The unused credit lines available to the Company's customers are considered to have no fair value. The interest rates charged on these facilities can either be changed at the Company's discretion, such as for private label, or are adjustable and reprice frequently, such as for loan and retail sales contracts revolving lines of credit. Furthermore, these amounts, in part or in total, can be cancelled at the discretion of the Company. The interest rates charged on credit cards could have been changed at the Company's discretion, and the unused credit lines could have been cancelled at the discretion of the Company.


Derivative Financial Instruments

Fair values for the Company's interest rate swap and treasury rate lock agreements are estimated using cash flows discounted at current market rates.

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) (1) and (2) The following consolidated financial statements of American General Finance, Inc. and subsidiaries are included in Item 8:

         Consolidated Balance Sheets, December 31, 1997 and 1996

         Consolidated Statements of Income, years ended December 31, 1997 1996, and 1995

         Consolidated Statements of Shareholder's Equity, years ended December 31, 1997, 1996, and 1995

         Consolidated Statements of Cash Flows, years ended December 31, 1997, 1996, and 1995

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

    (3)  Exhibits:

         Exhibits are listed in the Exhibit Index beginning on page 68 herein.

(b) Reports on Form 8-K

    No Current Reports on Form 8-K were filed during the fourth quarter of 1997.

(c) Exhibits

    The exhibits required to be included in this portion of Item 14. are submitted as a separate section of this report.

Item 14(d).


Schedule I - Condensed Financial Information of Registrant

                       American General Finance, Inc.
                          Condensed Balance Sheets

                                                         December 31,
                                                      1997          1996
                                                    (dollars in thousands)
Assets

Cash                                               $      161    $      601
Investments in subsidiaries                         1,388,325     1,355,896
Notes receivable from subsidiaries                    183,301       173,235
Other assets                                           47,311        40,156

Total assets                                       $1,619,098    $1,569,888


Liabilities and Shareholder's Equity

Senior long-term debt, 5.35% - 9.75%,
    due 1998-2002                                  $   69,971    $   81,893
Notes payable to banks                                 95,000       111,000
Notes payable to subsidiaries                         185,112       173,331
Other liabilities                                       5,690         3,183

Total liabilities                                     355,773       369,407

Shareholder's equity:
    Common stock                                        1,000         1,000
    Additional paid-in capital                        743,083       696,230
    Other equity                                       34,512        21,454
    Retained earnings                                 484,730       481,797

Total shareholder's equity                          1,263,325     1,200,481

Total liabilities and shareholder's equity         $1,619,098    $1,569,888

<F1>
See Notes to Condensed Financial Statements.

                       American General Finance, Inc.
                       Condensed Statements of Income



                                                Years Ended December 31,
                                                1997      1996      1995
                                                 (dollars in thousands)
Revenues
  Dividends received from subsidiaries        $147,136  $150,574  $108,633
  Interest and other                            25,560    25,850     6,703

Total revenues                                 172,696   176,424   115,336

Expenses
  Interest expense                              26,950    29,802    12,639
  Operating expenses                            12,130    23,844     8,386

Total expenses                                  39,080    53,646    21,025

Income before income taxes and equity
  in overdistributed net income of
  subsidiaries                                 133,616   122,778    94,311

Income Tax Credit                                4,883     9,751     5,026

Income before equity in overdistributed
  net income of subsidiaries                   138,499   132,529    99,337

Equity in Overdistributed Net Income
  of Subsidiaries                               (9,066)  (98,383   (13,682)

Net Income                                    $129,433  $ 34,146  $ 85,655

<F1>
See Notes to Condensed Financial Statements.

                       American General Finance, Inc.
                     Condensed Statements of Cash Flows

                                                   Years ended December 31,
                                                 1997        1996        1995
                                                    (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                     $129,433    $ 34,146    $ 85,655
Reconciling adjustments to net cash
  provided by operating activities:
    Equity in overdistributed net income
      of subsidiaries                             9,066      98,383      13,682
    Change in other assets and other
      liabilities                               (11,203)        812      16,685
    Other, net                                   13,437       8,263       7,801
Net cash provided by operating activities       140,733     141,604     123,823

Cash Flows from Investing Activities
  Capital contributions to subsidiaries         (27,000)       -        (80,228)
  Transfer of subsidiary                           -           -          1,871
  Net additions to fixed assets                  (7,184)     (6,085)    (14,615)
  Other, net                                       -          8,423      (9,168)
Net cash (used for) provided by
  investing activities                          (34,184)      2,338    (102,140)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt        3,616      46,411       8,597
  Repayment of long-term debt                   (16,320)     (9,299)    (13,149)
  Change in notes receivable or payable
    with parent and subsidiaries                  1,715          96       3,299
  Change in notes payable to banks              (16,000)    (42,400)     12,400
  Capital contributions from parent              46,500        -         80,000
  Dividends paid                               (126,500)   (138,590)   (112,540)
Net cash used for financing activities         (106,989)   (143,782)    (21,393)

(Decrease) increase in cash                        (440)        160         290
Cash at beginning of year                           601         441         151
Cash at end of year                            $    161    $    601    $    441

<F1>
See Notes to Condensed Financial Statements.

                       American General Finance, Inc.
                  Notes to Condensed Financial Statements
                             December 31, 1997




Note 1.  Accounting Policies

AGFI's investments in subsidiaries are stated at cost plus the equity in undistributed net income of subsidiaries since the date of the acquisition. The condensed financial statements of the registrant should be read in conjunction with AGFI's consolidated financial statements.



Note 2.  Long-Term Debt

Senior  long-term debt  maturities for  the five  years after  December 31,
1997, were  as follows:   1998, $15.1 million;  1999, $47.7 million;  2000,
$4.0 million; 2001, $1.9 million; and 2002, $1.3 million.

                                 Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 1998.

                                         AMERICAN GENERAL FINANCE, INC.


                                         By: /s/  Robert A. Cole
                                                  Robert A. Cole
                                         (Senior Vice President and
                                          Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1998.


/s/  Frederick W. Geissinger              /s/  Jerry L. Gilpin
     Frederick W. Geissinger                   Jerry L. Gilpin
(President and Chief Executive            (Director)
 Officer and Director - Principal
 Executive Officer)
                                          /s/  Philip M. Hanley
                                               Philip M. Hanley
/s/  Robert A. Cole                       (Director)
     Robert A. Cole
(Senior Vice President and
 Chief Financial Officer and              /s/  Bennie D. Hendrix
 Director - Principal Financial                Bennie D. Hendrix
 Officer)                                 (Director)


/s/  George W. Schmidt                    /s/  Larry R. Klaholz
     George W. Schmidt                         Larry R. Klaholz
(Controller and Assistant Secretary -     (Director)
 Principal Accounting Officer)


/s/  W. Tal Bratton                            Jon P. Newton
     W. Tal Bratton                       (Director)
(Director)

                                          /s/  Ray W. Sims
                                               Ray W. Sims
     James S. D'Agostino Jr.              (Director)
(Director)

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

(4) a. The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of long-term debt of the Company and its consolidated subsidiaries. In the aggregate, the outstanding issuances of debt under the Indenture referred to under item (1) below exceed 10% of the total assets of the Company on a consolidated basis.

         (1) Indenture dated as of October 1, 1994 from American General Finance Corporation to The Chase Manhattan Bank. Incorporated by reference to Exhibit 4(a) filed as a part of American General Finance Corporation's Registration Statement on Form S-3 (Registration No. 33-55803).

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

              (g) Resolutions and form of note for senior notes, 6 1/8% due September 15, 2000. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of American General Finance Corporation's Current Report on Form 8-K dated September 17, 1997 (File No. 1-6155).

              (h) Resolutions and form of note for senior notes, 5.90% due January 15, 2003. Incorporated by reference to Exhibits 4(a) and 4(b) filed as a part of American General Finance Corporation's Current Report on Form 8-K dated January 9, 1998 (File No. 1-6155).

     b.  In  accordance  with   Item  601(b) (4)(iii)  of  Regulation  S-K,
         certain other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have not been filed as exhibits to this Annual Report on Form 10-K because the total amount of securities authorized and outstanding under each such instrument does not exceed 10% of the total assets of the Company on a consolidated basis. The Company hereby agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request therefor.

(12)     Computation of ratio of earnings to fixed charges.                   70

(23)     Consent of Ernst & Young LLP, Independent Auditors                   71

(27)     Financial Data Schedule                                              72