Form 10-Q
period 1998-03-31
AMERICAN GENERAL FINANCE INC
filed 1998-05-14
CIK 25600

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1998

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

At May 14, 1998, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                     PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                               1998          1997
                                             (dollars in thousands)
Revenues
  Finance charges                            $326,752      $319,799
  Insurance                                    42,961        47,529
  Other                                        18,952        17,420

Total revenues                                388,665       384,748

Expenses
  Interest expense                            121,702       112,831
  Operating expenses                          124,792       118,669
  Provision for finance
    receivable losses                          49,005        67,547
  Insurance losses and loss
    adjustment expenses                        22,037        24,004

Total expenses                                317,536       323,051

Income before provision for
  income taxes                                 71,129        61,697

Provision for Income Taxes                     26,907        22,903


Net Income                                   $ 44,222      $ 38,794


<F1>
See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)

                                             March 31,     December 31,
                                                1998            1997
                                               (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges:
    Real estate loans                        $4,300,458      $4,155,167
    Non-real estate loans                     2,476,363       2,554,888
    Retail sales finance                      1,285,561       1,301,133

Net finance receivables                       8,062,382       8,011,188
Allowance for finance receivable
  losses                                       (367,653)       (372,653)
Net finance receivables, less allowance
  for finance receivable losses               7,694,729       7,638,535

Investment securities                           954,663         929,311
Cash and cash equivalents                       113,364         105,695
Other assets                                    653,461         615,959

Total assets                                 $9,416,217      $9,289,500


Liabilities and Shareholder's Equity

Long-term debt                               $4,069,474      $4,011,457
Short-term notes payable:
  Commercial paper                            3,201,532       3,157,671
  Banks and other                                92,650          95,000
Investment certificates                           2,241           2,574
Insurance claims and policyholder
  liabilities                                   429,144         436,859
Other liabilities                               299,138         300,342
Accrued taxes                                    46,954          22,272

Total liabilities                             8,141,133       8,026,175

Shareholder's equity:
  Common stock                                    1,000           1,000
  Additional paid-in capital                    743,083         743,083
  Accumulated other comprehensive
    income                                       33,648          34,512
  Retained earnings                             497,353         484,730

Total shareholder's equity                    1,275,084       1,263,325

Total liabilities and shareholder's equity   $9,416,217      $9,289,500

<F1>
See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      1998          1997
                                                    (dollars in thousands)
Cash Flows from Operating Activities
Net income                                          $ 44,222      $ 38,794
Reconciling adjustments to net cash
  provided by operating activities:
    Provision for finance receivable losses           49,005        67,547
    Depreciation and amortization                     22,963        21,374
    Deferral of finance receivable
      origination costs                              (10,500)       (9,896)
    Deferred federal income tax (benefit) charge      (1,093)        1,913
    Change in other assets and other liabilities      (7,036)       14,379
    Change in insurance claims and
      policyholder liabilities                        (7,715)      (16,883)
    Change in taxes receivable and payable            48,755        23,144
    Operations related to assets held for sale           -          20,108
    Other, net                                         1,369         9,533
Net cash provided by operating activities            139,970       170,013

Cash Flows from Investing Activities
  Finance receivables originated or purchased     (1,273,511)   (1,016,540)
  Principal collections on finance receivables     1,146,970     1,081,779
  Net collections on assets held for sale                -          35,337
  Advances for purchases of finance receivables      (22,240)         (855)
  Investment securities purchased                    (65,710)      (43,313)
  Investment securities called, matured and sold      41,406        37,858
  Other, net                                         (26,039)       (2,736)
Net cash (used for) provided by
  investing activities                              (199,124)       91,530

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt           536,270         1,608
  Repayment of long-term debt                       (479,026)     (207,767)
  Change in investment certificates                     (333)         (387)
  Change in short-term notes payable                  41,511       (93,215)
  Capital contribution from parent                       -          40,000
  Dividends paid                                     (31,599)          -
Net cash provided by (used for)
  financing activities                                66,823      (259,761)

Increase in cash and cash equivalents                  7,669         1,782
Cash and cash equivalents at beginning of period     105,695       105,493

Cash and cash equivalents at end of period          $113,364      $107,275


Supplemental Disclosure of Cash Flow Information
  Income taxes received                             $(20,397)     $ (3,952)
  Interest paid                                     $138,686      $129,748

<F1>
See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       1998          1997
                                                     (dollars in thousands)

Net income                                           $44,222        $38,794

Other comprehensive income:
  Net unrealized losses on investment securities      (1,327)       (19,662)
  Income tax effect                                      464          6,881

  Net unrealized losses on investment securities,
    net of tax                                          (863)       (12,781)

  Reclassification adjustment for realized
    gains included in net income                          (2)           (82)
  Income tax effect                                        1             29

  Realized gains included in net income, net of tax       (1)           (53)

Other comprehensive income, net of tax                  (864)       (12,834)


Comprehensive income                                 $43,358        $25,960


<F1>
See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                               March 31, 1998



Note 1.  Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim periods and include the accounts of American General Finance, Inc. and its subsidiaries. American General Finance, Inc. will be referred to as "AGFI" or, collectively with its subsidiaries, whether directly or indirectly owned, as the "Company". The subsidiaries are wholly-owned, and all intercompany items have been eliminated. Per share information is not included because AGFI is a wholly-owned subsidiary of American General Corporation (American General).


Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation of the Company's consolidated financial position at March 31, 1998 and December 31, 1997, its consolidated results of operations for the three months ended March 31, 1998 and 1997, its consolidated cash flows for the three months ended March 31, 1998 and 1997, and its consolidated comprehensive income for the three months ended March 31, 1998 and 1997. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

To conform with the 1998 presentation, certain items in the prior period have been reclassified.


Note 3.  Accounting Changes

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", which resulted in reporting comprehensive income and its components in the Company's financial statements. SFAS 130 requires unrealized gains and losses on the Company's investment securities, which prior to adoption were reported separately in shareholder's equity, to be included in accumulated other comprehensive income. Adoption of SFAS 130 did not change recognition or measurement of net income and, therefore, did not impact the Company's consolidated results of operations or financial position. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which changes the way companies report segment information. This statement is effective for years beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application. Restatement of comparative information for all periods presented will be required upon adoption. Adoption of this statement will result in more detailed disclosures but will not have an impact on the Company's consolidated results of operations or financial position.


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

AGFC uses interest rate swap agreements to reduce its exposure to adverse future fluctuations in interest expense rates by effectively converting short-term and certain long-term floating-rate debt to a fixed-rate basis. Interest rate swap agreements in which AGFC contracted to pay interest at fixed rates and receive interest at floating rates totaled $940.0 million in notional amount at March 31, 1998, with a weighted average interest rate payable of 7.39% and a weighted average interest rate receivable of 5.52%.

Treasury rate lock agreements are used to hedge against the risk of rising interest rates on anticipated long-term debt issuances. These agreements provide for future cash settlements that are a function of specified U.S. Treasury rates. During fourth quarter 1997, AGFC entered into treasury rate lock agreements with settlement dates in 1998. At March 31, 1998, the notional amount of these agreements was $192.0 million.

AGFC's use of interest rate swap and treasury rate lock agreements did not have a material effect on the Company's weighted average interest rate or reported interest expense in the first three months of 1998 or 1997.


Note 5.  Assets Held For Sale

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

In April 1997, the Company repurchased $100.0 million of private label and credit card finance receivables that previously had been sold through securitization. No gain or loss resulted from this transaction. These repurchased credit card finance receivables were offered for sale along with the Company's other credit card finance receivables, which increased the carrying amount of assets held for sale by approximately $70.0 million in April 1997.

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


Liquidity

Operating cash flow, which includes net income adjusted for non-cash revenues and expenses, totaled $140.0 million for the three months ended March 31, 1998 compared to $170.0 million for the same period in 1997. The decrease in operating cash flow for the three months ended March 31, 1998 when compared to the same period in 1997 was primarily due to the sale of non-strategic assets in June 1997. Operating cash flow combined with the net proceeds from issuance of debt generated cash flow of $238.4 million for the three months ended March 31, 1998. This cash flow was used principally to finance the net originations and purchases of finance receivables of $126.5 million and to pay dividends to American General of $31.6 million. Operating cash flow combined with the net collections of finance receivables and assets held for sale and a capital contribution of $40.0 million from American General generated cash flow of $310.6 million for the three months ended March 31, 1997. This cash flow was used principally to fund the net repayments of debt of $299.8 million.

Dividends have  been paid to manage  the Company's leverage to  a target of
7.5 to 1 of debt to tangible equity (equity less goodwill and net unrealized gains or losses on fixed-maturity investment securities). The debt to tangible equity ratio at March 31, 1998 was 7.50 to 1. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. Certain AGFI and AGFC financing agreements effectively limit the amount of dividends the entity may pay; however, management does not expect those limits to affect the Company's ability to maintain targeted leverage.


Capital Resources

The Company's capital requirements vary directly with the level of net finance receivables. The targeted mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At both March 31, 1998 and 1997, the Company's capital totaled $8.6 billion, consisting of $7.3 billion of debt and $1.3 billion of equity.

The Company issues a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. The Company's principal borrowing subsidiary, AGFC, and one of its subsidiaries sell commercial paper notes with maturities ranging from 1 to 270 days directly to banks, insurance companies, corporations, and other institutional investors. AGFC may also offer medium-term notes with original maturities of nine months or longer to certain institutional investors. AGFC obtains the remainder of its capital funds primarily through underwritten public debt offerings with maturities generally ranging from three to ten years.

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


Credit Facilities

The Company participates in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At March 31, 1998, the Company was an eligible borrower under $4.8 billion of committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). The annual commitment fees for the shared committed facilities ranged from .05% to .07%. The Company pays only an allocated portion of the commitment fees for such committed facilities. At March 31, 1998, the Company also had $318.5 million of uncommitted credit facilities and was an eligible borrower under $200.0 million of uncommitted credit facilities extended to American General and certain of its subsidiaries. Available borrowings under all facilities are reduced by any outstanding borrowings. At March 31, 1998, Company borrowings outstanding under uncommitted credit facilities totaled $90.0 million, and there were no borrowings under any committed credit facilities.

Securitization

In April 1997, the Company repurchased all $100.0 million of the private label and credit card finance receivables that had previously been sold through securitization. No gain or loss resulted from the repurchase transaction. Of the $100.0 million repurchased, approximately $70.0 million was classified as assets held for sale in April 1997. The repurchase facilitated the sale of the credit card portfolio included in assets held for sale and sold in June 1997.


Year 2000 Contingency

The Company is in the process of modifying its computer systems to be Year 2000 compliant. During the first quarter of 1998, the Company incurred and expensed $.1 million related to this project. The Company estimates that it will incur future costs in excess of $6.2 million for additional internal staff, third-party vendors, and other expenses to render its systems Year 2000 compliant.

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

                       SELECTED FINANCIAL INFORMATION


The following table shows selected financial information of the Company:

                                                         At or for the
                                                      Three Months Ended
                                                           March 31,
                                                     1998            1997
                                                    (dollars in thousands)
Average finance receivables net
  of unearned finance charges
  (average net receivables)                        $8,002,228    $7,549,511

Average borrowings                                 $7,277,756    $7,508,575

Yield - finance charges (annualized)
  as a percentage of average net
  receivables                                          16.48%        17.09%

Borrowing cost - interest expense
  (annualized) as a percentage of
  average borrowings                                    6.71%         6.71%

Interest spread - yield less
  borrowing cost                                        9.77%        10.38%

Insurance revenues (annualized) as
  a percentage of average net
  receivables                                           2.15%         2.52%

Operating expenses (annualized) as
  a percentage of average net
  receivables                                           6.24%         6.29%

Return on average assets
  (annualized)                                          1.89%         1.64%

Return on average equity
  (annualized)                                         13.81%        12.71%

Charge-off ratio - net charge-offs
  (annualized) as a percentage of
  the average of net finance
  receivables at the beginning
  of each month during the period                       2.70%         3.83%

Allowance ratio - allowance for
  finance receivable losses as a
  percentage of net finance
  receivables                                           4.56%         5.23%

Ratio of earnings to fixed charges
  (refer to Exhibit 12 for
  calculations)                                         1.57          1.48

                                                          At or for the
                                                       Three Months Ended
                                                            March 31,
                                                        1998        1997

Delinquency ratio - finance receivables
  60 days or more past due as a
  percentage of related receivables                     3.49%       3.76%

Debt to tangible equity ratio - debt to
  equity less goodwill and net unrealized
  gains or losses on fixed-maturity
  investment securities                                 7.50        7.41

Debt to equity ratio                                    5.78        5.79


                       ANALYSIS OF OPERATING RESULTS

Net Income

Net income increased $5.4 million, or 14%, for the three months ended March 31, 1998 when compared to the same period in 1997.

The Company experienced a significant decline in credit quality beginning in third quarter 1995. Accordingly, the Company recorded a $216.0 million increase in the allowance for finance receivable losses in fourth quarter 1995. Since 1995, the Company has focused on an action program to improve credit quality. The components of this action program included selling under-performing receivable portfolios, raising underwriting standards, and rebalancing the portfolio to increase the proportion of real estate loans. See Note 5. of the Notes to Condensed Consolidated Financial Statements in
Item 1. for further information on the sale of the Company's non-strategic assets.

Results of the action program became evident in 1997 and continued to improve the Company's operating results in the first quarter of 1998. Although yield decreased 61 basis points for the three months ended March 31, 1998 when compared to the same period in 1997, this was more than offset by a 113 basis point improvement in the charge-off ratio. The delinquency ratio also improved to 3.49% at March 31, 1998 from 3.76% at March 31, 1997.

Factors which specifically affected the Company's operating results are as follows:

Finance Charges

Finance charge revenues increased $7.0 million, or 2%, for the three months ended March 31, 1998 when compared to the same period in 1997 due to an increase in average net receivables, partially offset by a decrease in yield. Average net receivables increased $452.7 million, or 6%, for the three months ended March 31, 1998 when compared to the same period in 1997 primarily due to growth in real estate loans, partially offset by the sale of certain private label receivables in second quarter 1997. Yield decreased 61 basis points for the three months ended March 31, 1998 when compared to the same period in 1997 primarily due to the larger proportion of finance receivables that are real estate loans, which generally have lower yields.


Insurance Revenues

Insurance revenues decreased $4.6 million, or 10%, for the three months ended March 31, 1998 when compared to the same period in 1997 primarily due to a decrease in earned premiums. Earned premiums decreased primarily due to a decrease in related loan volume in 1996 and the first three quarters of 1997.


Other Revenues

Other revenues increased $1.5 million, or 9%, for the three months ended March 31, 1998 when compared to the same period in 1997 primarily due to an increase in investment revenue, partially offset by a decrease in revenue on foreclosed real estate. The increase in investment revenue for the three months ended March 31, 1998 when compared to the same period in 1997 was primarily due to an increase in adjusted portfolio yield for the insurance operations of 86 basis points and growth in average invested assets of $47.0 million. Realized gains and losses remained at near the same level for the three months ended March 31, 1998 when compared to the same period in 1997. Investment revenue reflects $1.5 million of net gains on calls and tenders on investment securities that are included in adjusted portfolio yield for the three months ended March 31, 1998, compared to $27,000 that are included in realized gains and losses for the three months ended March 31, 1997.


Interest Expense

Interest expense increased $8.9 million, or 8%, for the three months ended March 31, 1998 when compared to the same period in 1997 due to an increase in average borrowings to support finance receivable growth, partially offset by a reduction in interest expense due to the assets held for sale being sold in second quarter 1997. The borrowing cost of 6.71% for the three months ended March 31, 1998 remained the same when compared to the same period in 1997.

Operating Expenses

Operating expenses increased $6.1 million, or 5%, for the three months ended March 31, 1998 when compared to the same period in 1997 primarily due to increases in salaries and benefits, collections, and data processing expenses. The increase in salaries and benefits expense reflects an increase in incentive program expenses, partially offset by a workforce reduction of approximately 580 positions since March 31, 1997 which includes the effects of a net decrease of 34 branch offices.


Provision for Finance Receivable Losses

Provision for finance receivable losses decreased $18.5 million, or 27%, for the three months ended March 31, 1998 when compared to the same period in 1997 due to a decrease in net charge-offs.

Net charge-offs for the three months ended March 31, 1998 decreased to $54.0 million from $72.5 million for the same period in 1997. Net charge-offs for the three months ended December 31, 1997 were $68.9 million. The charge-off ratio for first quarter 1998 was 2.70% compared to 3.64% for fourth quarter 1997 and 3.83% for first quarter 1997.

At March 31, 1998, delinquencies were $303.3 million compared to $309.7 million at December 31, 1997 and $304.2 million at March 31, 1997. The delinquency ratio at March 31, 1998 was 3.49% compared to 3.60% at December 31, 1997 and 3.76% at March 31, 1997.

The allowance for finance receivable losses decreased to $367.7 million from $390.2 million at March 31, 1997. The allowance ratio at March 31, 1998 was 4.56% compared to 4.65% at December 31, 1997 and 5.23% at March 31, 1997. The decrease in the allowance ratio for each period reflects the results of the action program to improve credit quality, including the increased proportion of real estate loans. The Company maintains the allowance for finance receivable losses at a level based on periodic evaluation of the finance receivable portfolio and reflects an amount that, in management's opinion, is adequate to absorb anticipated losses in the existing portfolio.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses decreased $2.0 million, or 8%, for the three months ended March 31, 1998 when compared to the same period in 1997 due to decreases in provision for future benefits and in claims paid. Provision for future benefits decreased $.6 million due to reduced sales of non-credit insurance products. Claims decreased $1.4 million primarily due to decreased business.

Provision for Income Taxes

The provision for income taxes increased $4.0 million, or 17%, for the three months ended March 31, 1998 when compared to the same period in 1997 primarily due to higher taxable income.


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

                       PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

In addition to those lawsuits or proceedings disclosed in the Company's 1997 Form 10-K, AGFI and certain of its subsidiaries are parties to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit.



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12)  Computation of Ratio of Earnings to Fixed Charges.
     (27)  Financial Data Schedule.

(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the first quarter of 1998.

                                 Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN GENERAL FINANCE, INC.
                                           (Registrant)



Date:  May 14, 1998               By /s/ Robert A. Cole
                                         Robert A. Cole
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and Principal
                                       Financial Officer)

                               Exhibit Index



      Exhibits                                                      Page

(12)  Computation of Ratio of Earnings to Fixed Charges.             19

(27)  Financial Data Schedule.                                       20