Form 10-Q
period 1999-06-30
AMERICAN GENERAL FINANCE INC
filed 1999-08-13
CIK 25600

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1999

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

At August 13, 1999, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)

                               Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                 1999       1998        1999       1998
                                         (dollars in thousands)
Revenues
  Finance charges              $356,031   $331,712    $713,425   $658,464
  Insurance                      45,593     44,379      88,527     87,340
  Other                          22,567     20,003      44,875     38,955

Total revenues                  424,191    396,094     846,827    784,759

Expenses
  Interest expense              138,835    124,016     276,380    245,718
  Operating expenses            131,036    126,758     264,705    251,550
  Provision for finance
    receivable losses            48,088     50,902      99,898     99,907
  Insurance losses and loss
    adjustment expenses          19,561     21,731      39,434     43,768

Total expenses                  337,520    323,407     680,417    640,943

Income before provision for
  income taxes                   86,671     72,687     166,410    143,816

Provision for Income Taxes       31,557     27,506      60,589     54,413


Net Income                     $ 55,114   $ 45,181    $105,821   $ 89,403


<F1>
See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)

                                              June 30,     December 31,
                                                1999            1998
                                               (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges:
    Real estate loans                        $ 6,218,124     $ 5,757,185
    Non-real estate loans                      2,496,175       2,560,565
    Retail sales finance                       1,244,373       1,339,367

Net finance receivables                        9,958,672       9,657,117
Allowance for finance receivable
  losses                                        (385,718)       (382,450)
Net finance receivables, less allowance
  for finance receivable losses                9,572,954       9,274,667

Investment securities                            988,421         996,599
Cash and cash equivalents                        177,825         148,002
Other assets                                     793,189         753,655

Total assets                                 $11,532,389     $11,172,923


Liabilities and Shareholder's Equity

Long-term debt                               $ 5,443,026     $ 5,176,965
Short-term notes payable:
  Commercial paper                             3,560,362       3,485,648
  Banks and other                                181,300         198,000
Bank deposits                                     49,017           1,874
Insurance claims and policyholder
  liabilities                                    441,478         437,079
Other liabilities                                386,799         348,866
Accrued taxes                                     22,293          21,086

Total liabilities                             10,084,275       9,669,518

Shareholder's equity:
  Common stock                                     1,000           1,000
  Additional paid-in capital                     822,497         822,497
  Accumulated other comprehensive
    income                                        12,311          39,419
  Retained earnings                              612,306         640,489

Total shareholder's equity                     1,448,114       1,503,405

Total liabilities and shareholder's equity   $11,532,389     $11,172,923

<F1>
See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)
                                                       Six Months Ended
                                                           June 30,
                                                      1999          1998
                                                    (dollars in thousands)
Cash Flows from Operating Activities
Net income                                          $  105,821  $   89,403
Reconciling adjustments:
  Provision for finance receivable losses               99,898      99,907
  Depreciation and amortization                         63,628      48,340
  Deferral of finance receivable origination costs     (25,421)    (21,833)
  Deferred income tax charge                             3,657       4,090
  Change in other assets and other liabilities           5,283      22,709
  Change in insurance claims and
    policyholder liabilities                             4,399      (4,064)
  Change in taxes receivable and payable                 1,546        (155)
  Other, net                                            24,042      (7,381)
Net cash provided by operating activities              282,853     231,016

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (2,921,400) (3,069,098)
  Principal collections on finance receivables       2,513,266   2,352,989
  Acquisition of Standard Pacific Savings, F.A.         44,528        -
  Investment securities purchased                     (173,355)   (103,503)
  Investment securities called, matured and sold       123,842      82,058
  Change in premiums on finance receivables
    purchased and deferred charges                     (12,947)    (65,746)
  Other, net                                           (16,328)     (3,716)
Net cash used for investing activities                (442,394)   (807,016)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt             454,867     872,760
  Repayment of long-term debt                         (190,729)   (631,923)
  Change in investment certificates                      1,216        (465)
  Change in short-term notes payable                    58,014     355,583
  Capital contribution from parent                        -         14,000
  Dividends paid                                      (134,004)    (31,601)
Net cash provided by financing activities              189,364     578,354

Increase in cash and cash equivalents                   29,823       2,354
Cash and cash equivalents at beginning of period       148,002     105,695
Cash and cash equivalents at end of period          $  177,825  $  108,049

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                 $   55,679  $   26,052
  Interest paid                                     $  264,918  $  240,265

<F1>
See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)

                               Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                 1999       1998        1999       1998
                                         (dollars in thousands)
Net income                     $ 55,114   $ 45,181    $105,821   $ 89,403

Other comprehensive income:
  Net unrealized (losses)
    gains on investment
    securities                  (25,086)     2,147     (40,744)       820
  Income tax effect               8,842       (751)     14,336       (287)

  Net unrealized (losses)
    gains on investment
    securities, net of tax      (16,244)     1,396     (26,408)       533

  Reclassification adjustment
    for realized gains
    included in net income         (654)       (92)       (959)       (94)
  Income tax effect                 166         32         259         33

  Realized gains included in
    net income, net of tax         (488)       (60)       (700)       (61)

Other comprehensive (loss)
  income, net of tax            (16,732)     1,336     (27,108)       472


Comprehensive income           $ 38,382   $ 46,517    $ 78,713   $ 89,875


<F1>
See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                               June 30, 1999



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



Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation of the Company's consolidated financial position at June 30, 1999 and December 31, 1998, its consolidated results of operations for the three months and six months ended June 30, 1999 and 1998, its consolidated cash flows for the six months ended June 30, 1999 and 1998, and its consolidated comprehensive income for the three months and six months ended June 30, 1999 and 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

To conform with the 1999 presentation, certain items in the prior period have been reclassified.



Note 3.  Accounting Changes

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value as either assets or liabilities in the balance sheet. Changes in the fair value of a derivative instrument are to be reported as earnings or other comprehensive income, depending upon the intended use of the derivative instrument.

In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS 133 for one year, to years beginning after June 15, 2000. Adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

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

AGFC uses interest rate swap agreements to reduce its exposure to adverse future fluctuations in interest expense rates by effectively converting certain amounts of floating-rate debt to a fixed-rate basis. At June 30, 1999, interest rate swap agreements in which AGFC contracted to pay interest at fixed rates and receive interest at floating rates totaled $985.0 million in notional amount, with a weighted average pay rate of 6.70% and a weighted average receive rate of 4.59%.

Treasury rate lock agreements have been used to hedge against the risk of rising interest rates on anticipated long-term debt issuances. These agreements provide for future cash settlements that are a function of specified U.S. Treasury rates. At June 30, 1999, there were no treasury rate lock agreements in effect.

AGFC's use of interest rate swap and treasury rate lock agreements did not have a material effect on the Company's weighted average interest rate or reported interest expense in the first six months of 1999 or 1998.



Note 5.  Tax Return Examinations

The Company is part of the consolidated Federal income tax return that American General and the majority of its subsidiaries file. The Internal Revenue Service (IRS) has completed examinations of American General's tax returns through 1988. During 1999, American General and the IRS reached a settlement of all contested issues through 1988, which resulted in a change in the tax basis of assets acquired in a 1988 taxable purchase business combination. To reflect the new tax basis, the Company reduced deferred tax liabilities by $70.3 million and reduced goodwill by the same amount, in accordance with SFAS 109, "Accounting for Income Taxes." The IRS is currently examining American General's tax returns for 1989 through 1996.



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


                               Three Months Ended June 30, 1999
                       Consumer    Centralized                  Total
                       Branches    Real Estate   Insurance     Segments
                                    (dollars in thousands)
Revenues:
  External:
    Finance charges   $331,032     $ 37,697      $   -         $368,729
    Insurance              411         -           45,182        45,593
    Other               (1,138)       1,912        20,302        21,076
  Intercompany          17,476          133       (16,994)          615
Pretax income           75,678        3,578        21,592       100,848


                               Three Months Ended June 30, 1998
                       Consumer    Centralized                  Total
                       Branches    Real Estate   Insurance     Segments
                                    (dollars in thousands)
Revenues:
  External:
    Finance charges   $313,128     $ 28,148      $   -         $341,276
    Insurance              483         -           43,896        44,379
    Other                  287          289        18,899        19,475
  Intercompany          17,729          156       (17,225)          660
Pretax income           66,615        5,729        17,845        90,189


                                Six Months Ended June 30, 1999
                       Consumer    Centralized                  Total
                       Branches    Real Estate   Insurance     Segments
                                    (dollars in thousands)
Revenues:
  External:
    Finance charges   $660,188     $ 79,734      $   -         $739,922
    Insurance              854         -           87,673        88,527
    Other                 (428)       3,758        40,191        43,521
  Intercompany          35,026           94       (33,894)        1,226
Pretax income          147,407       13,034        39,739       200,180


                                Six Months Ended June 30, 1998
                       Consumer    Centralized                  Total
                       Branches    Real Estate   Insurance     Segments
                                    (dollars in thousands)
Revenues:
  External:
    Finance charges   $621,225     $ 54,707      $   -         $675,932
    Insurance              975         -           86,365        87,340
    Other                  231           (9)       38,152        38,374
  Intercompany          34,991          206       (33,902)        1,295
Pretax income          122,896       12,268        34,564       169,728

Reconciliation of total segment pretax income to the condensed consolidated financial statement amounts is summarized below:

                             Three Months Ended      Six Months Ended
                                   June 30,               June 30,
                               1999       1998        1999       1998
                                       (dollars in thousands)

Pretax income:
  Segments                   $100,848   $ 90,189    $200,180   $169,728
  Corporate                   (14,177)   (17,502)    (33,770)   (25,912)

Total consolidated
  pretax income              $ 86,671   $ 72,687    $166,410   $143,816



Note 7.  Acquisition of Standard Pacific Savings, F.A.

In May 1999, the Company acquired Standard Pacific Savings, F.A. from Standard Pacific Corporation. Upon acquisition, the Office of Thrift Supervision granted approval to rename the institution American General Bank, FSB (AG Bank). AG Bank is currently operating as a traditional thrift, offering deposit and savings products, providing residential mortgage and home equity lending, and financing private label receivables.



Note 8.  Legal Contingencies

Satellite Dish Litigation

On May 18, 1999, the Chancery Court of the First Judicial District of Jones County, Mississippi in a case captioned Clayton D. Smith, et.al. v. Delta TV Corporation, Don Acy, US Electronics, American General Financial Center, Civil Action No. 96-0254, rendered a judgment awarding approximately $500,000 in compensatory damages and $167 million in punitive damages against American General Financial Center (AGFC-Utah), a subsidiary of AGFI. The lawsuit was filed on November 15, 1996, by 29 individuals each of whom purchased a satellite dish in the early 1990s for approximately $2,500 from unaffiliated distributors who arranged financing for these satellite dishes through AGFC-Utah. AGFC-Utah intends to appeal the judgment and believes that it has substantial bases for success in the appeal.

Although substantial risks and uncertainties remain with respect to the ultimate outcome of this case, internal and external legal counsel have advised the Company that it is not probable within the meaning of SFAS 5, "Accounting for Contingencies," that the Company will ultimately incur a material liability in connection with the case. Accordingly, no provision has been made in the condensed consolidated financial statements related to this contingency.


Other

AGFI and certain of its subsidiaries are parties to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings, including numerous cases involving the financing of satellite dishes, arise in jurisdictions, such as Alabama and Mississippi, that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama and Mississippi continues to create the potential for an unpredictable judgment in any given suit.



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


Liquidity

The following table shows principal sources and uses of cash flow:

                                           Six Months Ended
                                                June 30,
                                          1999           1998
                                         (dollars in millions)
Principal sources of cash flow:
  Operations                             $282.9         $231.0
  Net issuance of debt                    323.4          596.0
  Capital contributions                      -            14.0

Principal sources of cash flow           $606.3         $841.0


Principal uses of cash flow:
  Net originations and purchases
    of finance receivables               $408.1         $716.1
  Dividends paid                          134.0           31.6
  Increase in premiums on finance
    receivables purchased and
    deferred charges                       12.9           65.7

Principal uses of cash flow              $555.0         $813.4

Capital Resources

The Company's capital requirements vary directly with the level of net finance receivables. The mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At June 30, 1999, the Company's capital totaled $10.7 billion, consisting of $9.2 billion of debt and $1.5 billion of equity, compared to $9.2 billion at June 30, 1998, consisting of $7.9 billion of debt and $1.3 billion of equity.

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

Dividends have been paid (or capital contributions have been received) to maintain the Company's leverage of debt to tangible equity (equity less goodwill and net unrealized gains or losses on investment securities) to
7.50 to 1.   The debt to tangible equity ratio at June 30, 1999 was 7.49 to
1. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. Certain AGFC financing agreements limit the amount of dividends AGFC may pay.


Liquidity Facilities

The Company participates in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. The Company is an eligible borrower under committed credit facilities extended to American General and certain of its subsidiaries
(the  "shared committed  facilities").    At  June  30,  1999,  the  annual
commitment fees for  the shared  committed facilities ranged  from .05%  to
 .07%.   The Company pays only  an allocated portion of  the commitment fees
for  the shared  committed facilities.   The  Company also  has uncommitted
credit facilities and is an eligible borrower under uncommitted credit facilities extended to American General and certain of its subsidiaries

(the "shared  uncommitted facilities").    Available borrowings  under  all
facilities are reduced by any outstanding borrowings.


Information concerning the credit facilities follows:

                                                 June 30,
                                           1999           1998
                                          (dollars in millions)
Committed credit facilities:
  Shared committed facilities             $5,000.0     $4,800.0
  Borrowings                                    -            -

  Remaining availability                  $5,000.0     $4,800.0

Uncommitted credit facilities:
  Company uncommitted facilities          $  361.0     $  318.5
  Shared uncommitted facilities              150.0        200.0
  Borrowings                                (180.0)      (100.0)

  Remaining availability                  $  331.0     $  418.5


A subsidiary of AGFI arranges interim financing for third-party mortgage originators through a bank purchase facility. At June 30, 1999, this facility totaled $563.0 million with remaining availability of $409.3 million.


Year 2000 Contingency

Internal Systems. The Company has modified its internal systems to achieve Year 2000 readiness and has executed a plan to minimize the risk of a significant negative impact on its operations.

The Company's plan included the following activities: (1) perform an inventory of the Company's information technology and non-information technology systems; (2) assess which items in the inventory may expose the Company to business interruptions due to Year 2000 issues; (3) reprogram or replace systems that are not Year 2000 ready; (4) test systems to prove that they will function into the next century as they do currently; and (5) return the systems to operations. As of June 30, 1999, these activities had been substantially completed, making the Company's critical systems Year 2000 ready.

The Company will continue to test its systems throughout 1999 to maintain Year 2000 readiness. In addition, the Company currently is developing plans for the century transition, which will restrict systems modifications from November 1999 through January 2000, create rapid response teams to address problems, and limit vacations for key personnel.

Third  Party  Relationships.   The Company  has relationships  with various
third parties who must also be Year 2000 ready. These third parties provide (or receive) resources and services to (or from) the Company and include organizations with which the Company exchanges information. Third parties include vendors of hardware, software, and information services; providers of infrastructure services such as voice and data communications and utilities for office facilities; and customers. Third parties differ from internal systems in that the Company exercises less, or no, control over third parties' Year 2000 readiness.

The Company has developed a plan to assess and mitigate the risks associated with the potential failure of third parties to achieve Year 2000 readiness. The Company's plan includes the following: (1) identify and classify third party dependencies; (2) research, analyze, and document Year 2000 readiness for critical third parties; and (3) test critical hardware and software products and electronic interfaces. As of June 30, 1999, these activities have been substantially completed. Where necessary, critical third party dependencies have been included in the Company's contingency plan. Due to the various stages of Year 2000 readiness for these critical third-party dependencies, the Company's testing activities related to critical third parties will extend throughout 1999.

Contingency Plan. The Company's contingency planning process which was designed to reduce the risk of Year 2000-related business failures relating to internal systems and third party relationships, included the following activities: (1) evaluate the consequences of failure of critical business processes with significant exposure to Year 2000 risk; (2) determine the probability of a Year 2000-related failure for those critical processes that have a high consequence of failure; (3) develop an action plan to complete contingency plan for critical processes that rank high in consequence and probability of failure; and (4) complete the applicable contingency plan. As of June 30, 1999, these activities have been substantially completed. The contingency plan will continue to be tested and updated throughout 1999.

Risks and Uncertainties. Based on the Year 2000 readiness of its internal systems, century transition plans, plans to deal with third party relationships, and contingency plan, the Company believes that it will experience at most isolated and minor disruptions of business processes following the turn of the century. Such disruptions are not expected to have a material effect on the Company's future results of operations, liquidity, or financial condition. However, due to the magnitude and complexity of this project, risks and uncertainties exist and the Company is not able to predict a most reasonably likely worst case scenario. If Year 2000 readiness is not achieved due to the Company's failure to maintain critical systems as Year 2000 ready, failure of critical third parties to achieve Year 2000 readiness on a timely basis, failure of contingency plan to reduce Year 2000-related business failures, or other unforeseen circumstances in completing the Company's plans, the Year 2000 issues could have a material adverse impact on the Company's operations following the turn of the century.

Costs. Through June 30, 1999, the Company has incurred and expensed $7.2 million (pretax) related to Year 2000 readiness, including $.9 million incurred during 1999 and $.8 million incurred in the first six months of 1998. The Company currently anticipates that it will incur future costs of approximately $2.0 million (pretax) to maintain Year 2000 readiness and complete any activities related to third party relationships and contingency plan. In addition, the Company has elected to accelerate the planned replacement of certain systems as part of its Year 2000 plan. Costs of the replacement systems were capitalized and are being amortized over their useful lives, recorded as operating leases, or expensed as incurred in accordance with the Company's normal accounting policies. The replacement costs incurred in 1998 totaled $2.1 million and are anticipated to be immaterial for 1999.

                       SELECTED FINANCIAL INFORMATION


The following table shows selected financial information of the Company:

                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                             1999            1998     1999            1998
                                        (dollars in thousands)
Average finance receivables
  net of unearned finance
  charges (average net
  receivables)              $9,862,366  $8,242,128   $9,791,613  $8,122,178

Average borrowings          $9,001,453  $7,522,371   $8,937,622  $7,400,739

Yield - finance charges
  (annualized) as a
  percentage of average
  net receivables               14.47%      16.13%       14.66%      16.30%

Borrowing cost - interest
  expense (annualized) as
  a percentage of average
  borrowings                     6.17%       6.60%        6.20%       6.66%

Interest spread - yield
  less borrowing cost            8.30%       9.53%        8.46%       9.64%

Insurance revenues
  (annualized) as a
  percentage of average
  net receivables                1.85%       2.15%        1.81%       2.15%

Operating expenses
  (annualized) as a
  percentage of average
  net receivables                5.31%       6.15%        5.41%       6.19%

Return on average assets
  (annualized)                   1.93%       1.87%        1.87%       1.88%

Return on average equity
  (annualized)                  14.63%      13.91%       14.00%      13.86%

Charge-off ratio - net
  charge-offs (annualized)
  as a percentage of the
  average of net finance
  receivables at the
  beginning of each month
  during the period              1.96%       2.62%        2.05%       2.66%

                                                      At or for the
                                                     Six Months Ended
                                                         June 30,
                                                     1999        1998

Allowance ratio - allowance for finance
  receivable losses as a percentage of
  net finance receivables                            3.87%       4.24%

Delinquency ratio - finance receivables 60
  days or more past due as a percentage of
  related receivables                                3.53%       3.43%

Ratio of earnings to fixed charges (refer
  to Exhibit 12 for calculations)                    1.59        1.57

Debt to tangible equity ratio - debt to
  equity less goodwill and net unrealized
  gains or losses on investment securities           7.49        7.54

Debt to equity ratio                                 6.38        5.89



                       ANALYSIS OF OPERATING RESULTS


Net Income

Net income increased $9.9 million, or 22%, for the three months ended June 30, 1999 and $16.4 million, or 18%, for the six months ended June 30, 1999 when compared to the same periods in 1998. See Note 6. of the Notes to Condensed Consolidated Financial Statements in Item 1. for information on the results of the Company's business segments.

During 1999 and 1998, the Company continued to improve credit quality by raising underwriting standards and increasing the proportion of real estate loans. At June 30, 1999, real estate loans accounted for 62% of total net finance receivables outstanding compared to 55% at June 30, 1998.

Factors which specifically affected the Company's operating results are as follows:


Finance Charges

Finance charges increased $24.3 million, or 7%, for the three months ended June 30, 1999 and $55.0 million, or 8%, for the six months ended June 30, 1999 when compared to the same periods in 1998 due to higher average net receivables, partially offset by lower yield. Average net receivables increased $1.6 billion, or 20%, for the three months ended June 30, 1999 and $1.7 billion, or 21%, for the six months ended June 30, 1999 when compared to the same periods in 1998 primarily due to growth in real estate loans. Yield decreased 166 basis points for the three months ended June 30, 1999 and 164 basis points for the six months ended June 30, 1999 when compared to the same periods in 1998 primarily due to the larger proportion of finance receivables that are real estate loans, which generally have lower yields.


Insurance Revenues

Insurance revenues increased $1.2 million, or 3%, for the three months ended June 30, 1999 and $1.2 million, or 1%, for the six months ended June 30, 1999 when compared to the same periods in 1998 primarily due to higher earned premiums. Earned premiums increased primarily due to higher related loan volume.


Other Revenues

Other revenues increased $2.6 million, or 13%, for the three months ended June 30, 1999 and $5.9 million, or 15%, for the six months ended June 30, 1999 when compared to the same periods in 1998 primarily due to increases in mortgage set-up/warehousing fees and investment revenue. The increase in mortgage set-up/warehousing fees was due to revenue earned by a subsidiary of AGFI which arranges interim financing for third-party mortgage originators through a bank purchase facility. The increase in investment revenue reflected growth in average invested assets and higher realized gains, partially offset by lower adjusted portfolio yield.


Interest Expense

Interest expense increased $14.8 million, or 12%, for the three months ended June 30, 1999 and $30.7 million, or 12%, for the six months ended June 30, 1999 when compared to the same periods in 1998 due to higher average borrowings, partially offset by lower borrowing cost. Average borrowings increased $1.5 billion, or 20%, for the three months ended June 30, 1999 and $1.5 billion, or 21%, for the six months ended June 30, 1999 when compared to the same periods in 1998 primarily to support finance receivable growth. Borrowing cost decreased 43 basis points for the three months ended June 30, 1999 and 46 basis points for the six months ended June 30, 1999 when compared to the same periods in 1998 due to lower rates on both long-term and short-term debt.


Operating Expenses

Operating expenses increased $4.3 million, or 3%, for the three months ended June 30, 1999 and $13.2 million, or 5%, for the six months ended June 30, 1999 when compared to the same periods in 1998. The increase in operating expenses for the three months ended June 30, 1999 primarily reflected increases in amortization of intangibles and administrative expenses. The increase in operating expenses for the six months ended June 30, 1999 was primarily due to increases in litigation expenses, amortization of intangibles, and administrative expenses, partially offset by higher deferred loan origination costs. See Note 8. of the Notes to Condensed Consolidated Financial Statements in Part I and Legal Proceedings in Part II for further information on litigation.

Provision for Finance Receivable Losses

Provision for finance receivable losses decreased $2.8 million, or 6%, for the three months ended June 30, 1999 when compared to the same period in 1998 due to lower net charge-offs in second quarter 1999, partially offset by a $2.5 million reduction in the amounts provided for the allowance for finance receivable losses in second quarter 1998. Provision for finance receivable losses remained at near the same level for the six months ended June 30, 1999 when compared to the same period in 1998 due to lower net charge-offs in the first half of 1999, offset by a $7.5 million reduction in the amounts provided for the allowance for finance receivable losses in the first half of 1998.

Net charge-offs decreased to $48.1 million for the three months ended June 30, 1999 and $99.9 million for the six months ended June 30, 1999 compared to $53.4 million and $107.4 million, respectively, for the same periods in 1998. The following table shows charge-off ratios by type of finance receivable:

                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             1999        1998       1999        1998

Real estate loans            0.57%       0.70%      0.52%       0.67%
Non-real estate loans        5.06        5.63       5.32        5.68
  Total loans                1.87        2.50       1.94        2.53
Retail sales finance         2.57        3.26       2.77        3.35
  Total charge-off ratio     1.96        2.62       2.05        2.66


The decrease in the charge-off ratios reflected the results of past and ongoing credit quality improvement efforts, including higher underwriting standards and an increased proportion of real estate loans. During second quarter 1999, net charge-offs were reduced by $1.7 million of recoveries from the sale of finance receivables previously charged off.

At  June 30,  1999, delinquencies  were $370.6  million compared  to $316.8
million at June 30, 1998.   The following table shows delinquency ratios by
type of finance receivable:

                                             June 30,
                                         1999       1998

Real estate loans                        3.21%      2.71%
Non-real estate loans                    5.07       5.28
  Total loans                            3.79       3.68
Retail sales finance                     1.88       2.16
  Total delinquency ratio                3.53       3.43


The increase in the delinquency ratio from June 30, 1998 reflected the maturing of purchased real-estate portfolios, which were primarily new originations when purchased.

At June 30, 1999, the allowance for finance receivable losses was $385.7 million compared to $365.2 million at June 30, 1998. The allowance ratio at June 30, 1999 was 3.87% compared to 4.24% at June 30, 1998. The Company maintains the allowance for finance receivable losses at a level based on periodic evaluation of the finance receivable portfolio, which reflects an amount that, in management's opinion, is adequate to absorb anticipated losses in the existing portfolio.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses decreased $2.2 million, or 10%, for the three months ended June 30, 1999 and $4.3 million, or 10%, for the six months ended June 30, 1999 when compared to the same periods in 1998 due to decreases in claims paid, partially offset by increases in provision for future benefits. Claims decreased $3.0 million and $5.9 million, respectively, primarily due to favorable loss experience on credit insurance. Provision for future benefits increased $.8 million and $1.6 million, respectively, due to increased sales of non-credit insurance products.


Provision for Income Taxes

The provision for income taxes increased $4.1 million, or 15%, for the three months ended June 30, 1999 and $6.2 million, or 11%, for the six months ended June 30, 1999 when compared to the same periods in 1998 due to higher taxable income, partially offset by lower effective tax rates. The effective tax rate was 36.41% for the three and six months ended June 30, 1999 compared to 37.84% for the same periods in 1998.


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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; (2) competitive, regulatory, or tax changes that affect the cost of, or demand for, the Company's products; (3) the Company's ability or the ability of third parties to achieve and maintain Year 2000 readiness for critical systems and operations; (4) the ability to secure necessary regulatory approvals; and (5) adverse litigation results or resolution of litigation. Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

                       PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

California v. Ochoa

In March 1994, a subsidiary of AGFI and a subsidiary of AGFC were named as defendants in a lawsuit, The People of the State of California v. Luis Ochoa, Skeeters Automotive, Morris Plan, Creditway of America, Inc., and American General Finance, filed in the Superior Court of California, County of San Joaquin, Case No. 271130. California sought injunctive relief, a civil penalty of not less than $5,000 per day or not less than $250,000 for violation of its Health and Safety Code in connection with the failure to register and remove underground storage tanks on property acquired through a foreclosure proceeding by a subsidiary of AGFI, and a civil penalty of $2,500 for each act of unfair competition prohibited by its Business and Professions Code, but not less than $250,000, plus costs. This lawsuit was dismissed on June 8, 1999.


Satellite Dish Litigation

On May 18, 1999, the Chancery Court of the First Judicial District of Jones County, Mississippi in a case captioned Clayton D. Smith, et.al. v. Delta TV Corporation, Don Acy, US Electronics, American General Financial Center, Civil Action No. 96-0254, rendered a judgment awarding approximately $500,000 in compensatory damages and $167 million in punitive damages against AGFC-Utah, a subsidiary of AGFI. See Note 8. of the Notes to Condensed Consolidated Financial Statements in Item 1. for further information on the satellite dish litigation.


Other

AGFI and certain of its subsidiaries are parties to various other lawsuits and proceedings arising in the ordinary course of business. See Note 8. of the Notes to Condensed Consolidated Financial Statements in Item 1. for further information on other litigation.



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12)  Computation of Ratio of Earnings to Fixed Charges.

     (27)  Financial Data Schedule.


(b)  Reports on Form 8-K.

     Current Report on Form 8-K dated May 18, 1999, with respect to the judgement rendered by the First Judicial District of Jones County, Mississippi awarding approximately $.5 million in compensatory damages and $167 million in punitive damages against AGFC-Utah, a subsidiary of AGFI.

                                 Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN GENERAL FINANCE, INC.
                                           (Registrant)



Date:  August 13, 1999            By /s/ Robert A. Cole
                                         Robert A. Cole
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and Principal
                                       Financial Officer)

                               Exhibit Index



      Exhibits                                                      Page

(12)  Computation of Ratio of Earnings to Fixed Charges.             22

(27)  Financial Data Schedule.                                       23