Form 10-Q
period 1999-09-30
AMERICAN GENERAL FINANCE INC
filed 1999-11-12
CIK 25600

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1999

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

Yes  X .  No    .

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

At November 12, 1999, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                      Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements


               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Income
                                 (Unaudited)


                              Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                                1999       1998        1999           1998
                                         (dollars in thousands)
Revenues
  Finance charges             $363,924   $343,612    $1,077,349   $1,002,076
  Insurance                     48,157     44,290       136,684      131,630
  Other                         23,855     19,683        68,730       58,638

Total revenues                 435,936    407,585     1,282,763    1,192,344

Expenses
  Interest expense             143,699    130,398       420,079      376,116
  Operating expenses           133,115    129,767       397,820      381,317
  Provision for finance
    receivable losses           50,327     52,706       150,225      152,613
  Insurance losses and loss
    adjustment expenses         23,693     20,736        63,127       64,504

Total expenses                 350,834    333,607     1,031,251      974,550

Income before provision for
  income taxes                  85,102     73,978       251,512      217,794

Provision for Income Taxes      30,989     26,451        91,578       80,864


Net Income                    $ 54,113   $ 47,527    $  159,934   $  136,930


<F1>
See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)


                                                 September 30,  December 31,
                                                    1999             1998
                                                    (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges:
    Real estate loans                            $ 6,404,292     $ 5,757,185
    Non-real estate loans                          2,513,045       2,560,565
    Retail sales finance                           1,258,406       1,339,367

Net finance receivables                           10,175,743       9,657,117
Allowance for finance receivable losses             (386,180)       (382,450)
Net finance receivables, less allowance
  for finance receivable losses                    9,789,563       9,274,667

Investment securities                                990,072         996,599
Cash and cash equivalents                            179,461         148,002
Other assets                                         776,264         753,655

Total assets                                     $11,735,360     $11,172,923


Liabilities and Shareholder's Equity

Long-term debt                                   $ 5,505,037     $ 5,176,965
Short-term notes payable:
  Commercial paper                                 3,727,250       3,485,648
  Banks and other                                    201,000         198,000
Deposits                                              38,328           1,874
Insurance claims and policyholder
  liabilities                                        449,033         437,079
Other liabilities                                    327,584         348,866
Accrued taxes                                         23,325          21,086

Total liabilities                                 10,271,557       9,669,518

Shareholder's equity:
  Common stock                                         1,000           1,000
  Additional paid-in capital                         822,497         822,497
  Accumulated other comprehensive income               3,881          39,419
  Retained earnings                                  636,425         640,489

Total shareholder's equity                         1,463,803       1,503,405

Total liabilities and shareholder's equity       $11,735,360     $11,172,923


<F1>
See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


<CAPTION)
                                                        Nine Months Ended
                                                          September 30,
                                                       1999           1998
                                                      (dollars in thousands)
Cash Flows from Operating Activities
Net income                                           $  159,934   $  136,930
Reconciling adjustments:
  Provision for finance receivable losses               150,225      152,613
  Depreciation and amortization                          96,598       75,529
  Deferral of finance receivable origination
    costs                                               (38,529)     (33,536)
  Deferred income tax charge                              6,312        8,836
  Change in other assets and other liabilities          (36,337)     (11,798)
  Change in insurance claims and policyholder
    liabilities                                          11,954       (2,955)
  Change in taxes receivable and payable                  8,664       23,127
  Other, net                                             18,109      (14,494)
Net cash provided by operating activities               376,930      334,252

Cash Flows from Investing Activities
  Finance receivables originated or purchased        (4,484,339)  (4,488,116)
  Principal collections on finance receivables        3,817,276    3,549,880
  Acquisition of Standard Pacific Savings, F.A.          44,528         -
  Acquisition of HSA Residential Mortgage
    Services of Texas, Inc.                                -         (25,600)
  Investment securities purchased                      (264,724)    (168,784)
  Investment securities called, matured and sold        200,052      130,776
  Change in premiums on finance receivables
    purchased and deferred charges                      (26,351)     (95,474)
  Other, net                                            (28,276)     (14,502)
Net cash used for investing activities                 (741,834)  (1,111,820)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt              679,518    1,128,506
  Repayment of long-term debt                          (354,286)    (814,874)
  Change in deposits                                     (9,473)        (691)
  Change in short-term notes payable                    244,602      503,346
  Capital contribution from parent                         -          14,000
  Dividends paid                                       (163,998)     (31,600)
Net cash provided by financing activities               396,363      798,687

Increase in cash and cash equivalents                    31,459       21,119
Cash and cash equivalents at beginning of period        148,002      105,695
Cash and cash equivalents at end of period           $  179,461   $  126,814

Supplemental Disclosure of Cash Flow
  Information
    Income taxes paid                                $   79,319   $   50,303
    Interest paid                                    $  437,839   $  391,397


<F1>
See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Comprehensive Income
                                 (Unaudited)


                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                       1999      1998       1999      1998
                                              (dollars in thousands)
Net income                           $ 54,113  $ 47,527   $159,934  $136,930

Other comprehensive income:
  Net unrealized (losses)
    gains on investment
    securities                        (14,004)   18,856    (54,748)   19,676
  Income tax effect                     4,831    (6,600)    19,167    (6,887)

  Net unrealized (losses)
    gains on investment
    securities, net of tax             (9,173)   12,256    (35,581)   12,789

  Reclassification adjustment
    for realized losses
    included in net income              1,025       391         66       297
  Income tax effect                      (282)     (137)       (23)     (104)

  Realized losses included in
    net income, net of tax                743       254         43       193

Other comprehensive (loss)
  income, net of tax                   (8,430)   12,510    (35,538)   12,982


Comprehensive income                 $ 45,683  $ 60,037   $124,396  $149,912


<F1>
See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                             September 30, 1999



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



Note 2.  Adjustments and Reclassifications

These condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management for a fair presentation of the Company's consolidated financial position at September 30, 1999 and December 31, 1998, its consolidated results of operations for the three months and nine months ended September 30, 1999 and 1998, its consolidated cash flows for the nine months ended September 30, 1999 and 1998, and its consolidated comprehensive income for the three months and nine months ended September 30, 1999 and 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

AGFC uses interest rate swap agreements to reduce its exposure to adverse future fluctuations in interest expense rates by effectively converting certain amounts of floating-rate debt to a fixed-rate basis. At September 30, 1999, interest rate swap agreements in which AGFC contracted to pay interest at fixed rates and receive interest at floating rates totaled $1.3 billion in notional amount, with a weighted average pay rate of 6.70% and a weighted average receive rate of 5.48%.

Treasury rate lock agreements have been used to hedge against the risk of rising interest rates on anticipated long-term debt issuances. These agreements provide for future cash settlements that are a function of specified U.S. Treasury rates. At September 30, 1999, there were no treasury rate lock agreements in effect.

AGFC's use of interest rate swap and treasury rate lock agreements did not have a material effect on the Company's weighted average interest rate or reported interest expense in the first nine months of 1999 or 1998.



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


                           Three Months Ended September 30, 1999
                       Consumer   Centralized                 Total
                       Branches   Real Estate   Insurance   Segments
                                    (dollars in thousands)
Revenues:
  External:
    Finance charges    $340,672     $ 38,028     $   -        $378,700
    Insurance               401         -          47,756       48,157
    Other                 1,707        2,317       18,662       22,686
  Intercompany           20,116          243      (19,756)         603
Pretax income            89,858        2,571       14,797      107,226



                           Three Months Ended September 30, 1998
                       Consumer   Centralized                 Total
                       Branches   Real Estate   Insurance   Segments
                                    (dollars in thousands)
Revenues:
  External:
    Finance charges    $315,305     $ 36,911     $   -        $352,216
    Insurance               482         -          43,808       44,290
    Other                    (4)       1,072       18,459       19,527
  Intercompany           17,706          208      (17,218)         696
Pretax income            60,387        6,058       17,229       83,674



                           Nine Months Ended September 30, 1999
                       Consumer   Centralized                 Total
                       Branches   Real Estate   Insurance   Segments
                                    (dollars in thousands)
Revenues:
  External:
    Finance charges  $1,000,860     $117,762     $   -      $1,118,622
    Insurance             1,255         -         135,429      136,684
    Other                 1,279        5,750       58,853       65,882
  Intercompany           55,142          337      (53,650)       1,829
Pretax income           237,265       15,741       54,536      307,542



                           Nine Months Ended September 30, 1998
                       Consumer   Centralized                 Total
                       Branches   Real Estate   Insurance   Segments
                                    (dollars in thousands)
Revenues:
  External:
    Finance charges    $936,530     $ 91,618     $   -      $1,028,148
    Insurance             1,457         -         130,173      131,630
    Other                   227        1,063       56,611       57,901
  Intercompany           52,697          414      (51,120)       1,991
Pretax income           183,283       18,326       51,793      253,402

Reconciliation of total segment pretax income to the condensed consolidated financial statement amounts is summarized below:

                          Three Months Ended      Nine Months Ended
                             September 30,           September 30,
                           1999        1998        1999        1998

Pretax income:
  Segments               $107,226    $ 83,674    $307,542    $253,402
  Corporate               (22,124)     (9,696)    (56,030)    (35,608)

Total consolidated
  pretax income          $ 85,102    $ 73,978    $251,512    $217,794



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



Note 8.  Legal Contingencies

Satellite Dish Litigation

On May 18, 1999, the Chancery Court of the First Judicial District of Jones County, Mississippi in a case captioned Clayton D. Smith, et.al. v. Delta TV Corporation, Don Acy, US Electronics, American General Financial Center, Civil Action No. 96-0254, rendered a judgment awarding approximately $500,000 in compensatory damages and $167 million in punitive damages against A.G. Financial Service Center, Inc. (Financial Service Center). Financial Service Center is a subsidiary of AGFI and formerly was named American General Financial Center. The lawsuit was filed on November 15, 1996, by 29 individuals who in the mid-1990s each purchased a satellite dish for approximately $2,500 from independent, unaffiliated dealers and distributors who arranged financing for the satellite dishes through Financial Service Center. Financial Service Center believes the judgment is unwarranted and contrary to law. Financial Service Center has appealed the judgment and believes that it has substantial bases for success on appeal. Financial Service Center, together with AGFI and certain other subsidiaries, currently are named as defendants in other pending cases, most of which are in Mississippi, involving the financing of satellite dishes.

On August 19, 1999, Financial Service Center filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana. The decision to reorganize was necessitated by the judgment rendered against Financial Service Center by the Mississippi state court. The filing for reorganization under Chapter 11 is limited to Financial Service Center and intended to provide a fair and orderly process for managing the appeal and the other claims against Financial Service Center. Prior to the bankruptcy filing, Financial Service Center had assets of approximately $7 million.

Although substantial risks and uncertainties remain with respect to the ultimate outcome of these cases, internal and external legal counsel have advised the Company that it is not probable within the meaning of SFAS 5, "Accounting for Contingencies," that the Company will ultimately incur a material liability in connection with these cases. Accordingly, no provision has been made in the condensed consolidated financial statements related to this contingency.


Other

AGFI and certain of its subsidiaries are parties to various other lawsuits and proceedings, including class action lawsuits, arising in the ordinary course of business. Many of these lawsuits and proceedings, including numerous cases involving the financing of satellite dishes, arise in jurisdictions, such as Alabama and Mississippi and other jurisdictions, that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions continues to create the potential for an unpredictable judgment in any given suit.



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

Liquidity

The following table shows principal sources and uses of cash flow:

                                             Nine Months Ended
                                               September 30,
                                           1999            1998
                                          (dollars in thousands)
Principal sources of cash flow:
  Operations                              $376.9        $  334.3
  Net issuance of debt                     560.4           816.3
  Capital contributions                       -             14.0

Principal sources of cash flow            $937.3        $1,164.6

Principal uses of cash flow:
  Net originations and purchases
    of finance receivables                $667.1        $  938.2
  Dividends paid                           164.0            31.6
  Increase in premiums on finance
    receivables purchased and
    deferred charges                        26.4            95.5

Principal uses of cash flow               $857.5        $1,065.3


Capital Resources

The Company's capital requirements vary directly with the level of net finance receivables. The mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. At September 30, 1999, the Company's capital totaled $10.9 billion, consisting of $9.5 billion of debt and $1.4 billion of equity, compared to $9.5 billion at September 30, 1998, consisting of $8.1 billion of debt and $1.4 billion of equity.

The Company issues a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC obtains most of the Company's fixed-rate debt through issuances of medium-term notes and underwritten debt offerings with maturities generally ranging from two to ten years. AGFC and one of its subsidiaries obtain most of the Company's floating-rate debt through sales of commercial paper. Commercial paper, with maturities ranging from 1 to 270 days, is sold directly to banks, insurance companies, corporations, and other institutional investors. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days.

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

Dividends have been paid (or capital contributions have been received) to maintain the Company's leverage of debt to tangible equity (equity less goodwill and net unrealized gains or losses on investment securities) to
7.50 to 1.  The debt to tangible equity ratio at September 30, 1999 was
7.52 to 1. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. Certain AGFC financing agreements limit the amount of dividends AGFC may pay.


Liquidity Facilities

The Company participates in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. The Company is an eligible borrower under committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). At September 30, 1999, the annual commitment fees for the shared committed facilities ranged from .05% to
 .07%. The Company pays only an allocated portion of the commitment fees for the shared committed facilities. The Company also has uncommitted credit facilities and is an eligible borrower under uncommitted credit facilities extended to American General and certain of its subsidiaries (the "shared uncommitted facilities"). Available borrowings under all facilities are reduced by any outstanding borrowings.


Information concerning the credit facilities follows:

                                               September 30,
                                            1999           1998
                                           (dollars in millions)
Committed credit facilities:
  Shared committed facilities             $5,000.0       $5,000.0
  Borrowings                                    -              -

  Remaining availability                  $5,000.0       $5,000.0

Uncommitted credit facilities:
  Company uncommitted facilities          $  361.0       $  318.5
  Shared uncommitted facilities               50.0          200.0
  Borrowings                                (200.0)        (140.0)

  Remaining availability                  $  211.0       $  378.5


A subsidiary of AGFI arranges interim financing for third-party mortgage originators through a purchase facility. At September 30, 1999, this facility totaled $250.0 million with remaining availability of $70.0 million.

Year 2000 Contingency

Internal Systems. The Company has modified its internal systems to achieve Year 2000 readiness and has executed a plan to minimize the risk of a significant negative impact on its operations.

The Company's plan included the following activities: (1) perform an inventory of the Company's information technology and non-information technology systems; (2) assess which items in the inventory may expose the Company to business interruptions due to Year 2000 issues; (3) reprogram or replace systems that are not Year 2000 ready; (4) test systems to prove that they will function into the next century; and (5) return the systems to operations. As of September 30, 1999, these activities had been substantially completed, making the Company's critical systems Year 2000 ready.

The Company will continue to test its systems through fourth quarter 1999 to maintain Year 2000 readiness. In addition, the Company is currently implementing plans for the century transition. These plans restrict systems modifications from November 1999 through January 2000, create rapid response teams to address problems, and limit vacations for certain business and systems personnel.

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

The Company has developed a plan to assess and mitigate the risks associated with the potential failure of third parties to achieve Year 2000 readiness. The Company's plan includes the following: (1) identify and classify third party dependencies; (2) research, analyze, and document Year 2000 readiness for critical third parties; and (3) test critical hardware and software products and electronic interfaces; and (4) where feasible, take reasonable precautions to protect against the receipt of non-Year 2000 ready data from third parties. As of September 30, 1999, these activities had been substantially completed. Where necessary, critical third party dependencies have been included in the Company's contingency plan. Due to the various stages of Year 2000 readiness for these critical third-party dependencies, the Company's activities related to critical third parties will continue, as necessary, into early 2000.

Contingency Plan. The Company's contingency planning process, which was designed to reduce the risk of Year 2000-related business failures relating to internal systems and third party relationships, included the following activities: (1) evaluate the consequences of failure of critical business processes with significant exposure to Year 2000 risk; (2) determine the probability of a Year 2000-related failure for those critical processes that have a high consequence of failure; (3) develop an action plan to complete contingency plan for critical processes that rank high in consequence and probability of failure; and (4) complete the applicable contingency plan. As of September 30, 1999, these activities had been substantially completed. The contingency plan will continue to be tested and updated, as necessary, into early 2000.

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

Costs. Through September 30, 1999, the Company has incurred and expensed pretax expenses of $7.8 million related to Year 2000 readiness, including $1.5 million incurred year-to-date in 1999 and $2.9 million incurred in the first nine months of 1998. The Company currently anticipates that it will incur future costs of approximately $1.3 million (pretax) to complete any activities related to third party relationships and contingency plan and to maintain Year 2000 readiness into early 2000. In addition, the Company has elected to accelerate the planned replacement of certain systems as part of its Year 2000 plan. Costs of the replacement systems were capitalized and are being amortized over their useful lives, recorded as operating leases, or expensed as incurred in accordance with the Company's normal accounting policies. The replacement costs incurred in 1998 totaled $2.1 million and are anticipated to be immaterial for 1999.

                       SELECTED FINANCIAL INFORMATION


The following table shows selected financial information of the Company:


                               Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                                1999         1998         1999        1998
                                          (dollars in thousands)

Average finance receivables
  net of unearned finance
  charges (average net
  receivables)               $10,018,335  $8,678,694   $9,867,187  $8,307,683


Average borrowings            $9,280,810  $7,946,247   $9,052,650  $7,584,573


Yield - finance charges
  (annualized) as a
  percentage of average
  net receivables                 14.45%      15.75%       14.59%      16.11%


Borrowing cost - interest
  expense (annualized) as
  a percentage of average
  borrowings                       6.18%       6.55%        6.19%       6.62%


Interest spread - yield
  less borrowing cost              8.27%       9.20%        8.40%       9.49%


Insurance revenues
  (annualized) as a
  percentage of average
  net receivables                  1.92%       2.04%        1.85%       2.11%


Operating expenses
  (annualized) as a
  percentage of average
  net receivables                  5.31%       5.98%        5.38%       6.12%


Return on average assets
  (annualized)                     1.87%       1.87%        1.87%       1.88%


Return on average equity
  (annualized)                    14.77%      13.96%       14.26%      13.89%


Charge-off ratio - net
  charge-offs (annualized)
  as a percentage of the
  average of net finance
  receivables at the
  beginning of each month
  during the period                2.02%       2.44%        2.04%       2.58%

                                                           At or for the
                                                         Nine Months Ended
                                                           September 30,
                                                        1999           1998

Allowance ratio - allowance for finance
  receivable losses as a percentage of
  net finance receivables                               3.80%          4.15%


Delinquency ratio - finance receivables 60
  days or more past due as a percentage of
  related receivables                                   3.67%          3.75%


Ratio of earnings to fixed charges (refer
  to Exhibit 12 for calculations)                       1.58           1.57


Debt to tangible equity ratio - debt to
  equity less goodwill and net unrealized
  gains or losses on investment securities              7.52           7.56


Debt to equity ratio                                    6.47           5.79


                        ANALYSIS OF OPERATING RESULTS

Net Income

Net income increased $6.6 million, or 14%, for the three months ended September 30, 1999 and $23.0 million, or 17%, for the nine months ended September 30, 1999 when compared to the same periods in 1998. See Note 6. of the Notes to Condensed Consolidated Financial Statements in Part I for information on the results of the Company's business segments.

During 1999 and 1998, the Company continued to improve credit quality results through extensive use of its credit risk management systems and the shift toward a higher percentage of real estate loans. At September 30, 1999, real estate loans accounted for 63% of total net finance receivables outstanding compared to 56% at September 30, 1998.

Factors that specifically affected the Company's operating results are as follows:


Finance Charges

Finance charges increased $20.3 million, or 6%, for the three months ended September 30, 1999 and $75.3 million, or 8%, for the nine months ended September 30, 1999 when compared to the same periods in 1998 due to higher average net receivables, partially offset by lower yield. Average net receivables increased $1.3 billion, or 15%, for the three months ended September 30, 1999 and $1.6 billion, or 19%, for the nine months ended September 30, 1999 when compared to the same periods in 1998 primarily due to growth in real estate loans. Yield decreased 130 basis points for the three months ended September 30, 1999 and 152 basis points for the nine months ended September 30, 1999 when compared to the same periods in 1998 primarily due to the larger proportion of finance receivables that are real estate loans, which generally have lower yields.

Insurance Revenues

Insurance revenues increased $3.9 million, or 9%, for the three months ended September 30, 1999 and $5.1 million, or 4%, for the nine months ended September 30, 1999 when compared to the same periods in 1998 primarily due to higher earned premiums. Earned premiums increased primarily due to higher related loan volume.


Other Revenues

Other revenues increased $4.2 million, or 21%, for the three months ended September 30, 1999 and $10.1 million, or 17%, for the nine months ended September 30, 1999 when compared to the same periods in 1998 primarily due to increases in mortgage set-up/warehousing fees and investment revenue. The increase in mortgage set-up/warehousing fees was due to revenue earned by a subsidiary of AGFI which arranges interim financing for third-party mortgage originators through a purchase facility. The increase in investment revenue for the three months ended September 30, 1999 reflected growth in average invested assets, partially offset by lower adjusted portfolio yield and higher realized losses. The increase in investment revenue for the nine months ended September 30, 1999 reflected growth in average invested assets and lower realized losses, partially offset by lower adjusted portfolio yield.


Interest Expense

Interest expense increased $13.3 million, or 10%, for the three months ended September 30, 1999 and $44.0 million, or 12%, for the nine months ended September 30, 1999 when compared to the same periods in 1998 due to higher average borrowings, partially offset by lower borrowing cost. Average borrowings increased $1.3 billion, or 17%, for the three months ended September 30, 1999 and $1.5 billion, or 19%, for the nine months ended September 30, 1999 when compared to the same periods in 1998 primarily to support finance receivable growth. Borrowing cost decreased 37 basis points for the three months ended September 30, 1999 and 43 basis points for the nine months ended September 30, 1999 when compared to the same periods in 1998 due to lower rates on both long-term and short-term debt.


Operating Expenses

Operating expenses increased $3.3 million, or 3%, for the three months ended September 30, 1999 and $16.5 million, or 4%, for the nine months ended September 30, 1999 when compared to the same periods in 1998 primarily due to increases in litigation expenses and amortization of intangibles, partially offset by higher deferred loan origination costs. See Note 8. of the Notes to Condensed Consolidated Financial Statements in
Part I for further information on litigation.

Provision for Finance Receivable Losses

Provision for finance receivable losses decreased $2.4 million, or 5%, for the three months ended September 30, 1999 and $2.4 million, or 2% for the nine months ended September 30, 1999 when compared to the same periods in 1998. The decrease in provision for finance receivable losses for the three months ended September 30, 1999 was due to lower net charge-offs in third quarter 1999. The decrease in provision for finance receivable losses for the nine months ended September 30, 1999 was due to lower net charge-offs in 1999, partially offset by a $7.5 million reduction in the amounts provided for the allowance for finance receivable losses in 1998.

Net charge-offs decreased to $50.3 million for the three months ended September 30, 1999 and $150.2 million for the nine months ended September 30, 1999 compared to $52.7 million and $160.1 million, respectively, for the same periods in 1998. The following table shows charge-off ratios by type of finance receivable:

                              Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
                               1999        1998     1999        1998

Real estate loans              0.69%       0.70%    0.58%       0.70%
Non-real estate loans          5.07        5.40     5.23        5.55
  Total loans                  1.94        2.34     1.94        2.46
Retail sales finance           2.54        2.98     2.70        3.22
  Total charge-off ratio       2.02        2.44     2.04        2.58


The decrease in the charge-off ratios reflected the results of past and ongoing credit quality improvement efforts, including improved credit risk management systems and an increased proportion of real estate loans.

At September 30, 1999, delinquencies were $393.1 million compared to $352.7 million at September 30, 1998. The higher delinquencies reflected the continued maturing of purchased real estate loan portfolios and general economic conditions. The following table shows delinquency ratios by type of finance receivable:

                                           September 30,
                                           1999     1998

Real estate loans                          3.28%    3.07%
Non-real estate loans                      5.43     5.71
  Total loans                              3.94     4.04
Retail sales finance                       1.97     2.26
  Total delinquency ratio                  3.67     3.75


At September 30, 1999, the allowance for finance receivable losses was $386.2 million compared to $365.2 million at September 30, 1998. The allowance ratio at September 30, 1999 was 3.80% compared to 4.15% at September 30, 1998. The Company maintains the allowance for finance receivable losses at a level based on periodic evaluation of the finance receivable portfolio, which reflects an amount that, in management's opinion, is adequate to absorb anticipated losses in the existing portfolio.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses increased $3.0 million, or 14%, for the three months ended September 30, 1999 and decreased $1.4 million, or 2%, for the nine months ended September 30, 1999 when compared to the same periods in 1998. The increase in insurance benefits and losses for the three months ended September 30, 1999 was due to increases in provision for future benefits and claims. Provision for future benefits increased $2.8 million for the three months ended September 30, 1999 due to increased sales of non-credit insurance products. Claims increased $.2 million for the three months ended September 30, 1999 primarily due to unfavorable loss experience in third quarter 1999. The decrease in insurance benefits and losses for the nine months ended September 30, 1999 was due to lower claims, partially offset by higher provision for future
benefits.   Claims decreased $5.8 million for the nine months ended
September 30, 1999 primarily due to favorable loss experience on credit insurance. Provision for future benefits increased $4.4 million for the nine months ended September 30, 1999 due to increased sales of non-credit insurance products.


Provision for Income Taxes

The provision for income taxes increased $4.5 million, or 17%, for the three months ended September 30, 1999 and $10.7 million, or 13%, for the nine months ended September 30, 1999 when compared to the same periods in 1998. The increase in provision for income taxes for the three months ended September 30, 1999 was due to higher taxable income and effective tax rate. The increase for the nine months ended September 30, 1999 was due to higher taxable income, partially offset by lower effective tax rate.
The effective tax rate was 36.41% for the three and nine months ended September 30, 1999 compared to 35.76% and 37.13%, respectively, for the same periods in 1998.


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



                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

See Note 8. of the Notes to Condensed Consolidated Financial Statements in
Part I of this Form 10-Q.



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12)  Computation of Ratio of Earnings to Fixed Charges.
     (27)  Financial Data Schedule.


(b)  Reports on Form 8-K.

     Current Report on Form 8-K dated August 19, 1999, with respect to a voluntary petition filed by A.G. Financial Service Center, Inc. to reorganize under Chapter 11 of the United States Bankruptcy Code.

                                Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN GENERAL FINANCE, INC.
                                       (Registrant)



Date: November 12, 1999       By /s/ Robert A. Cole
                                     Robert A. Cole
                                 Senior Vice President and Chief
                                   Financial Officer
                                 (Duly Authorized Officer and Principal
                                   Financial Officer)

                              Exhibit Index


      Exhibits                                                   Page

(12)  Computation of Ratio of Earnings to Fixed Charges.          23

(27)  Financial Data Schedule.                                    24