Form 10-K
period 1999-12-31
AMERICAN GENERAL FINANCE INC
filed 2000-03-21
CIK 25600

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K


  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1999

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

At March 21, 2000, no common stock of the registrant was held by a non-affiliate.

At March 21, 2000, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                               TABLE OF CONTENTS




           Item                                                    Page

Part I      1.  Business . . . . . . . . . . . . . . . . . . . . . .  3

            2.  Properties . . . . . . . . . . . . . . . . . . . . . 16

            3.  Legal Proceedings  . . . . . . . . . . . . . . . . . 17

            4.  Submission of Matters to a Vote of Security
                  Holders  . . . . . . . . . . . . . . . . . . . . .  *

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

                                 PART I

Item 1.  Business.

                                 GENERAL

American General Finance, Inc. will be referred to in this document as "AGFI" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". AGFI was incorporated in Indiana in 1974 to become the parent holding company of American General Finance Corporation (AGFC). AGFC was incorporated in Indiana in 1927 as successor to a business started in 1920. Since 1982, AGFI has been a direct or indirect wholly-owned subsidiary of American General Corporation (American General), a leading provider of retirement services, life insurance, consumer loans, and investments to 12 million customers. American General, a Texas corporation headquartered in Houston, is the successor to American General Insurance Company, an insurance company incorporated in Texas in 1926.

AGFI is a financial services holding company whose principal subsidiary is AGFC. AGFC is also a financial services holding company with subsidiaries engaged primarily in the consumer finance and credit insurance business.
We conduct the credit insurance business to supplement our consumer finance business through Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite), which are both subsidiaries of AGFC.

In May 1999, we acquired Standard Pacific Savings, F.A. from Standard Pacific Corporation and renamed the institution American General Bank, FSB (AG Bank). AG Bank currently operates as a traditional thrift, whose products include deposit and savings accounts, residential mortgage and home equity loans, and private label services.

At December 31, 1999, the Company had 1,347 offices in 40 states, Puerto Rico, and the U.S. Virgin Islands and approximately 7,700 employees. Our executive offices are located in Evansville, Indiana.


Selected Financial Information

The following table shows selected financial information of the Company:

                                        Years Ended December 31,
                                    1999          1998         1997
                                         (dollars in thousands)

Average finance receivables net
  of unearned finance charges
  (average net receivables)      $10,008,809   $8,518,922   $7,522,841

Average borrowings                $9,205,119   $7,806,977   $7,123,397

Yield - finance charges as a
  percentage of average net
  receivables                         14.54%       15.90%       16.81%

Borrowing cost - interest
  expense as a percentage
  of average borrowings                6.23%        6.55%        6.80%

Item 1.  Continued


                                                 At or for the
                                           Years Ended December 31,
                                         1999        1998        1997

Interest spread - yield
  less borrowing cost                    8.31%       9.35%      10.01%

Insurance revenues as a
  percentage of average
  net receivables                        1.84%       2.07%       2.51%

Operating expenses as a
  percentage of average
  net receivables                        5.24%       5.93%       6.31%

Allowance ratio - allowance for
  finance receivable losses as
  a percentage of net finance
  receivables                            3.59%       3.96%       4.65%

Charge-off ratio - net charge-offs
  as a percentage of the average
  of net finance receivables at
  the beginning of each month
  during the period                      2.08%       2.60%       3.60%

Charge-off coverage ratio -
  allowance for finance receivable
  losses as a percentage of net
  charge-offs                             191%        174%        138%

Delinquency ratio - finance
  receivables 60 days or more
  past due as a percentage
  of related receivables                 3.46%       3.75%       3.60%

Return on average assets                 1.56%       1.88%       1.42%

Return on average equity                12.03%      13.96%      10.49%

Ratio of earnings to fixed charges
  (refer to Exhibit 12 for
  calculations)                          1.48        1.56        1.41

Debt to tangible equity ratio -
  debt to equity less goodwill
  and net unrealized gains or
  losses on investment securities        7.64        7.46        7.52

Debt to equity ratio                     6.68        5.89        5.75

Item 1.  Continued


                       CONSUMER FINANCE OPERATIONS

The Company makes loans directly to individuals, acquires real estate loans made by brokers and other real estate lenders, purchases retail sales contract obligations of individuals, and offers revolving retail and private label services. We conduct our lending and retail operations through our consumer branch and centralized real estate segments. See Note
21. of the Notes to Consolidated Financial Statements in Item 8. for further information on the Company's segments.

In our loan operations, we make home equity loans, originate secured and unsecured consumer loans, and acquire real estate loans from mortgage brokers and other real estate lenders. We generally take a security interest in the real property and/or personal property of the borrower.
At December 31, 1999, real estate loans accounted for 64% of the amount and 8% of the number of net finance receivables outstanding, compared to 60% of the amount and 8% of the number of net finance receivables outstanding at December 31, 1998. Real estate loans are secured by first and second mortgages and generally have maximum original terms of 360 months. Non-real estate loans are secured by consumer goods, automobiles, or other chattel security or are unsecured and generally have maximum original terms of 60 months.

In our retail operations, we purchase retail sales contracts arising from the retail sale of consumer goods and services, and provide revolving retail and private label services for various business entities. Retail sales contracts are closed-end accounts that consist of a single purchase. Revolving retail and private label are open-end revolving accounts that can be used for repeated purchases. Retail sales contracts are secured by the real property or personal property giving rise to the contract and generally have maximum original terms of 60 months. Revolving retail and private label are secured by purchase money security interests in the goods purchased and generally require minimum monthly payments based on outstanding balances.

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

The following table shows the amount, number, and average size of finance receivables originated and renewed by type of finance receivable (retail sales contracts, revolving retail, and private label comprise retail sales finance) and the net purchased amount:

                                        Years Ended December 31,
                                     1999         1998         1997
Amount (in thousands):

  Real estate loans               $1,945,181   $1,766,041   $1,584,101
  Non-real estate loans            2,557,486    2,394,623    2,437,266
  Retail sales finance             1,705,635    1,629,258    1,456,352

  Total originated and renewed     6,208,302    5,789,922    5,477,719
  Net purchased                    1,727,382    1,920,701      598,608

Total originated, renewed,
  and purchased                   $7,935,684   $7,710,623   $6,076,327


Number:

  Real estate loans                   56,933       58,219       59,927
  Non-real estate loans              851,798      885,212      906,756
  Retail sales finance               995,152    1,010,225      968,881

Total                              1,903,883    1,953,656    1,935,564


Average size (to nearest dollar):

  Real estate loans                  $34,166      $30,334      $26,434
  Non-real estate loans                3,002        2,705        2,688
  Retail sales finance                 1,714        1,613        1,503

Item 1.  Continued


The following table shows the amount, number, and average size of finance receivables by type of finance receivable:

                                             December 31,
                                  1999           1998          1997

Amount (in thousands):

  Real estate loans            $ 7,104,227   $ 5,757,185   $ 4,155,167
  Non-real estate loans          2,576,081     2,560,565     2,554,888
  Retail sales finance           1,349,689     1,339,367     1,301,133

Total                          $11,029,997   $ 9,657,117   $ 8,011,188


Number:

  Real estate loans                181,484       169,314       163,119
  Non-real estate loans            998,150     1,088,584     1,132,039
  Retail sales finance             957,841       993,233     1,065,280

Total                            2,137,475     2,251,131     2,360,438


Average size (to nearest dollar):

  Real estate loans                $39,145       $34,003       $25,473
  Non-real estate loans              2,581         2,352         2,257
  Retail sales finance               1,409         1,348         1,221


Geographic Distribution

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

                                       December 31,
                      1999                 1998                 1997
                 Amount  Percent      Amount  Percent      Amount  Percent
                                  (dollars in thousands)

California      $ 1,562,183   14%    $ 1,461,438   15%    $   842,690   11%
N. Carolina         811,625    7         728,801    7         696,261    9
Florida             671,970    6         574,693    6         518,837    7
Illinois            659,674    6         593,789    6         434,029    5
Ohio                644,804    6         559,964    6         465,489    6
Indiana             560,887    5         502,653    5         438,369    5
Virginia            430,687    4         367,995    4         356,928    4
Georgia             427,523    4         351,347    4         310,485    4
Other             5,260,644   48       4,516,437   47       3,948,100   49

                $11,029,997  100%    $ 9,657,117  100%    $ 8,011,188  100%

Item 1.  Continued


Average Net Receivables and Yield

We recognize finance charges as revenue on the accrual basis using the interest method. We stop accruing revenue when the fourth contractual payment becomes past due for loans, retail sales contracts, and revolving retail and when the sixth contractual payment becomes past due for private label. Extension fees, late charges, and prepayment penalties are recognized as revenue when received.

We defer the costs to originate certain finance receivables and the revenue from nonrefundable points and fees on loans. We include deferred origination costs and nonrefundable points and fees in finance receivables and amortize them to revenue on the accrual basis using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience. If a finance receivable liquidates before amortization is completed, we charge or credit any unamortized costs or points and fees to revenue at the date of liquidation.

The following table shows average net receivables and yield by type of finance receivable:
                                       Years Ended December 31,
                                  1999           1998          1997
                                         (dollars in thousands)

Real estate loans:
  Average net receivables      $ 6,227,580   $ 4,681,038   $ 3,711,444
  Yield                             11.59%        12.90%        13.71%

Non-real estate loans:
  Average net receivables      $ 2,509,412   $ 2,532,267   $ 2,542,651
  Yield                             21.96%        22.02%        21.84%

Total loans:
  Average net receivables      $ 8,736,992   $ 7,213,305   $ 6,254,095
  Yield                             14.57%        16.10%        17.02%

Retail sales finance:
  Average net receivables      $ 1,271,817   $ 1,305,617   $ 1,268,746
  Yield                             14.35%        14.78%        15.80%

Total:
  Average net receivables      $10,008,809   $ 8,518,922   $ 7,522,841
  Yield                             14.54%        15.90%        16.81%


See Management's Discussion and Analysis in Item 7. for information on the trends in yield.


Finance Receivable Credit Quality Information

Our policy is to charge off each month non-real estate loans on which little or no collections were made in the prior six months, retail sales contracts that are six installments past due, and revolving retail and private label accounts that are 180 days past due. We start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and we have obtained title to the property, the real estate is established as an asset valued at fair

Item 1.  Continued


value, and any loan amount in excess of that value is charged off. We occasionally extend the charge-off period for individual accounts when, in our opinion, such treatment is warranted.

The following table shows finance receivable loss experience by type of finance receivable:

                                         Years Ended December 31,
                                     1999          1998          1997
                                          (dollars in thousands)
Real estate loans:
  Net charge-offs                   $ 38,364     $ 32,843     $ 32,240
  Charge-off ratio                      .62%         .71%         .87%

Non-real estate loans:
  Net charge-offs                   $134,070     $144,382     $182,371
  Charge-off ratio                     5.34%        5.70%        7.15%

Total loans:
  Net charge-offs                   $172,434     $177,225     $214,611
  Charge-off ratio                     1.99%        2.48%        3.44%

Retail sales finance:
  Net charge-offs                   $ 34,198     $ 42,365     $ 55,872
  Charge-off ratio                     2.69%        3.25%        4.40%

Total:
  Net charge-offs                   $206,632     $219,590     $270,483
  Charge-off ratio                     2.08%        2.60%        3.60%


The following table shows delinquency (finance receivables 60 days or more past due including unearned finance charges and excluding deferred origination costs, a fair value adjustment on finance receivables, and accrued interest) based on contract terms in effect by type of finance receivable:

                                               December 31,
                                      1999         1998         1997
                                          (dollars in thousands)
Real estate loans:
  Delinquency                       $214,013     $189,474     $108,277
  Delinquency ratio                    3.02%        3.28%        2.56%

Non-real estate loans:
  Delinquency                       $156,325     $159,027     $163,942
  Delinquency ratio                    5.37%        5.48%        5.72%

Total loans:
  Delinquency                       $370,338     $348,501     $272,219
  Delinquency ratio                    3.70%        4.02%        3.84%

Retail sales finance:
  Delinquency                       $ 28,672     $ 35,236     $ 37,504
  Delinquency ratio                    1.85%        2.26%        2.46%

Total:
  Delinquency                       $399,010     $383,737     $309,723
  Delinquency ratio                    3.46%        3.75%        3.60%

Item 1.  Continued


We maintain the allowance for finance receivable losses at a level that we consider adequate to absorb anticipated losses in our existing portfolio. We periodically evaluate the portfolio as a group and consider numerous factors in estimating the anticipated finance receivable losses, including current economic conditions, prior finance receivable loss and delinquency experience, and the composition of our finance receivable portfolio.

The following table shows changes in the allowance for finance receivable losses:

                                              At or for the
                                         Years Ended December 31,
                                       1999        1998        1997
                                          (dollars in thousands)

Balance at beginning of year         $382,450    $372,653    $395,153
Provision for finance receivable
  losses                              206,632     212,090     247,983
Allowance related to acquired
  receivables                          13,176      17,297        -
Charge-offs, net of recoveries       (206,632)   (219,590)   (270,483)

Balance at end of year               $395,626    $382,450    $372,653

Allowance ratio                         3.59%       3.96%       4.65%


See Management's Discussion and Analysis in Item 7. for further information on finance receivable loss and delinquency experience and the related allowance for finance receivable losses.


Sources of Funds

We fund our consumer finance operations principally through net cash flows from operating activities, issuances of long-term debt, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, acceptance of bank demand and time deposits, and capital contributions from American General.

Item 1.  Continued


Average Borrowings and Borrowing Cost

The following table shows average borrowings and interest expense as a percentage of average borrowings by type of debt:

                                       Years Ended December 31,
                                   1999          1998          1997
                                        (dollars in thousands)
Long-term debt:
  Average borrowings            $5,431,257    $4,327,990    $4,100,324
  Borrowing cost                     6.61%         6.95%         7.32%

Short-term debt:
  Average borrowings            $3,749,160    $3,476,910    $3,019,808
  Borrowing cost                     5.70%         6.06%         6.10%

Deposits:
  Average borrowings            $   24,702    $    2,077    $    3,265
  Borrowing cost                     5.19%         5.67%         5.73%

Total:
  Average borrowings            $9,205,119    $7,806,977    $7,123,397
  Borrowing cost                     6.23%         6.55%         6.80%

The Company's use of interest rate swap agreements, the effect of which is included in short-term borrowing cost above, is described in Note 11. of the Notes to Consolidated Financial Statements in Item 8.


Contractual Maturities

Contractual maturities of net finance receivables and debt at December 31, 1999 were as follows:
                                    Net Finance
                                    Receivables            Debt
                                        (dollars in thousands)
Due in:
  2000                              $ 1,172,210        $ 5,771,273
  2001                                1,408,590          1,269,408
  2002                                1,037,910          1,080,061
  2003                                  619,228          1,040,111
  2004                                  386,273            275,702
  2005 and thereafter                 6,405,786            770,074

  Total                             $11,029,997        $10,206,629


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

Yosemite is a property and casualty insurance company formerly domiciled in California, redomiciled in Indiana effective December 29, 1998, and licensed in 41 states. Yosemite principally writes or assumes credit-related property and casualty coverages.

Both Merit and Yosemite market their products through our consumer branch and centralized real estate segments. The credit life insurance policies insure the life of the borrower in an amount typically equal to the unpaid balance of the finance receivable and provide for payment in full to the lender of the finance receivable in the event of death. The credit accident and health insurance policies provide for the payment to the lender of the installments on the finance receivable coming due during a period of disability due to illness or injury. The credit-related property and casualty insurance policies are written to protect the lender's interest in property pledged as security for the finance receivable and provide for the payment to the lender of the installments on the finance receivable coming due during a period of unemployment. The purchase by the borrower of credit life, credit accident and health, and credit-related property and casualty insurance is voluntary with the exception of lender-placed property damage coverage for automobiles, large equipment, dwellings, and real estate pledged as collateral. In these instances, property damage coverage is provided under the terms of the lending agreement if the borrower does not provide evidence of coverage with another insurance carrier. The non-credit insurance policies are primarily ordinary life level term coverage. The purchase of this coverage is voluntary. Premiums for insurance products are most often financed as part of the finance receivable but may be paid in cash to the insurer.

Merit and Yosemite have entered into reinsurance agreements with other insurance companies, including certain other American General subsidiaries, for assumption of various annuities and non-credit, group, credit life, credit accident and health, and credit-related property and casualty insurance on a coinsurance basis. The reserves attributable to this business fluctuate over time and in certain instances are subject to recapture by the ceding company. At December 31, 1999, reserves on the books of Merit and Yosemite attributable to these reinsurance agreements totaled $127.7 million.

See Note 21. of the Notes to Consolidated Financial Statements in Item 8. for further information on the Company's insurance business segment.

Item 1.  Continued


The following table shows information concerning our insurance operations:

                                              At or for the
                                         Years Ended December 31,
                                       1999        1998        1997
                                          (dollars in thousands)
Life Insurance in Force

Credit life                         $2,709,962  $2,459,818  $2,387,084
Non-credit life                      3,355,547   3,618,052   3,910,534

Total                               $6,065,509  $6,077,870  $6,297,618


Premiums Earned

Credit insurance premiums earned:
    Credit life                     $   34,760  $   32,289  $   33,269
    Credit accident and health          43,237      42,261      45,687
    Property and casualty               49,026      49,403      54,292
Other insurance premiums earned:
    Non-credit life                     46,333      42,981      46,190
    Non-credit accident and health       4,541         702        -
    Premiums assumed under
      coinsurance agreements             3,340       4,355       5,177

Total                               $  181,237  $  171,991  $  184,615


Premiums Written

Credit insurance premiums
  written:
    Credit life                     $   42,114  $   35,695  $   28,057
    Credit accident and health          52,910      42,452      39,401
    Property and casualty               49,846      47,324      47,029
Other insurance premiums written:
    Non-credit life                     46,333      42,981      46,190
    Non-credit accident and health       4,541         702        -
    Premiums assumed under
      coinsurance agreements             3,340       4,355       5,177

Total                               $  199,084  $  173,509  $  165,854


Losses Incurred

Credit insurance losses incurred:
    Credit life                     $   16,240  $   14,775  $   17,465
    Credit accident and health          22,370      21,094      20,292
    Property and casualty               13,112      20,187      23,009
Other insurance losses incurred:
    Non-credit life                     20,746      16,999      21,279
    Non-credit accident and health       2,724         409        -
    Losses incurred under
      coinsurance agreements            11,442      11,223      11,402

Total                               $   86,634  $   84,687  $   93,447

Item 1.  Continued


Investments and Investment Results

The following table shows the investment results of the insurance operations:

                                       Years Ended December 31,
                                    1999         1998         1997
                                         (dollars in thousands)

Net investment revenue (a)       $   74,732   $   74,421   $   67,837

Average invested assets (b)      $1,056,183   $  983,439   $  924,411

Adjusted portfolio yield (c)          7.35%        7.88%        8.07%

Net realized gains (losses)
  on investments (d)             $   (1,564)  $     (693)  $    1,071


(a) Net investment revenue is after deducting investment expense but before net realized gains or losses on investments and provision for income taxes.

(b) Average invested assets excludes the effect of Statement of Financial Accounting Standards 115.

(c) Adjusted portfolio yield is calculated based upon the definitions of net investment revenue and average invested assets listed in (a) and (b) above and also includes an adjustment for tax-exempt investments in 1997.

(d) Includes net realized gains or losses on investment securities and other invested assets before provision for income taxes.


See Note 6. of the Notes to Consolidated Financial Statements in Item 8. for information regarding investment securities for all operations of the Company.


                               REGULATION

Consumer Finance

The Company is subject to various federal regulations, including the Federal Consumer Credit Protection Act (governing disclosure of applicable charges and other finance receivable terms), the Equal Credit Opportunity Act (prohibiting discrimination against credit-worthy applicants), the Fair Credit Reporting Act (governing the accuracy and use of credit bureau reports), the Real Estate Settlement Procedures Act (regulating certain loans secured by real estate), the Truth in Lending Act (requiring uniform disclosure of the cost of credit), the Federal Fair Debt Collection Practices Act (regulating debt collection activity in certain instances), the Federal Trade Commission Act and the Federal Reserve Board's Regulations B, Z and AA. In most states, federal law preempts state law restrictions on interest rates and terms for first lien residential mortgage loans and for residential mortgage loans made under the federal Alternative Mortgage Transactions Parity Act. We make residential mortgage loans under the provisions of these federal laws.

Item 1.  Continued


Various state laws also regulate our consumer lending and retail sales financing businesses. The degree and nature of such regulation vary from state to state. The laws under which a substantial amount of our business is conducted: (1) provide for state licensing of lenders; (2) impose maximum term, amount, interest rate, and other charge limitations; and (3) enumerate whether and under what circumstances insurance and other ancillary products may be sold in connection with a lending transaction. Certain of these laws prohibit the taking of liens on real estate for loans of small dollar amounts, except liens resulting from judgments. These state laws also may require contract disclosures in addition to those required under Federal law and may limit remedies available in the event of default by an obligor on the credit. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions where applicable.

As an insured depository institution, AG Bank is subject to the examination, regulation and supervision of the Office of Thrift Supervision (the "OTS"). AG Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation.


Insurance

State authorities regulate and supervise our insurance subsidiaries. The extent of such regulation varies but relates primarily to conduct of business, types of products offered, standards of solvency, payment of dividends and other transactions with related parties, licensing, deposits of securities for the benefit of policyholders, approval of policy forms and premium rates, periodic examination of the affairs of insurers, form and content of required financial reports, and establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. Substantially all of the states in which we operate regulate the rates of premiums charged for credit life and credit accident and health insurance. State insurance laws and regulations also prescribe the nature, quality and percentage of various types of investments which our insurance subsidiaries may make.

Item 1.  Continued


                               COMPETITION

Consumer Finance

The consumer finance business is highly competitive due to the large number of companies offering financial products and services, the sophistication of those products, technological improvements, and more rapid communication. We compete with other consumer finance companies and other types of financial institutions that offer similar products and services, including, but not limited to, industrial banks, industrial loan companies, mortgage banks, commercial banks, sales finance companies, savings and loan associations, federal savings banks, and credit unions. The availability of the Internet as a distribution channel for financial products and services is making the consumer finance industry more competitive by allowing many non-financial institution e-commerce companies to promote or advertise the products and services of financial institutions.


Insurance

Our insurance operations supplement our consumer finance operations. As such, competition for the insurance operations is relatively limited.



Item 2.  Properties.


The Company's investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. AGFI and certain of its subsidiaries own real estate upon which AGFI and its subsidiaries conduct business. We generally conduct branch office operations in leased premises. Lease terms ordinarily range from three to five years.

The Company's exposure to environmental regulation arises from our ownership of such properties and properties obtained through foreclosure. We monitor properties for compliance with federal and local environmental guidelines. We estimate that potential costs related to any environmental clean-up are immaterial.

Item 3.  Legal Proceedings.


Satellite Dish Litigation

In the mid-1990's, one of our subsidiaries, A.G. Financial Service Center, Inc. (Financial Service Center), formerly named American General Financial Center, provided financing for satellite dishes sold by independent unaffiliated dealers. On May 18, 1999, the Chancery Court of the First Judicial District of Jones County, Mississippi in a case captioned Clayton
D. Smith, et al. v. Delta TV Corporation, Don Acy, US Electronics, American General Financial Center, Civil Action No. 96-0254 (the Clayton Smith matter), rendered a judgment awarding approximately $500,000 in compensatory damages and $167 million in punitive damages against Financial Service Center. The lawsuit was filed on November 15, 1996, by 29 individuals who had each purchased a satellite dish. Financial Service Center, together with certain other American General companies, currently are named as defendants in other pending cases involving the financing of satellite dishes.

In August 1999, Financial Service Center filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana. The decision to reorganize was necessitated by the judgment rendered against Financial Service Center by the Mississippi state court. The filing for reorganization under Chapter 11 is limited to Financial Service Center and was intended to provide a fair and orderly process for managing the claims against Financial Service Center. Prior to the bankruptcy filing, Financial Service Center had assets of approximately $7 million.

In January 2000, settlement agreements were entered into in connection with the Clayton Smith matter and other pending cases relating to satellite dish financing. Accordingly, we recorded a charge of $57.0 million ($36.2 million aftertax) in fourth quarter 1999 to cover the proposed settlements and other litigation. Resolution of the satellite dish litigation is dependent upon a number of factors, including the bankruptcy court's approval of Financial Service Center's plan of reorganization. If court approvals are obtained and appeals are not taken, we expect that the settlements will be final in third quarter 2000.


Other

AGFI and certain of its subsidiaries are parties to various other lawsuits and proceedings, including certain class action claims, arising in the ordinary course of business. In addition, many of these claims arise in jurisdictions, such as Alabama and Mississippi, that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given suit.

                                 PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.


No trading market exists for AGFI's common stock because American General owns all of AGFI's common stock. AGFI declared the following cash dividends on its common stock:

Quarter Ended                1999          1998
                           (dollars in thousands)

March 31                   $ 41,001      $ 31,600
June 30                      93,003          -
September 30                 29,996          -
December 31                    -             -

                           $164,000      $ 31,600


See Management's Discussion and Analysis in Item 7., and Note 15. of the Notes to Consolidated Financial Statements in Item 8., regarding limitations on the ability of AGFI and its subsidiaries to pay dividends.



Item 6.  Selected Financial Data.


The following selected financial data are taken from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and related notes in Item 8., Management's Discussion and Analysis in Item 7., and other financial information in Item 1.

                            At or for the Years Ended December 31,
                    1999         1998        1997        1996         1995
                                    (dollars in thousands)

Total revenues   $ 1,731,602  $ 1,609,105  $1,524,105  $1,724,948  $1,791,494

Net income (a)       179,734      187,359     129,433      34,146      85,655

Total assets      12,635,307   11,172,923   9,289,500   9,563,696   9,561,350

Long-term debt     5,716,991    5,176,965   4,011,457   4,498,530   4,979,883


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



                      LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sources of funds include operations, issuances of long-term debt, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, and acceptance of bank demand and time deposits. American General has also contributed capital to the Company when needed for finance receivable growth or other circumstances.

The following table shows principal sources and uses of cash flow:

                                          Years Ended December 31,
                                        1999        1998        1997
                                            (dollars in millions)
Principal sources of cash flow:

  Operations                          $  493.8    $  438.6    $  516.1
  Net issuance of debt                 1,294.4     1,592.7          -
  Capital contributions                   54.0        79.0        46.5
  Sale of non-strategic assets              -           -        732.5
  Net collections on assets held
    for sale                                -           -         61.3

  Principal sources of cash flow      $1,842.2    $2,110.3    $1,356.4


Principal uses of cash flow:

  Net originations and purchases
    of finance receivables            $1,551.4    $1,814.2    $  692.9
  Dividends paid                         164.0        31.6       126.5
  Increase in premiums on finance
    receivables purchased and
    deferred charges                      54.6       122.9        42.1
  Net repayment of debt                     -           -        366.0
  Repurchase of securitized
    finance receivables                     -           -        100.0

  Principal uses of cash flow         $1,770.0    $1,968.7    $1,327.5


Management believes that the overall sources of liquidity available to the Company will continue to be sufficient to satisfy its foreseeable financial obligations and operational requirements.

Item 7.  Continued


Capital Resources
                                                December 31,
                                           1999             1998
                                           (dollars in millions)

Long-term debt                           $ 5,717.0       $ 5,177.0
Short-term debt                            4,457.5         3,683.6
Deposits                                      32.1             1.9

Total debt                                10,206.6         8,862.5
Equity                                     1,527.3         1,503.4

Total capital                            $11,733.9       $10,365.9

Net finance receivables                  $11,030.0       $ 9,657.1
Debt to tangible equity ratio                 7.64            7.46


Our capital requirements vary directly with the level of net finance receivables. The mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding.

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC obtains most of the Company's fixed-rate debt through issuances of medium-term notes and underwritten debt offerings with maturities generally ranging from two to ten years. AGFC and one of its subsidiaries obtain most of our floating-rate debt through sales of commercial paper. Commercial paper, with maturities ranging from 1 to 270 days, is sold directly to banks, insurance companies, corporations, and other institutional investors. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days.

AGFI has paid dividends to (or received capital contributions from) American General to manage our leverage of debt to tangible equity (equity less goodwill and net unrealized gains or losses on investment securities) to 7.50 to 1. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. An AGFC financing agreement limits the amount of dividends AGFC may pay. See Note 15. of the Notes to Consolidated Financial Statements in
Item 8. for information on dividend restrictions.


Credit Ratings

AGFC's debt and commercial paper ratings facilitate its access to capital markets. On February 18, 2000, AGFC's ratings were as follows:

                          Long-term Debt      Commercial Paper

Duff & Phelps             A+  (Average)       D-1+  (Highest)
Fitch                          -              F-1+  (Highest)
Moody's                   A2  (Favorable)     P-1   (Highest)
Standard & Poor's         A+  (Strong)        A-1   (Strong)

Item 7.  Continued


Liquidity Facilities

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 1999, credit facilities, including facilities shared with American General, totaled $5.9 billion, with remaining availability of $5.7 billion. See Note 10. of the Notes to Consolidated Financial Statements in Item 8. for additional information on credit facilities.

A subsidiary of AGFI arranges interim financing for third-party mortgage originators through a purchase facility. At December 31, 1999, this facility totaled $250.0 million and had no remaining availability.


Securitization

In April 1997, we repurchased $100.0 million of private label and credit card finance receivables that previously had been sold through securitization. No gain or loss resulted from this transaction. The repurchased credit card finance receivables were subsequently offered for sale along with the Company's other credit card finance receivables. See
Note 17. of the Notes to Consolidated Financial Statements in Item 8. for additional information on the sale of non-strategic assets.

The Company may securitize a portion of our finance receivable portfolio in the future as an additional source of funds for finance receivable growth.


                      ANALYSIS OF OPERATING RESULTS

Net Income
                                         Years Ended December 31,
                                       1999        1998        1997
                                          (dollars in millions)

Net income                            $179.7      $187.4      $129.4
Return on average assets               1.56%       1.88%       1.42%
Return on average equity              12.03%      13.96%      10.49%
Ratio of earnings to fixed charges     1.48x       1.56x       1.41x


Net income decreased $7.7 million, or 4%, for 1999 and increased $58.0 million, or 45%, for 1998 when compared to the respective previous year. See Note 21. of the Notes to Consolidated Financial Statements for information on the results of the Company's business segments.

The decrease in net income for 1999 when compared to 1998 reflected a non-recurring charge of $57.0 million ($36.2 million aftertax) for the settlement of satellite dish and other related litigation. See Legal Proceedings in Item 3. and Note 16. of the Notes to Consolidated Financial Statements in Item 8. for further information on the satellite dish litigation. Without this non-recurring charge, net income for 1999 would have been $215.9 million, an increase of $28.5 million, or 15%, from 1998.

Item 7.  Continued


During the past three years, we improved credit quality results through extensive use of our credit risk management systems and the shift toward a higher percentage of real estate loans. At December 31, 1999, real estate loans accounted for 64% of total net finance receivables outstanding compared to 60% at December 31, 1998 and 52% at December 31, 1997.

Factors that specifically affected the Company's operating results are as follows:


Finance Charges
                                       Years Ended December 31,
                                     1999        1998        1997
                                        (dollars in millions)

Finance charges                   $ 1,455.5   $ 1,354.2    $ 1,264.8
Average net receivables           $10,008.8   $ 8,518.9    $ 7,522.8
Yield                                14.54%      15.90%       16.81%


Finance charges increased $101.3 million, or 7%, for 1999 and $89.4 million, or 7%, for 1998 when compared to the respective previous year due to higher average net receivables, partially offset by lower yield.

Average net receivables increased $1.5 billion, or 17%, during 1999 and $996.1 million, or 13%, during 1998 when compared to the respective previous year primarily due to growth in real estate loans. Yield decreased 136 basis points during 1999 and 91 basis points during 1998 when compared to the respective previous year reflecting the larger proportion of finance receivables that are real estate loans, which generally have lower yields, and a decline in real estate loan yield.


Insurance Revenues
                                         Years Ended December 31,
                                       1999        1998        1997
                                          (dollars in millions)

Insurance revenues                    $184.5      $176.0      $188.6
Premiums earned                       $181.2      $172.0      $184.6
Insurance revenues as a
  percentage of average
  net receivables                      1.84%       2.07%       2.51%


Insurance revenues increased $8.5 million, or 5%, for 1999 and decreased $12.6 million, or 7%, for 1998 when compared to the respective previous year.

The increase in insurance revenues for 1999 when compared to 1998 was primarily due to higher earned premiums. Earned premiums increased primarily due to higher related loan volume during 1998 and 1999.

The decrease in insurance revenues for 1998 when compared to 1997 was primarily due to lower earned premiums. Earned premiums decreased primarily due to lower related loan volume during 1996 and the first three quarters of 1997.

Item 7.  Continued


The decreases in insurance revenues as a percentage of average net receivables in 1999 and 1998 reflect a higher proportion of finance receivables that are real estate loans, including purchased real estate loans, where the opportunity to sell insurance products is limited.


Other Revenues
                                        Years Ended December 31,
                                      1999        1998        1997
                                         (dollars in millions)

Other revenues                      $   91.6    $   79.0    $   70.7
Investment revenue                  $   80.3    $   75.9    $   70.1
Net realized gains (losses)
  on investments                    $   (1.6)   $   (0.7)   $    1.1
Average invested assets             $1,056.2    $  983.4    $  924.4
Adjusted portfolio yield               7.35%       7.88%       8.07%


Other revenues increased $12.6 million, or 16%, for 1999 and $8.3 million, or 12%, for 1998 when compared to the respective previous year.

The increase in other revenues for 1999 when compared to 1998 was primarily due to increases in investment revenue and mortgage set-up/warehousing fees. The increase in investment revenue reflected growth in average invested assets for the insurance operations of $72.8 million, partially offset by a decline in adjusted portfolio yield of 53 basis points and higher realized losses on investments.

The increase in other revenues for 1998 when compared to 1997 was primarily due to an increase in investment revenue reflecting growth in average invested assets for the insurance operations of $59.0 million, partially offset by realized losses in 1998 compared to realized gains in 1997 and a decline in adjusted portfolio yield of 19 basis points.

The increases in average invested assets in 1999 and 1998 reflect reinvestment of insurance operations cash flows. The decreases in adjusted portfolio yield in 1999 and 1998 reflect market conditions.


Interest Expense
                                        Years Ended December 31,
                                      1999        1998        1997
                                         (dollars in millions)

Interest expense                    $  573.8    $  511.6    $  461.3
Average borrowings                  $9,205.1    $7,807.0    $7,123.4
Borrowing cost                         6.23%       6.55%       6.80%


Interest expense increased $62.2 million, or 12%, for 1999 and $50.3 million, or 11%, for 1998 when compared to the respective previous year due to higher average borrowings, partially offset by lower borrowing cost.

Average borrowings increased $1.4 billion, or 18%, during 1999 and $683.6 million, or 10%, during 1998 when compared to the respective previous year primarily to support finance receivable growth. Borrowing cost decreased 32 basis points during 1999 and 25 basis points during 1998 when compared

Item 7.  Continued


to the respective previous year due to lower average issuance rates on both long-term and short-term debt and the maturity of long-term debt with higher rates.


Operating Expenses
                                         Years Ended December 31,
                                       1999        1998        1997
                                          (dollars in millions)

Operating expenses                    $524.8      $505.2      $474.8
Operating expenses as a
  percentage of average
  net receivables                      5.24%       5.93%       6.31%


Operating expenses increased $19.6 million, or 4%, for 1999 and $30.4 million, or 6%, for 1998 when compared to the respective previous year, but less than the increases in average net receivables of 17% and 13%, respectively.

The increase in operating expenses for 1999 when compared to 1998 was primarily due to increases in salaries, litigation expenses, amortization of intangibles, and occupancy expenses, partially offset by higher deferred loan origination costs. The increase in salaries reflects the higher competitive compensation within the branch network, partially offset by a workforce reduction of approximately 400 positions during 1999 due to improved productivity. The increase in litigation expenses reflected the satellite dish and other related litigation. See Legal Proceedings in Item
3. and Note 16. of the Notes to Consolidated Financial Statements in Item
8. for further information on litigation.

The increase in operating expenses for 1998 when compared to 1997 was primarily due to increases in litigation expenses, salaries, and amortization of intangibles, partially offset by higher deferred loan origination costs. The increase in litigation expenses was primarily due to estimated settlements and costs of litigation in various Alabama and Mississippi cases. The increase in salaries reflected an increase in incentive program expenses, partially offset by a workforce reduction of approximately 400 positions during 1998 which included the effects of cost containment programs and the sale of the non-strategic assets during second quarter 1997.

The improvements in operating expenses as a percentage of average net receivables in 1999 and 1998 reflect operating efficiencies resulting from the higher proportion of finance receivables that are real estate loans.

Item 7.  Continued


Provision for Finance Receivable Losses

                                              At or for the
                                         Years Ended December 31,
                                       1999        1998        1997
                                          (dollars in millions)
Provision for finance
  receivable losses                   $206.6      $212.1      $248.0

Net charge-offs                       $206.6      $219.6      $270.5
Charge-off ratio                       2.08%       2.60%       3.60%
Charge-off coverage ratio               191%        174%        138%

60 day+ delinquency                   $399.0      $383.7      $309.7
Delinquency ratio                      3.46%       3.75%       3.60%

Allowance for finance
  receivable losses                   $395.6      $382.5      $372.7
Allowance ratio                        3.59%       3.96%       4.65%


Provision for finance receivable losses decreased $5.5 million, or 3%, for 1999 and $35.9 million, or 14%, for 1998 when compared to the respective previous year primarily due to decreases in net charge-offs.

The decrease in the charge-off ratio for 1999 and 1998 when compared to the respective previous year reflected the results of past and ongoing credit quality improvement efforts, including improved credit risk management systems and an increased proportion of real estate loans. In 1996, we initiated a fundamental change in our credit risk management focus, shifting to a more proactive process. We developed statistically-based risk scoring and prediction tools, implemented more extensive and ongoing analysis of performance data, and instituted early warning systems. As a result, we have improved our underwriting skills and our ability to identify problem loans and take effective corrective action.

The decrease in the delinquency ratio for 1999 when compared to 1998 reflected the continued improvement in credit quality and the increased proportion of real estate loans. The increase in the delinquency ratio for 1998 when compared to 1997 reflected the maturing of real estate loan portfolios purchased in prior periods and the effects of general economic conditions.

We maintain the allowance for finance receivable losses at a level based on periodic evaluation of our finance receivable portfolio which reflects an amount that, in our opinion, is adequate to absorb anticipated losses in our existing portfolio. The charge-off coverage ratio, which compares the allowance for finance receivable losses to net charge-offs, improved in both 1999 and 1998. In first quarter 2000, we expect to sell approximately $25.0 million of fully-reserved receivables. Our allowance ratio and charge-off coverage ratio would have been 3.37% and 179%, respectively, had this sale occurred at year-end 1999.

Item 7.  Continued


Loss on Non-strategic Assets

In fourth quarter 1996, we decided to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. We reclassified these receivables and an associated allowance for finance receivable losses of $70.0 million to assets held for sale at December 31, 1996, and we recognized a loss of $145.5 million ($93.5 million aftertax) to reduce the carrying amount of the assets held for sale to net realizable value. In June 1997, we sold the assets held for sale and $81.4 million of other private label finance receivables and recorded an additional loss of $42.2 million ($27.0 million aftertax) primarily to establish a liability for estimated future payments to the purchaser under a five-year loss sharing agreement. See Note 17. of the Notes to Consolidated Financial Statements in Item 8. for further information on the reclassification and subsequent sale of non-strategic assets.


Insurance Losses and Loss Adjustment Expenses

                                         Years Ended December 31,
                                       1999        1998       1997
                                          (dollars in millions)

Claims incurred                       $82.4       $86.5       $91.4
Change in benefit reserves              4.2        (1.8)        2.0

Insurance losses and loss
  adjustment expenses                 $86.6       $84.7       $93.4


Insurance losses and loss adjustment expenses increased $1.9 million, or 2%, for 1999 and decreased $8.7 million, or 9%, for 1998 when compared to the respective previous year.

The increase in insurance losses and loss adjustment expenses for 1999 when compared to 1998 was due to an increase in provision for future benefits, partially offset by a decrease in claims incurred. Provision for future benefits increased $6.0 million for 1999 due to increased sales of non-credit insurance products. Claims decreased $4.1 million for 1999 primarily due to favorable loss experience on credit insurance.

The decrease in insurance losses and loss adjustment expenses for 1998 when compared to 1997 was due to decreases in claims incurred and provision for future benefits. Claims decreased $4.9 million for 1998 primarily due to lower premiums written in 1997 and favorable loss experience on credit insurance. Provision for future benefits decreased $3.8 million for 1998 due to reduced sales of non-credit insurance products.

Item 7.  Continued


Provision for Income Taxes
                                         Years Ended December 31,
                                       1999        1998        1997
                                          (dollars in millions)

Provision for income taxes            $102.9      $108.2      $ 74.9
Pretax income                         $282.7      $295.6      $204.4
Effective income tax rate             36.41%      36.62%      36.66%


Provision for income taxes decreased $5.3 million, or 5%, for 1999 and increased $33.3 million, or 44%, for 1998 when compared to the respective previous year.

The decrease in provision for income taxes for 1999 when compared to 1998 reflected lower taxable income primarily due to a non-recurring charge of $57.0 million for the settlement of satellite dish and other related litigation. The increase in provision for income taxes for 1998 when compared to 1997 was primarily due to higher taxable income.



                     ANALYSIS OF FINANCIAL CONDITION

At December 31, 1999, the Company's assets were distributed as follows: 84% in net finance receivables, less allowance for finance receivable losses; 8% in investment securities; 7% in other assets; and 1% in cash and cash equivalents.


Asset Quality

We believe that our geographic diversification reduces the risk associated with a recession in any one region. In addition, 96% of our finance receivables at December 31, 1999 were secured by real property or personal property.

The allowance ratio decrease for 1999 reflects the action taken after management's review of the allowance adequacy. See Analysis of Operating Results for further information on allowance ratio, delinquency ratio, and charge-off ratio. While finance receivables have some exposure to further economic uncertainty, we believe that the allowance for finance receivable losses is adequate to absorb anticipated losses in our existing portfolio.

Investment securities principally represent the investment portfolio of the Company's insurance operations. The investment strategy is to optimize after-tax returns on invested assets, subject to the constraints of safety, liquidity, diversification, and regulation.

The largest intangible asset is acquisition-related goodwill which is charged to expense in equal amounts over 20 to 40 years. The decrease in goodwill reflected a change in the tax basis of assets acquired in a 1988 taxable purchase business combination. To reflect the new tax basis, we reduced deferred tax liabilities by $70.3 million and reduced goodwill by the same amount. See Notes 2. and 7. of the Notes to Consolidated Financial Statements in Item 8. for further information on goodwill.

Item 7.  Continued


Asset/Liability Management

We manage anticipated cash flows of our assets and liabilities in an effort to reduce the risk associated with unfavorable changes in interest rates. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the assets being supported. We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary means by which we accomplish this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate debt by altering the nature of floating-rate funding, thereby limiting our exposure to market interest rate increases.



                          REGULATION AND OTHER

Regulation

The regulatory environment of the consumer finance and insurance business is described in Item 1.


Taxation

Tax laws affect not only the way that the Company is taxed but also the design of many of our products. We monitor federal and state tax legislation and respond with appropriate tax planning in order to minimize the impact of taxation.


Year 2000

As of February 18, 2000, all of our major technology systems, programs, and applications, including those which rely on third parties, are operating smoothly following our transition into 2000. We have experienced no interruptions to normal business operations, including the processing of customer account data and transactions. We will continue to monitor our technology systems, including critical third party dependencies, as necessary to maintain our Year 2000 readiness. We do not expect any future disruptions, if they occur, to have a material effect on the Company's results of operations, liquidity, or financial condition.

Through December 31, 1999, we incurred and expensed pretax costs of $8.3 million related to Year 2000 readiness, including $2.0 million in 1999 and $5.6 million in 1998. In addition, we accelerated the planned replacement of certain systems as part of our Year 2000 plan. The cost of these replacement systems totaled $2.1 million in 1998 and were immaterial in 1999. We do not anticipate incurring any significant costs in the future to maintain Year 2000 readiness.

Item 7.  Continued


                       FORWARD-LOOKING STATEMENTS

All statements, trend analyses, and other information contained in this report relative to trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. We have made these forward-looking statements based upon our current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those we anticipated. Actual results may differ materially from those included in the forward-looking statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; (2) competitive, regulatory, or tax changes that affect the cost of, or demand for, our products; (3) our ability to secure necessary court and regulatory approvals; and (4) adverse litigation results or resolution of litigation. Readers are also directed to other risks and uncertainties discussed in other documents we filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.


The fair values of certain of our assets and liabilities are sensitive to changes in market interest rates. The impact of changes in interest rates would be reduced by the fact that increases (decreases) in fair values of assets would be partially offset by corresponding changes in fair values of liabilities. In aggregate, the estimated impact of an immediate and sustained 100 basis point increase or decrease in interest rates on the fair values of our interest rate-sensitive financial instruments would not be material to our financial position.

Item 7A.  Continued


The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

                                December 31, 1999       December 31, 1998
                              +100 bp       -100 bp   +100 bp       -100 bp
                                          (dollars in thousands)
Assets
Net finance receivables,
  less allowance for
  finance receivable
  losses                      $(331,210)  $ 361,526   $(253,623)  $ 274,955
Fixed-maturity securities       (42,700)     44,911     (52,838)     55,410

Liabilities
Long-term debt                 (122,447)    128,121    (155,029)    162,993
Deposits                           (214)        214         (23)         23

Derivatives
Interest rate swaps              34,727     (36,721)     34,109     (36,430)


At each year end, we derived the changes in fair values by modeling estimated cash flows of certain of the Company's assets and liabilities. The assumptions we used adjusted cash flows to reflect changes in prepayments and calls but did not consider loan originations, debt issuances, or new investment purchases.

Readers should exercise care in drawing conclusions based on the above analysis. While these changes in fair values provide a measure of interest rate sensitivity, they do not represent our expectations about the impact of interest rate changes. This analysis was also based on our exposure at a particular point in time and incorporated numerous assumptions and estimates. It also assumed an immediate change in interest rates, without regard to the impact of certain business decisions or initiatives that we would likely undertake to mitigate or eliminate some or all of the adverse effects of the modeled scenarios.



Item 8.  Financial Statements and Supplementary Data.


The Report of Independent Auditors and the related consolidated financial statements are presented on the following pages.

                     REPORT OF INDEPENDENT AUDITORS





The Board of Directors
American General Finance, Inc.


We have audited the accompanying consolidated balance sheets of American General Finance, Inc. (a wholly-owned subsidiary of American General Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholder's equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American General Finance, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          ERNST & YOUNG, LLP


Indianapolis, Indiana
February 18, 2000

             American General Finance, Inc. and Subsidiaries
                       Consolidated Balance Sheets



                                                         December 31,
                                                     1999            1998
                                                    (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges  (Note 4.):
    Real estate loans                             $ 7,104,227    $ 5,757,185
    Non-real estate loans                           2,576,081      2,560,565
    Retail sales finance                            1,349,689      1,339,367

Net finance receivables                            11,029,997      9,657,117
Allowance for finance receivable
  losses  (Note 5.)                                  (395,626)      (382,450)
Net finance receivables, less allowance
  for finance receivable losses                    10,634,371      9,274,667

Investment securities  (Note 6.)                      988,563        996,599
Cash and cash equivalents                             146,710        148,002
Other assets  (Note 7.)                               865,663        753,655

Total assets                                      $12,635,307    $11,172,923


Liabilities and Shareholder's Equity

Long-term debt  (Note 8.)                         $ 5,716,991    $ 5,176,965
Short-term notes payable:
  Commercial paper  (Notes 9. and 11.)              4,245,961      3,485,648
  Banks and other (Notes 10. and 12.)                 211,559        198,000
Deposits                                               32,118          1,874
Insurance claims and policyholder
  liabilities                                         462,100        437,079
Other liabilities                                     416,572        348,866
Accrued taxes                                          22,771         21,086

Total liabilities                                  11,108,072      9,669,518

Shareholder's equity:
  Common stock  (Note 14.)                              1,000          1,000
  Additional paid-in capital                          876,708        822,497
  Accumulated other comprehensive
    income  (Note 6.)                                  (6,696)        39,419
  Retained earnings  (Note 15.)                       656,223        640,489

Total shareholder's equity                          1,527,235      1,503,405

Total liabilities and shareholder's equity        $12,635,307    $11,172,923



<F1>
See Notes to Consolidated Financial Statements.

             American General Finance, Inc. and Subsidiaries
                    Consolidated Statements of Income



                                             Years Ended December 31,
                                         1999          1998          1997
                                              (dollars in thousands)
Revenues
  Finance charges                     $1,455,485    $1,354,158    $1,264,798
  Insurance                              184,529       175,969       188,574
  Other                                   91,588        78,978        70,733

Total revenues                         1,731,602     1,609,105     1,524,105

Expenses
  Interest expense                       573,834       511,587       461,275
  Operating expenses                     524,843       505,150       474,822
  Provision for finance receivable
    losses                               206,632       212,090       247,983
  Litigation settlement  (Note 16.)       57,000          -             -
  Loss on non-strategic assets              -             -           42,225
  Insurance losses and loss
    adjustment expenses                   86,634        84,687        93,447

Total expenses                         1,448,943     1,313,514     1,319,752

Income before provision for income
  taxes                                  282,659       295,591       204,353

Provision for Income Taxes
  (Note 18.)                             102,925       108,232        74,920

Net Income                            $  179,734    $  187,359    $  129,433



<F1>
See Notes to Consolidated Financial Statements.

             American General Finance, Inc. and Subsidiaries
             Consolidated Statements of Shareholder's Equity



                                             Years Ended December 31,
                                         1999          1998          1997
                                              (dollars in thousands)
Common Stock
  Balance at beginning of year        $    1,000    $    1,000    $    1,000
  Balance at end of year                   1,000         1,000         1,000

Additional Paid-in Capital
  Balance at beginning of year           822,497       743,083       696,230
  Capital contributions from
    parent and other                      54,211        79,414        46,853
  Balance at end of year                 876,708       822,497       743,083

Accumulated Other Comprehensive
  Income
    Balance at beginning of year          39,419        34,512        21,454
    Change in net unrealized
      (losses) gains on
      investment securities              (46,115)        4,907        13,058
    Balance at end of year                (6,696)       39,419        34,512

Retained Earnings
  Balance at beginning of year           640,489       484,730       481,797
  Net income                             179,734       187,359       129,433
  Common stock dividends                (164,000)      (31,600)     (126,500)
  Balance at end of year                 656,223       640,489       484,730

Total Shareholder's Equity            $1,527,235    $1,503,405    $1,263,325



<F1>
See Notes to Consolidated Financial Statements.

             American General Finance, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows

                                                      Years Ended December 31,
                                                    1999        1998        1997
                                                       (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                       $  179,734  $  187,359  $  129,433
Reconciling adjustments:
  Provision for finance receivable losses           206,632     212,090     247,983
  Depreciation and amortization                     132,552     107,946      86,330
  Deferral of finance receivable
    origination costs                               (53,291)    (46,773)    (39,134)
  Deferred income tax (benefit) charge               (8,020)     16,446      62,620
  Change in other assets and other liabilities      (57,210)    (34,947)    (20,862)
  Change in insurance claims and
    policyholder liabilities                         25,021         220     (19,571)
  Change in taxes receivable and payable              1,422      19,681     (11,073)
  Litigation settlement                              57,000        -           -
  Loss on non-strategic assets                         -           -         42,225
  Operations related to assets held for sale           -           -         39,905
  Other, net                                          9,932     (23,444)     (1,772)
Net cash provided by operating activities           493,772     438,578     516,084

Cash Flows from Investing Activities
  Finance receivables originated or purchased    (6,653,665) (6,589,414) (5,035,973)
  Principal collections on finance receivables    5,102,250   4,775,254   4,343,120
  Net collections on assets held for sale              -           -         61,266
  Securitized finance receivables purchased            -           -       (100,000)
  Acquisition of Standard Pacific Savings, F.A.      44,516        -           -
  Acquisition of HSA Residential Mortgage
    Services of Texas, Inc.                            -        (25,600)       -
  Sale of non-strategic assets                         -           -        732,504
  Investment securities purchased                  (328,442)   (211,087)   (129,468)
  Investment securities called, matured and sold    247,886     158,360     104,801
  Change in premiums on finance receivables
    purchased and deferred charges                  (54,609)   (122,879)    (42,147)
  Other, net                                        (37,420)    (20,963)     (4,028)
Net cash used for investing activities           (1,679,484) (2,036,329)    (69,925)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt        1,107,517   2,028,405     730,566
  Repayment of long-term debt                      (571,286)   (866,024) (1,221,070)
  Change in deposits                                (15,683)       (700)     (1,204)
  Change in short-term notes payable                773,872     430,977     125,751
  Capital contribution from parent                   54,000      79,000      46,500
  Dividends paid                                   (164,000)    (31,600)   (126,500)
Net cash provided by (used for)
  financing activities                            1,184,420   1,640,058    (445,957)

(Decrease) increase in cash and cash equivalents     (1,292)     42,307         202
Cash and cash equivalents at beginning of year      148,002     105,695     105,493
Cash and cash equivalents at end of year         $  146,710  $  148,002  $  105,695

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                              $  111,127  $   74,047  $   30,165
  Interest paid                                  $  552,702  $  493,356  $  485,067

<F1>
See Notes to Consolidated Financial Statements.

             American General Finance, Inc. and Subsidiaries
             Consolidated Statements of Comprehensive Income



                                              Years Ended December 31,
                                          1999          1998          1997
                                               (dollars in thousands)
Net Income                              $179,734      $187,359      $129,433

Other comprehensive income:
  Net unrealized (losses) gains
    on investment securities             (72,512)        6,857        21,161
  Income tax effect                       25,380        (2,401)       (7,406)

  Net unrealized (losses) gains
    on investment securities,
    net of tax                           (47,132)        4,456        13,755

  Reclassification adjustment
    for realized losses (gains)
    included in net income                 1,564           693        (1,071)
  Income tax effect                         (547)         (242)          374

  Realized losses (gains) included
    in net income, net of tax              1,017           451          (697)

Other comprehensive (loss) income,
  net of tax                             (46,115)        4,907        13,058

Comprehensive income                    $133,619      $192,266      $142,491



<F1>
See Notes to Consolidated Financial Statements.

             American General Finance, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements
                            December 31, 1999



Note 1.  Nature of Operations

American General Finance, Inc. will be referred to in these Notes to Consolidated Financial Statements as "AGFI" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". AGFI is a wholly-owned subsidiary of American General Corporation (American General). AGFI is a financial services holding company whose principal subsidiary is American General Finance Corporation (AGFC). AGFC is also a holding company with subsidiaries engaged primarily in the consumer finance and credit insurance business. We conduct loan and retail operations and market insurance products through our consumer branch and centralized real estate segments. At December 31, 1999, the Company had 1,347 offices in 40 states, Puerto Rico and the U.S. Virgin Islands and approximately 7,700 employees.

In our loan operations, we make loans directly to individuals and acquire real estate loans made by brokers and other real estate lenders. In our retail operations, we purchase retail sales contracts and provide revolving retail services arising from the retail sale of consumer goods and services by approximately 16,000 retail merchants and provide private label services for approximately 330 retail merchants. In our insurance operations, we write and assume credit life, credit accident and health, credit-related property and casualty insurance, and non-credit insurance coverages on our consumer finance customers and property pledged as collateral. See Note
21. for further information on the Company's business segments.

We fund our operations principally through net cash flows from operating activities, issuances of long-term debt, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, acceptance of bank demand and time deposits, and capital contributions from American General.

In May 1999, we acquired Standard Pacific Savings, F.A. from Standard Pacific Corporation and renamed the institution American General Bank, FSB (AG Bank). AG Bank currently operates as a traditional thrift, whose products include deposit and savings accounts, residential mortgage and home equity loans, and private label services.

At December 31, 1999, the Company had $11.0 billion of net finance receivables due from approximately 2.1 million customer accounts and $6.1 billion of credit and non-credit life insurance in force covering approximately 1.1 million customer accounts.



Note 2.  Summary of Significant Accounting Policies

                       PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of AGFI and its subsidiaries. The subsidiaries are all wholly-owned and all intercompany items have been eliminated. AGFI is a wholly-owned subsidiary of American General.

                           FINANCE OPERATIONS

Revenue Recognition

We recognize finance charges as revenue on the accrual basis using the interest method. We stop accruing revenue when the fourth contractual payment becomes past due for loans, retail sales contracts, and revolving retail and when the sixth contractual payment becomes past due for private label. Extension fees, late charges, and prepayment penalties are recognized as revenue when received.

We defer the costs to originate certain finance receivables and the revenue from nonrefundable points and fees on loans. We include deferred origination costs and nonrefundable points and fees in finance receivables and amortize them to revenue on the accrual basis using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience. If a finance receivable liquidates before amortization is completed, we charge or credit any unamortized costs or points and fees to revenue at the date of liquidation.


Allowance For Finance Receivable Losses

We maintain the allowance for finance receivable losses at a level that we consider adequate to absorb anticipated losses in our existing portfolio. We periodically evaluate the portfolio as a group and consider numerous factors in estimating the anticipated finance receivable losses, including current economic conditions, prior finance receivable loss and delinquency experience, and the composition of our finance receivable portfolio.

Our policy is to charge off each month non-real estate loans on which little or no collections were made in the prior six months, retail sales contracts that are six installments past due, and revolving retail and private label accounts that are 180 days past due. We start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and we have obtained title to the property, the real estate is established as an asset valued at fair value, and any loan amount in excess of that value is charged off. We occasionally extend the charge-off period for individual accounts when, in our opinion, such treatment is warranted.

                          INSURANCE OPERATIONS

Revenue Recognition

Premiums on credit life insurance are recognized as revenue using the sum-of-the-digits or actuarial methods, except in the case of level-term contracts, which are recognized as revenue using the straight-line method over the terms of the policies. Premiums on credit accident and health insurance are recognized as revenue using an average of the sum-of-the-digits and the straight-line methods. Premiums on credit-related property and casualty insurance are recognized as revenue using the straight-line method over the terms of the policies or appropriate shorter periods. Non-credit life insurance premiums are recognized when collected but not before their due dates.


Policy Reserves

Policy reserves for credit life and credit accident and health insurance equal related unearned premiums. Claim reserves are based on Company experience. Reserves for losses and loss adjustment expenses for credit-related property and casualty insurance are estimated based upon claims reported plus estimates of incurred but not reported claims. Liabilities for future life insurance policy benefits associated with non-credit life contracts are accrued when premium revenue is recognized and are based on assumptions as to investment yields, mortality, and surrenders. Annuity reserves are based on assumptions as to investment yields and mortality. Non-credit life, group annuity, and accident and health insurance reserves assumed under coinsurance agreements are based on various tabular and unearned premium methods.


Acquisition Costs

Insurance acquisition costs, principally commissions, reinsurance fees, and premium taxes, are deferred and charged to expense over the terms of the related policies or reinsurance agreements.



                          INVESTMENT SECURITIES

Valuation

All investment securities are currently classified as available-for-sale and recorded at fair value. We adjust related balance sheet accounts as if the unrealized gains and losses on investment securities had been realized, and record the net adjustment in accumulated other comprehensive income in shareholder's equity. If the fair value of an investment security classified as available-for-sale declines below its cost and we consider the decline to be other than temporary, we reduce the investment security to its fair value, and recognize a realized loss.

Realized Gains and Losses on Investments

Realized gains and losses on investments are specifically identified and are included in other revenues.


                                   OTHER

Cash Equivalents

We consider all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.


Goodwill

Goodwill is charged to expense in equal amounts over 20 to 40 years. We regularly review goodwill for indicators of impairment in value which we believe are not temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which we operate, (2) profitability analyses, and (3) cash flow analyses. If facts and circumstances suggest that goodwill is impaired, we assess the fair value of the underlying business and reduce goodwill to an amount that results in the book value of the Company approximating fair value.


Income Taxes

Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, using the tax rates expected to be in effect when the temporary differences reverse.

We provide a valuation allowance for deferred tax assets if it is likely that some portion of the deferred tax asset will not be realized. An increase or decrease in a valuation allowance resulting from a change in the realizability of the related deferred tax asset is included in income. Fluctuations in fair value of available-for-sale investment securities are included in accumulated other comprehensive income in shareholder's equity.


Derivative Financial Instruments

We account for our derivative financial instruments as hedges. Hedge accounting requires a high correlation between changes in fair values or cash flows of the derivative financial instrument and the specific item being hedged, both at inception and throughout the life of the hedge.

We record the difference between amounts payable and receivable on interest rate swap agreements on the accrual basis as an adjustment to interest expense over the life of the agreements. The related amounts payable to, or receivable from, counterparties are included in other liabilities or other assets. The fair values of interest rate swap agreements are not recognized in the consolidated balance sheet, which is consistent with the treatment of the related debt that is hedged.

Any gain or loss resulting from the early termination of an interest rate swap agreement is deferred and amortized into income over the remaining term of the related debt. If the underlying debt is extinguished, any related gain or loss on the interest rate swap agreement is recognized in income.


Use of Estimates

We make estimates and assumptions in preparing financial statements that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates.


Fair Value of Financial Instruments

The fair values disclosed in Note 23. are estimated using discounted cash flows when quoted market prices or values obtained from independent pricing services are not available. The assumptions used, including the discount rate and estimates of future cash flows, significantly affect the valuation techniques employed. In certain cases, the derived fair value estimates cannot be substantiated by comparison to independent markets or realized in immediate settlement of the instrument.


Note 3.  Accounting Changes

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value in the balance sheet. Changes in the fair value of a derivative instrument will be reported as earnings or other comprehensive income, depending upon the intended use of the derivative instrument. We will adopt SFAS 133 on January 1, 2001. We do not expect adoption to have a material impact on the Company's consolidated results of operations or financial position.

Note 4.  Finance Receivables

Real estate loans are secured by first or second mortgages and generally have maximum original terms of 360 months. Non-real estate loans are secured by consumer goods, automobiles or other chattel security, or are unsecured and generally have maximum original terms of 60 months. Retail sales contracts are secured principally by consumer goods and automobiles and generally have maximum original terms of 60 months. Revolving retail and private label are secured by purchase money security interests in the goods purchased and generally require minimum monthly payments based on outstanding balances. At December 31, 1999, 96% of our net finance receivables were secured by the real and/or personal property of the borrower. At December 31, 1999, real estate loans accounted for 64% of the amount and 8% of the number of net finance receivables outstanding.

Contractual maturities of net finance receivables at December 31, 1999 were as follows:

                           Amount       Percent
                          (dollars in thousands)

2000                      $ 1,172,210        11%
2001                        1,408,590        13
2002                        1,037,910         9
2003                          619,228         6
2004                          386,273         3
2005 and thereafter         6,405,786        58

                          $11,029,997       100%


Company experience has shown that customers will renew, convert or pay in full a substantial portion of finance receivables prior to maturity. Contractual maturities are not a forecast of future cash collections.

Principal cash collections and such collections as a percentage of average net receivables were as follows:

                                        Years Ended December 31,
                                      1999        1998        1997
                                         (dollars in thousands)
Real estate loans:
  Principal cash collections       $1,886,041  $1,553,759  $1,321,943
  % of average net receivables         30.29%      33.19%      35.62%

Non-real estate loans:
  Principal cash collections       $1,519,531  $1,568,858  $1,537,178
  % of average net receivables         60.55%      61.95%      60.46%

Retail sales finance:
  Principal cash collections       $1,696,678  $1,652,637  $1,483,999
  % of average net receivables        133.41%     126.58%     116.97%

Unused credit limits extended by the Company to its customers were as follows:
                                             December 31,
                                        1999              1998
                                        (dollars in thousands)

Unused credit limits                 $3,116,526        $2,759,462


Company experience has shown that the funded amounts have been less than the unused credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of the Company.

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

                   December 31, 1999          December 31, 1998
                 Amount        Percent      Amount        Percent
                              (dollars in thousands)

California      $ 1,562,183         14%    $1,461,438          15%
N. Carolina         811,625          7        728,801           7
Florida             671,970          6        574,693           6
Illinois            659,674          6        593,789           6
Ohio                644,804          6        559,964           6
Indiana             560,887          5        502,653           5
Virginia            430,687          4        367,995           4
Georgia             427,523          4        351,347           4
Other             5,260,644         48      4,516,437          47

                $11,029,997        100%    $9,657,117         100%



Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses are detailed below.


                                        Years Ended December 31,
                                     1999         1998         1997
                                         (dollars in thousands)

Balance at beginning of year       $382,450     $372,653     $395,153
Provision for finance receivable
  losses                            206,632      212,090      247,983
Allowance related to acquired
  receivables                        13,176       17,297         -
Charge-offs, net of recoveries     (206,632)    (219,590)    (270,483)

Balance at end of year             $395,626     $382,450     $372,653


See Note 2. for information on the determination of the allowance for finance receivable losses.

Note 6.  Investment Securities

Investment securities were as follows at December 31:

                                        Fair Value          Amortized Cost
                                     1999       1998       1999       1998
                                            (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities           $581,313   $575,336   $601,458   $546,135
    Mortgage-backed securities      151,028    175,014    151,335    168,346
    States and political
      subdivisions                  179,445    185,055    177,863    174,308
    Other                            39,148     42,871     31,599     29,297
  Redeemable preferred stocks        15,233     11,194     14,272     10,916
Total                               966,167    989,470    976,527    929,002
Non-redeemable preferred
  stocks                              3,679      2,910      3,631      2,731
Other long-term investments          18,517      4,219     18,517      4,219
Common stocks                           200       -           189       -

Total investment securities        $988,563   $996,599   $998,864   $935,952


At December 31, the gross unrealized gains and losses on investment securities were as follows:
                                          Gross                Gross
                                     Unrealized Gains     Unrealized Losses
                                     1999       1998      1999        1998
                                             (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities           $ 4,331     $31,955   $24,476     $ 2,754
    Mortgage-backed securities       1,228       6,683     1,535          15
    State and political
      subdivisions                   3,249      10,821     1,667          74
    Other                            7,625      13,574        76        -
  Redeemable preferred stocks          966         316         5          38
Total                               17,399      63,349    27,759       2,881
Non-redeemable preferred
  stocks                                48         179      -           -
Common stocks                           11        -         -           -

Total investment securities        $17,458     $63,528   $27,759     $ 2,881


The fair values of investment securities sold or redeemed and the resulting gross realized gains and losses were as follows:

                                        Years Ended December 31,
                                    1999          1998          1997
                                         (dollars in thousands)

Fair value                         $247,886     $158,360     $104,801

Gross realized gains                  3,003          340        1,481
Gross realized losses                 4,567        1,033          410

Contractual maturities of fixed-maturity securities at December 31, 1999 were as follows:
                                            Fair       Amortized
                                            Value         Cost
                                          (dollars in thousands)
Fixed maturities, excluding
  mortgage-backed securities:
    Due in 1 year or less                 $ 16,064      $ 16,040
    Due after 1 year through 5 years       179,590       176,895
    Due after 5 years through 10 years     470,367       480,588
    Due after 10 years                     149,118       151,669
Mortgage-backed securities                 151,028       151,335

Total                                     $966,167      $976,527


Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. The Company may sell investments before maturity to achieve corporate requirements and investment strategies.

Bonds on deposit with regulatory authorities had carrying values of $6.4 million at December 31, 1999 and $7.9 million at December 31, 1998.



Note 7.  Other Assets

The components of other assets were as follows:

                                               December 31,
                                           1999            1998
                                          (dollars in thousands)

Goodwill                                 $198,720        $276,330
Income tax assets                         132,280          28,579
Fixed assets                              110,725          91,857
Customer base valuations                   94,143          91,751
Other insurance investments                75,701          64,470
Real estate owned                          52,232          33,273
Prepaid expenses and deferred
  charges                                  39,181          41,334
Other                                     162,681         126,061

Total                                    $865,663        $753,655


Goodwill is net of accumulated amortization of $104.6 million at December 31, 1999 and $96.2 million at December 31, 1998. The decrease in goodwill (and increase in income tax assets) reflected a change in the tax basis of assets acquired in a 1988 taxable purchase business combination. To reflect the new tax basis, we reduced deferred tax liabilities by $70.3 million and reduced goodwill by the same amount. See Note 17. for further information on the examinations of American General's tax returns.

The customer base valuations are charged to expense in equal amounts over 6 to 25 years.

Note 8.  Long-term Debt

The carrying value and fair value of long-term debt at December 31 were as follows:

                        Carrying Value              Fair Value
                      1999          1998        1999          1998
                                 (dollars in thousands)

Senior debt        $5,716,991    $5,176,965  $5,641,284    $5,348,086


Weighted average interest rates on long-term debt were as follows:

                   Years Ended December 31,        December 31,
                    1999     1998     1997         1999    1998

Senior debt         6.61%    6.95%    7.32%       6.58%    6.69%


Maturities of long-term debt at December 31, 1999 were as follows:

                         Carrying Value
                     (dollars in thousands)

2000                       $1,289,280
2001                        1,264,147
2002                        1,078,736
2003                        1,039,179
2004                          275,575
2005-2009                     770,074

Total                      $5,716,991


A debt agreement contains restrictions on consolidated retained earnings for certain purposes (see Note 15.).



Note 9.  Short-term Notes Payable

AGFC and one of its subsidiaries issue commercial paper with terms ranging from 1 to 270 days. Included in commercial paper are extendible commercial notes that AGFC sells with initial maturities of up to 90 days which may be extended by AGFC to 390 days.

Information concerning short-term notes payable for commercial paper and to banks under credit facilities was as follows:

                                            At or for the
                                       Years Ended December 31,
                                    1999         1998         1997
                                        (dollars in thousands)

Average borrowings               $3,748,637   $3,475,728   $3,017,332
Weighted average interest
  rate, at year end:
    Money market yield                5.95%        5.30%        5.80%
    Semi-annual bond
      equivalent yield                6.02%        5.36%        5.87%



Note 10.  Liquidity Facilities

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. The Company is an eligible borrower under committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). At December 31, 1999, the annual commitment fees for the shared committed facilities ranged from .05% to
 .07%. We pay only an allocated portion of the commitment fees for the shared committed facilities. The Company also has uncommitted credit facilities and is an eligible borrower under uncommitted credit facilities extended to American General and certain of its subsidiaries (the "shared uncommitted facilities"). Available borrowings under all facilities are reduced by any outstanding borrowings.

Information concerning the credit facilities was as follows:

                                                   December 31,
                                               1999            1998
                                              (dollars in thousands)
Committed credit facilities:
  Shared committed facilities                $5,600,000    $5,000,000
  Borrowings                                       -             -

  Remaining availability                     $5,600,000    $5,000,000

Uncommitted credit facilities:
  Company uncommitted facilities             $  271,000    $  363,500
  Shared uncommitted facilities                  50,000       150,000
  Borrowings                                   (211,000)     (198,000)

  Remaining availability                     $  110,000    $  315,500


A subsidiary of AGFI arranges interim financing for third-party mortgage originators through a purchase facility. At December 31, 1999, this facility totaled $250.0 million and had no remaining availability.

Note 11.  Derivative Financial Instruments

Our principal borrowing subsidiary is AGFC. AGFC makes limited use of derivative financial instruments to manage the cost of its debt and is neither a dealer nor a trader in derivative financial instruments. AGFC has generally limited its use of derivative financial instruments to interest rate swap agreements.

AGFC uses interest rate swap agreements to reduce its exposure to market interest expense rate increases by effectively converting short-term, and certain long-term, floating-rate debt to a fixed-rate basis. These floating-rate obligations are recorded at amortized cost. The effective long-term fixed rates achieved through interest rate swap agreements are slightly lower than could have been achieved by issuing comparable long-term fixed-rate debt. As an alternative to fixed-rate term debt, AGFC's interest rate swap agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in any of the three years ended December 31, 1999.

AGFC contracted to pay interest at fixed rates and receive interest at floating rates on the interest rate swap agreements. Notional amounts and weighted average receive and pay rates were as follows:

                                             December 31,
                                   1999          1998          1997
                                        (dollars in thousands)

Notional amount                  $1,295,000     $935,000     $940,000

Weighted average receive rate         5.40%        4.57%        5.69%
Weighted average pay rate             6.70%        6.94%        7.39%


These agreements mature at various dates and had the respective fixed rates at December 31, 1999 as follows:

               Notional       Weighted Average
                Amount         Interest Rate
             (dollars in
              thousands)

2000          $  225,000           8.80%
2001             270,000           6.38
2002             300,000           6.53
2004             200,000           6.16
2006             100,000           7.03
2008             200,000           5.50

              $1,295,000           6.70%

The following table shows changes in the notional amounts for interest rate swap agreements:

                                       Years Ended December 31,
                                    1999         1998         1997
                                        (dollars in thousands)

Balance at beginning of year     $  935,000     $940,000     $540,000
New contracts                       410,000      260,000      425,000
Expired contracts                   (50,000)    (265,000)     (25,000)

Balance at end of year           $1,295,000     $935,000     $940,000


AGFC is exposed to credit risk in the event of non-performance by counterparties to derivative financial instruments. AGFC limits this exposure by entering into agreements with counterparties having strong credit ratings and by basing the amount and term of an agreement on these credit ratings. AGFC regularly monitors counterparty credit ratings throughout the term of the agreements.

AGFC's credit exposure on derivative financial instruments is limited to the fair value of the agreements that are favorable to the Company. See
Note 23. for the fair values of the interest rate swap agreements. AGFC does not expect any counterparty to fail to meet its obligation; however, non-performance would not have a material impact on the Company's consolidated results of operations and financial position.

AGFC's exposure to market risk is mitigated by the offsetting effects of changes in the value of the agreements and of the underlying debt to which they relate.



Note 12.  Short-term Notes Payable - Parent

Borrowings from American General primarily provide overnight operating liquidity when American General is in a surplus cash position. These borrowings are due on demand at short-term rates based on overnight bank investment rates. At December 31, 1999, 1998 and 1997, AGFI had no borrowings outstanding with American General.

Note 13.  Insurance

Our insurance subsidiaries enter into reinsurance agreements among themselves and other insurers, including other American General insurance subsidiaries. Insurance claims and policyholder liabilities included the following amounts with other American General insurance subsidiaries:

                                                 December 31,
                                              1999          1998
                                            (dollars in thousands)
Annuity, credit life, and credit
  accident and health reserves              $76,712        $68,866


Our insurance subsidiaries assumed reinsurance premiums from other insurers as follows:

                                                 December 31,
                                          1999       1998      1997
                                            (dollars in thousands)

Assumed reinsurance premiums            $44,214    $40,081    $38,554


The Company's ceded reinsurance activities were not significant during the last three years.

Statutory accounting practices differ from generally accepted accounting principles in the following respects:

                                           Years Ended December 31,
                                          1999       1998      1997
                                            (dollars in thousands)

Statutory net income                    $48,754    $68,537    $58,157
Change in deferred policy
  acquisition costs                       7,405        254     (6,848)
Reserve changes                           5,848     (4,885)    10,273
Deferred income tax (charge)
  benefit                                (1,870)    (1,024)     1,808
Amortization of interest
  maintenance reserve                      (711)      (561)      (354)
Goodwill amortization                      (458)      (458)      (458)
Other, net                                7,744      2,542       (266)

GAAP net income                         $66,712    $64,405    $62,312

                                               December 31,
                                           1999            1998
                                          (dollars in thousands)

Statutory equity                         $575,767        $525,450
Deferred policy acquisition costs          70,530          62,785
Reserve changes                            57,724          55,608
Net unrealized (losses) gains             (27,879)         25,237
Goodwill                                   14,710          15,168
Decrease in carrying value
  of affiliates                           (12,836)        (20,721)
Asset valuation reserve                    10,579          15,499
Deferred income taxes                       3,606           1,225
Interest maintenance reserve                 (580)         (4,401)
Other, net                                 12,970           8,142

GAAP equity                              $704,591        $683,992



Note 14.  Capital Stock

AGFI has two classes of authorized capital stock: special shares and common shares. AGFI may issue special shares in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance. Par value, shares authorized, and shares issued and outstanding at December 31, 1999 and 1998 were as follows:

                                                      Shares
                                              Issued and Outstanding
                       Par       Shares            December 31,
                      Value    Authorized      1999            1998

Special Shares          -      25,000,000         -              -
Common Shares         $0.50    25,000,000    2,000,000      2,000,000



Note 15.  Retained Earnings

AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries. State laws restrict the amounts our insurance subsidiaries may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. At December 31, 1999, the maximum amount of dividends which the Company's insurance subsidiaries may pay in 2000 without prior approval was $65.7 million. At December 31, 1999, our insurance subsidiaries had statutory capital and surplus of $575.8 million. Merit Life Insurance Co. (Merit), a wholly-owned subsidiary of AGFC, had $52.7 million of accumulated earnings at December 31, 1999 for which no federal income tax provisions have been required. Merit would be liable for federal income taxes on such earnings if they were distributed as dividends or exceeded limits prescribed by tax laws. No distributions are presently contemplated from these earnings. If such earnings were to become taxable at December 31, 1999, the federal income tax would approximate $18.4 million.

An AGFC financing agreement limits the amount of dividends AGFC may pay. Under the restrictive provision contained in this agreement, $545.5 million of the retained earnings of AGFC was free from such restriction at December 31, 1999.



Note 16.  Litigation Settlement

In the mid-1990's, one of our subsidiaries, A.G. Financial Service Center, Inc. (Financial Service Center), formerly named American General Financial Center, provided financing for satellite dishes sold by independent unaffiliated dealers. On May 18, 1999, a Mississippi state court rendered a judgement against Financial Service Center for approximately $500,000 in compensatory damages and $167 million in punitive damages, in a lawsuit brought by 29 individuals who had each purchased a satellite dish. In August 1999, Financial Service Center voluntarily filed for bankruptcy.

As part of the resolution process, certain settlement agreements were executed in January 2000. Accordingly, we recorded a charge of $57.0 million ($36.2 million aftertax) in fourth quarter 1999 to cover the proposed settlements of this and other litigation. Resolution of the satellite dish litigation is dependent upon a number of factors, including the bankruptcy court's approval of Financial Service Center's plan of reorganization. If court approvals are obtained and appeals are not taken, we expect that the settlements will be final in third quarter 2000.



Note 17.  Loss on Non-strategic Assets

During fourth quarter 1996, we decided to offer for sale $874.8 million of non-strategic, underperforming finance receivable portfolios, consisting of $520.3 million of credit card and $354.5 million of private label finance receivables. We reclassified these finance receivables and $70.0 million of allowance for finance receivable losses to assets held for sale on December 31, 1996.

We hired an outside advisor to market the portfolios. Based on negotiations with prospective purchasers subsequent to year end 1996, we determined that a write-down of $145.5 million ($93.5 million aftertax) at December 31, 1996 was necessary to reduce the carrying amount of the assets held for sale to net realizable value, after considering related expenses.

In April 1997, we repurchased $100.0 million of private label and credit card receivables that previously had been sold through securitization. No gain or loss resulted from this transaction. These repurchased credit card receivables were offered for sale along with the Company's other credit card receivables, which increased the carrying amount of assets held for sale by approximately $70.0 million in April 1997.

In June 1997, we sold all of the assets held for sale (with a remaining balance of $658.1 million) and $81.4 million of other private label finance receivables. In connection with these sales, we recorded a loss of $42.2 million ($27.0 million aftertax) in second quarter 1997. This loss primarily resulted from establishing a liability for estimated future payments to the purchaser of the credit card portfolio under a five-year loss sharing arrangement.

Note 18.  Income Taxes

AGFI and all of its subsidiaries file a consolidated federal income tax return with American General and the majority of its subsidiaries. We provide for federal income taxes as if filing a separate tax return, and pay such amounts to American General under a tax sharing agreement.

Provision for income taxes is summarized as follows:

                                        Years Ended December 31,
                                     1999         1998         1997
                                         (dollars in thousands)
Federal
  Current                          $106,189     $ 86,813     $  8,588
  Deferred                           (8,917)      13,475       60,860
Total federal                        97,272      100,288       69,448
State                                 5,653        7,944        5,472

Total                              $102,925     $108,232     $ 74,920


The U.S. statutory federal income tax rate differs from the effective income tax rate as follows:
                                         Years Ended December 31,
                                      1999         1998         1997

Statutory federal income tax rate    35.00%       35.00%       35.00%
State income taxes                    1.30         1.75         1.74
Amortization of goodwill               .90         1.07         1.54
Nontaxable investment income          (.99)        (.94)       (1.37)
Other, net                             .20         (.26)        (.25)

Effective income tax rate            36.41%       36.62%       36.66%


Net deferred tax assets were as follows:

                                               December 31,
                                           1999            1998
                                          (dollars in thousands)

Deferred tax assets                      $205,257        $177,239
Deferred tax liabilities                  (78,358)       (153,384)

Net deferred tax assets                  $126,899        $ 23,855


The most significant deferred tax assets relate to the allowance for finance receivable losses and the reserve for the settlement of satellite dish and other related litigation. The decrease in deferred tax liabilities reflects a change in the tax basis of assets acquired in a 1988 taxable purchase business combination.

During 1999, the Internal Revenue Service completed its examinations of American General's tax returns through 1988, which resulted in a change in the tax basis of assets acquired in a 1988 taxable purchase business combination. To reflect the new tax basis, we reduced deferred tax liabilities by $70.3 million and reduced goodwill by the same amount.

State net operating loss (NOL) carryforwards were $617.9 million at December 31, 1999 and $630.5 million at December 31, 1998 and expire in the years 2005 and 2006. These carryforwards resulted from a 1995 state audit of a return and the state's acceptance of an amended return. At December 31, 1999 and 1998, the valuation allowance relating to the state NOL carryforwards totaled $39.5 million.



Note 19.  Lease Commitments, Rent Expense and Contingent Liabilities

Annual rental commitments for leased office space, automobiles and data processing and related equipment accounted for as operating leases, excluding leases on a month-to-month basis, are as follows:

                            Lease Commitments
                         (dollars in thousands)

2000                            $ 44,295
2001                              36,214
2002                              28,026
2003                              19,988
2004                               6,746
subsequent to 2004                14,607

Total                           $149,876


Taxes, insurance and maintenance expenses are obligations of the Company under certain leases. In the normal course of business, leases that expire will be renewed or replaced by leases on other properties. Future minimum annual rental commitments will probably not be less than the amount of rental expense incurred in 1999. Rental expense totaled $45.6 million in 1999, $35.2 million in 1998, and $32.4 million in 1997.

AGFI and certain of its subsidiaries are parties to various lawsuits and proceedings, including certain class action claims, arising in the ordinary course of business. In addition, many of these claims arise in jurisdictions, such as Alabama and Mississippi, that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given suit.



Note 20.  Benefit Plans

                         RETIREMENT INCOME PLANS

We participate in the American General Retirement Plans (AGRP), which are noncontributory defined benefit pension plans covering most employees. Pension benefits are based on the participant's compensation and length of credited service. American General's funding policy is to contribute annually no more than the maximum amount deductible for federal income tax purposes.

At December 31, 1999, the plans' assets were invested as follows: (1) 71% in equity mutual funds managed outside the Company; (2) 26% in fixed income mutual funds managed by an American General subsidiary; (3) 1% in American General common stock; and 4) 1% in deposit administration insurance contracts issued by American General subsidiaries. The pension plans have purchased annuity contracts from American General subsidiaries to provide approximately $8.3 million of future annual benefits to certain retirees.

AGFI accounts for its participation in the AGRP as if it had its own plans. The following table shows AGFI's portion of the plans' funded status:

                                                 December 31,
                                         1999       1998       1997
                                           (dollars in thousands)

Projected benefit obligation           $ 85,757   $ 87,882   $ 70,864
Plan assets at fair value               109,371     95,653     86,418
Plan assets in excess of projected
  benefit obligation                     23,614      7,771     15,554
Other unrecognized items, net           (20,208)    (5,086)   (10,905)

Prepaid pension expense                $  3,406   $  2,685   $  4,649


Pension expense included the following components:

                                           Years Ended December 31,
                                          1999       1998       1997
                                            (dollars in thousands)

Service cost                            $ 3,927    $ 3,623    $ 3,150
Interest cost                             6,412      5,688      4,800
Expected return on plan assets           (8,713)    (6,950)    (6,060)
Net amortization and deferral               119        136       (127)

Pension expense                         $ 1,745    $ 2,497    $ 1,763


Additional assumptions concerning the determination of pension expense were as follows:
                                           Years Ended December 31,
                                          1999       1998       1997

Weighted average discount rate            7.75%      7.00%      7.25%
Expected long-term rate of
  return on plan assets                  10.35      10.25      10.00
Rate of increase in
  compensation levels                     4.25       4.25       4.00

               POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

We participate in American General's life, medical, supplemental major medical, and dental plans for certain retired employees. Most plans are contributory, with retiree contributions adjusted annually to limit employer contributions to predetermined amounts. American General and its subsidiaries reserve the right to change or eliminate these benefits at any time.

American General's life plans are insured through December 31, 2000. The majority of the retiree medical and dental plans is unfunded and self-insured.

AGFI accounts for its participation in the plans as if it had its own plans. The accrued liability for postretirement benefits was $6.6 million at December 31, 1999 and $6.9 million at December 31, 1998. These liabilities were discounted at the same rates used for the pension plans. Postretirement benefit expense totaled $.7 million in 1999, $.5 million in 1998, and $.7 million in 1997.



Note 21.  Segment Information

We have three business segments: consumer branches, centralized real estate, and insurance. Our segments are managed separately because they offer different financial service products. The consumer branch operation originates and acquires home equity and consumer loans, extends lines of credit, offers retail sales financing to merchants, and sells credit and non-credit insurance products. The centralized real estate operation acquires individual first and second mortgage loans originated by real estate brokers and purchases portfolios of mortgage loans originated by various real estate lenders. The insurance operation writes and assumes credit and non-credit insurance through products that are sold principally by the consumer branches.

We evaluate the performance of the segments based on pretax operating earnings. The accounting policies of the segments are the same as those disclosed in Note 2., except that: (1) segment finance charge revenues are not reduced for the amortization of the deferred origination costs; (2) segment operating expenses are not reduced for the deferral of origination costs and exclude the amortization of goodwill; and (3) segment finance receivables exclude the deferred origination costs. Intersegment sales and transfers are intended to approximate the amounts segments would earn if dealing with independent third parties.

The following tables display information about the Company's segments as well as reconciliations of the segment totals to the consolidated financial statement amounts. Adjustments for revenues are amortization of deferred origination costs, realized gains (losses) on investments, and certain investment expenses. Reconciling items for pretax income include the amortization of goodwill, realized gains (losses) on investments, and certain investment expenses. Adjustments for assets include goodwill, deferred origination costs, other assets, and corporate assets that are not considered pertinent to determining segment performance. Corporate assets include cash, prepaid expenses, deferred charges, and fixed assets.

At or for the Year Ended December 31, 1999:

                           Consumer   Centralized                 Total
                           Branches   Real Estate   Insurance   Segments
                                      (dollars in thousands)
Revenues:
  External:
    Finance charges     $ 1,357,403   $  158,358   $     -      $ 1,515,761
    Insurance                 1,573         -         182,956       184,529
    Other                    (5,281)       8,339       81,620        84,678
  Intercompany               73,903          713      (72,195)        2,421
Interest expense            423,720      105,795         -          529,515
Provision for finance
  receivable losses         193,104       16,728         -          209,832
Pretax income               317,931       17,831       74,759       410,521
Assets                    8,535,194    1,921,504    1,095,150    11,551,848



At or for the Year Ended December 31, 1998:

                           Consumer   Centralized                 Total
                           Branches   Real Estate   Insurance   Segments
                                      (dollars in thousands)
Revenues:
  External:
    Finance charges     $ 1,263,391   $  128,986   $     -      $ 1,392,377
    Insurance                 1,925         -         175,154       177,079
    Other                      -           3,202       74,978        78,180
  Intercompany               70,959          561      (68,850)        2,670
Interest expense            384,182       79,612          112       463,906
Provision for finance
  receivable losses         209,027       10,404         -          219,431
Pretax income               248,149       24,823       70,220       343,192
Assets                    7,415,107    1,911,538    1,077,892    10,404,537



At or for the Year Ended December 31, 1997:

                           Consumer   Centralized                 Total
                           Branches   Real Estate   Insurance   Segments
                                      (dollars in thousands)
Revenues:
  External:
    Finance charges     $ 1,223,312   $   79,769   $     -      $ 1,303,081
    Insurance                 2,069         -         185,076       187,145
    Other                       534          132       69,243        69,909
  Intercompany               74,724          169      (72,740)        2,153
Interest expense            376,263       50,011         -          426,274
Provision for finance
  receivable losses         252,942        2,209         -          255,151
Pretax income               202,364       18,508       63,684       284,556
Assets                    6,564,446    1,050,335    1,000,176     8,614,957

Reconciliation of segment totals to consolidated financial statement amounts is summarized below:

                                           At or for the
                                      Years Ended December 31,
                                 1999          1998           1997
                                       (dollars in thousands)
Revenues

Segments                      $ 1,787,389   $ 1,650,306   $ 1,562,288
Corporate                            (751)        4,971           967
Adjustments                       (55,036)      (46,172)      (39,150)

Consolidated revenue          $ 1,731,602   $ 1,609,105   $ 1,524,105


Interest Expense

Segments                      $   529,515   $   463,906   $   426,274
Corporate                          44,319        47,681        35,001

Consolidated interest
  expense                     $   573,834   $   511,587   $   461,275


Provision for Finance
  Receivable Losses

Segments                      $   209,832   $   219,431   $   255,151
Corporate                          (3,200)       (7,341)       (7,168)

Consolidated provision for
  finance receivable losses   $   206,632   $   212,090   $   247,983


Pretax Income

Segments                      $   410,521   $   343,192   $   284,556
Corporate                        (116,711)      (37,091)      (72,270)
Adjustments                       (11,151)      (10,510)       (7,933)

Consolidated pretax income    $   282,659   $   295,591   $   204,353


Assets

Segments                      $11,551,848   $10,404,537   $ 8,614,957
Corporate                         869,614       476,552       397,105
Adjustments                       213,845       291,834       277,438

Consolidated assets           $12,635,307   $11,172,923   $ 9,289,500

Note 22.  Interim Financial Information (Unaudited)

Unaudited interim information is summarized below:


                                         Total Revenues
Three Months Ended                   1999              1998
                                     (dollars in thousands)

    March 31                      $  422,636        $  388,665
    June 30                          424,191           396,094
    September 30                     435,936           407,585
    December 31                      448,839           416,761

    Total                         $1,731,602        $1,609,105


                                     Income Before Provision
                                        for Income Taxes
Three Months Ended                   1999              1998
                                     (dollars in thousands)

    March 31                      $   79,739        $   71,129
    June 30                           86,671            72,687
    September 30                      85,102            73,978
    December 31                       31,147            77,797

    Total                         $  282,659        $  295,591


                                           Net Income
Three Months Ended                   1999              1998
                                     (dollars in thousands)

    March 31                      $   50,707        $   44,222
    June 30                           55,114            45,181
    September 30                      54,113            47,527
    December 31                       19,800            50,429

    Total                         $  179,734        $  187,359

Note 23.  Fair Value of Financial Instruments

The carrying values and estimated fair values of certain of the Company's financial instruments are presented below. The reader should exercise care in drawing conclusions based on fair value, since the fair values presented below can be misinterpreted and do not include the value associated with all of the Company's assets and liabilities.

                              December 31, 1999         December 31, 1998
                           Carrying          Fair    Carrying          Fair
                            Value           Value     Value           Value
                                         (dollars in thousands)
Assets

Net finance receivables,
  less allowance for
  finance receivable
  losses                  $10,634,371  $10,634,371  $ 9,274,667  $ 9,274,667
Investment securities         988,563      988,563      996,599      996,599
Cash and cash equivalents     146,710      146,710      148,002      148,002


Liabilities

Long-term debt              5,716,991    5,641,284    5,176,965    5,348,086
Short-term notes payable    4,457,520    4,457,520    3,683,648    3,683,648
Deposits                       32,118       32,062        1,874        1,906


Off-Balance Sheet Financial
  Instruments

Unused customer credit
  limits                         -            -            -            -
Interest rate swap
  agreements                     -          23,129         -         (36,697)



                 VALUATION METHODOLOGIES AND ASSUMPTIONS

We used the following methods and assumptions to estimate the fair value of the financial instruments.


Finance Receivables

Fair values of net finance receivables (which approximate carrying amount less allowance for finance receivable losses) were estimated using projected cash flows, computed by category of finance receivable, discounted at the weighted-average interest rates currently being offered for similar finance receivables. Cash flows were based on contractual payment terms adjusted for delinquencies and finance receivable losses. The fair value estimates do not reflect the value of the underlying customer relationships or the related distribution systems.

Investment Securities

When available, quoted market prices were used as fair values of investment securities. For investment securities not actively traded, we estimated fair values using values obtained from independent pricing services or, in the case of some private placements, by discounting expected future cash flows using a current market rate applicable to yield, credit quality, and average life of the investments.


Cash and Cash Equivalents

The carrying values of cash and cash equivalents approximated the fair values.


Long-term Debt

The fair values of long-term debt were estimated using cash flows discounted at current borrowing rates.


Short-term Notes Payable

The carrying values of short-term notes payable approximated the fair values.


Unused Customer Credit Limits

The unused credit limits available to our customers have no fair value. The interest rates charged on these facilities can be changed at our discretion for private label, or are adjustable and reprice frequently for loan and retail revolving lines of credit. These amounts, in part or in total, can be cancelled at the discretion of the Company.


Derivative Financial Instruments

The fair values of interest rate swap agreements were estimated using cash flows discounted at current market rates.

                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K


(a) (1) and (2) The following consolidated financial statements of American General Finance, Inc. and subsidiaries are included in Item 8:

          Consolidated Balance Sheets, December 31, 1999 and 1998

          Consolidated Statements of Income, years ended December 31, 1999, 1998, and 1997

          Consolidated Statements of Shareholder's Equity, years ended December 31, 1999, 1998, and 1997

          Consolidated Statements of Cash Flows, years ended December 31, 1999, 1998, and 1997

          Consolidated Statements of Comprehensive Income, years ended December 31, 1999, 1998, and 1997

          Notes to Consolidated Financial Statements

    Schedule I--Condensed Financial Information of Registrant is included in Item 14(d).

    All other financial statement schedules have been omitted because they are inapplicable.

    (3)   Exhibits:

          Exhibits are listed in the Exhibit Index beginning on page 69 herein.

(b) Reports on Form 8-K

    No Current Reports on Form 8-K were filed during the fourth quarter of 1999.

(c) Exhibits

    The exhibits required to be included in this portion of Item 14. are submitted as a separate section of this report.

Item 14(d).


Schedule I - Condensed Financial Information of Registrant

                     American General Finance, Inc.
                        Condensed Balance Sheets



                                                         December 31,
                                                     1999            1998
                                                    (dollars in thousands)
Assets

Cash                                              $      312      $    4,670
Investment in subsidiaries                         1,727,479       1,637,634
Notes receivable from subsidiaries                   212,987         212,232
Other assets                                          76,039          46,516

Total assets                                      $2,016,817      $1,901,052


Liabilities and Shareholder's Equity

Long-term debt, 6.35% - 9.00%
  due 2000 - 2002                                 $    7,236     $    14,953
Short-term notes payable:
  Notes payable to banks                             211,000         198,000
  Notes payable to subsidiaries                      189,973         183,018
Other liabilities                                     81,373           1,676

Total liabilities                                    489,582         397,647

Shareholder's equity:
  Common stock                                         1,000           1,000
  Additional paid-in capital                         876,708         822,497
  Other equity                                        (6,696)         39,419
  Retained earnings                                  656,223         640,489

Total shareholder's equity                         1,527,235       1,503,405

Total liabilities and shareholder's equity        $2,016,817      $1,901,052


<F1>
See Notes to Condensed Financial Statements.

                     American General Finance, Inc.
                     Condensed Statements of Income



                                                 Years Ended December 31,
                                                1999       1998       1997
                                                  (dollars in thousands)
Revenues
  Dividends received from subsidiaries        $166,524   $ 42,875   $147,136
  Interest and other                            21,331     19,536     25,560

Total revenues                                 187,855     62,411    172,696

Expenses
  Interest expense                              29,651     27,439     26,950
  Operating expenses                             1,434      3,929     12,130
  Litigation settlement                         57,000       -          -

Total expenses                                  88,085     31,368     39,080

Income before income taxes and equity
  in undistributed (overdistributed)
  net income of subsidiaries                    99,770     31,043    133,616

Income Tax Credit                               24,080      4,135      4,883

Income before equity in undistributed
  (overdistributed) net income of
  subsidiaries                                 123,850     35,178    138,499

Equity in Undistributed (Overdistributed)
  Net Income of Subsidiaries                    55,884    152,181     (9,066)

Net Income                                    $179,734   $187,359   $129,433


<F1>
See Notes to Condensed Financial Statements.

                     American General Finance, Inc.
                   Condensed Statements of Cash Flows


                                                    Years Ended December 31,
                                                  1999        1998       1997
                                                    (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                    $ 179,734   $ 187,359   $ 129,433
Reconciling adjustments:
  Equity in (undistributed) overdistributed
    net income of subsidiaries                  (55,884)   (152,181)      9,066
  Change in other assets and other liabilities  (28,519)       (153)    (11,203)
  Litigation settlement                          57,000        -           -
  Other, net                                      4,065      (1,816)     13,437
Net cash provided by operating activities       156,396      33,209     140,733

Cash Flows from Investing Activities
  Capital contributions to subsidiaries         (82,598)    (92,000)    (27,000)
  Transfer of liabilities from subsidiary        22,996        -           -
  Net additions to fixed assets                  (2,389)       (522)     (7,184)
Net cash used for investing activities          (61,991)    (92,522)    (34,184)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt         -           -          3,616
  Repayment of long-term debt                    (7,963)    (55,553)    (16,320)
  Change in notes receivable or payable
    with parent and subsidiaries                  6,200     (31,025)      1,715
  Change in notes payable to banks               13,000     103,000     (16,000)
  Capital contributions from parent              54,000      79,000      46,500
  Dividends paid                               (164,000)    (31,600)   (126,500)
Net cash (used for) provided by
  financing activities                          (98,763)     63,822    (106,989)

(Decrease) increase in cash                      (4,358)      4,509        (440)
Cash at beginning of year                         4,670         161         601
Cash at end of year                           $     312   $   4,670   $     161


<F1>
See Notes to Condensed Financial Statements.

                     American General Finance, Inc.
                 Notes to Condensed Financial Statements
                            December 31, 1999




Note 1.  Accounting Policies

AGFI's investments in subsidiaries are stated at cost plus the equity in undistributed net income of subsidiaries since the date of the acquisition. The condensed financial statements of the registrant should be read in conjunction with AGFI's consolidated financial statements.



Note 2.  Long-Term Debt

Maturities of long-term debt at December 31, 1999 were as follows: 2000, $4.0 million; 2001, $1.9 million; and 2002, $1.3 million.

                               Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2000.

                                  AMERICAN GENERAL FINANCE, INC.


                                  By: /s/  Robert A. Cole
                                           Robert A. Cole
                                  (Senior Vice President and
                                   Chief Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2000.


/s/  Frederick W. Geissinger          /s/  W. Tal Bratton
     Frederick W. Geissinger               W. Tal Bratton
(President and Chief Executive        (Director)
 Officer and Director -
 Principal Executive Officer)
                                      /s/  Jerry L. Gilpin
                                           Jerry L. Gilpin
/s/  Robert A. Cole                   (Director)
     Robert A. Cole
(Senior Vice President and
 Chief Financial Officer and          /s/  Philip M. Hanley
 Director - Principal                      Philip M. Hanley
 Financial Officer)                   (Director)


/s/  George W. Schmidt                /s/  Bennie D. Hendrix
     George W. Schmidt                     Bennie D. Hendrix
(Controller and Assistant             (Director)
 Secretary - Principal
 Accounting Officer)


/s/  Stephen L. Blake
     Stephen L. Blake
(Director)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934.

No annual report to security-holders or proxy material has been sent to security-holders.

                              Exhibit Index


Exhibit
Number

(3) a. Restated Articles of Incorporation of American General Finance, Inc. (formerly Credithrift Financial, Inc.) dated May 27, 1988 and amendments thereto dated September 7, 1988 and March 20, 1989. Incorporated by reference to Exhibit (3)a. filed as a part of the Company's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 1-7422).

     b. By-laws of American General Finance, Inc. Incorporated by reference to Exhibit (3)b. filed as a part of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7422).

(4) a. The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of the Company's long-term debt and our consolidated subsidiaries. In the aggregate, the outstanding issuances of debt under each of the Indentures referred to under items (1) and (2) below exceed 10% of the Company's total assets on a consolidated basis.

         (1) Indenture dated as of October 1, 1994 from American General Finance Corporation to The Chase Manhattan Bank.
              Incorporated by reference to Exhibit 4(a) filed as a part of American General Finance Corporation's Registration Statement on Form S-3 (Registration No. 33-55803).

         (2) Indenture dated as of May 1, 1997 from American General Finance Corporation to Bank One, National Association (formerly known as The First National Bank of Chicago). Incorporated by reference to Exhibit 4(a) filed as a part of American General Finance Corporation's Registration Statement on Form S-3 (Registration No. 333-28925).

     b. In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain other instruments defining the rights of holders of the Company's long-term debt and our subsidiaries have not been filed as exhibits to this Annual Report on Form 10-K because the total amount of securities authorized and outstanding under each instrument does not exceed 10% of the total assets of the Company on a consolidated basis. We hereby agree to furnish a copy of each instrument to the Securities and Exchange Commission upon request.

(12)     Computation of ratio of earnings to fixed charges.

(23)     Consent of Ernst & Young LLP, Independent Auditors

(27)     Financial Data Schedule