Form 10-Q
period 2000-03-31
AMERICAN GENERAL FINANCE INC
filed 2000-05-15
CIK 25600

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2000

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

At May 15, 2000, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                       Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements


               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Income
                                 (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                        2000          1999
                                                      (dollars in thousands)
Revenues
  Finance charges                                     $390,600      $357,394
  Insurance                                             48,167        42,934
  Other                                                 28,490        22,308

Total revenues                                         467,257       422,636

Expenses
  Interest expense                                     163,141       137,545
  Operating expenses                                   136,909       133,669
  Provision for finance receivable losses               48,569        51,810
  Insurance losses and loss adjustment
    expenses                                            24,987        19,873

Total expenses                                         373,606       342,897

Income before provision for income taxes                93,651        79,739

Provision for Income Taxes                              34,127        29,032


Net Income                                            $ 59,524      $ 50,707



<F1>
See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)



                                                  March 31,     December 31,
                                                    2000             1999
                                                    (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges:
    Real estate loans                            $ 7,232,182     $ 7,104,227
    Non-real estate loans                          2,520,755       2,576,081
    Retail sales finance                           1,359,584       1,349,689

Net finance receivables                           11,112,521      11,029,997
Allowance for finance receivable losses             (368,576)       (395,626)
Net finance receivables, less allowance
  for finance receivable losses                   10,743,945      10,634,371

Investment securities                              1,035,069         988,563
Cash and cash equivalents                            143,600         146,710
Other assets                                         838,262         865,663

Total assets                                     $12,760,876     $12,635,307


Liabilities and Shareholder's Equity

Long-term debt                                   $ 5,701,502     $ 5,716,991
Short-term notes payable:
  Commercial paper                                 4,330,183       4,245,961
  Banks and other                                    208,437         211,559
Deposits                                              31,237          32,118
Insurance claims and policyholder
  liabilities                                        466,327         462,100
Other liabilities                                    421,398         416,572
Accrued taxes                                         46,879          22,771

Total liabilities                                 11,205,963      11,108,072

Shareholder's equity:
  Common stock                                         1,000           1,000
  Additional paid-in capital                         876,708         876,708
  Accumulated other comprehensive loss               (11,536)         (6,696)
  Retained earnings                                  688,741         656,223

Total shareholder's equity                         1,554,913       1,527,235

Total liabilities and shareholder's equity       $12,760,876     $12,635,307



<F1>
See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                      2000           1999
                                                     (dollars in thousands)
Cash Flows from Operating Activities
Net income                                         $    59,524   $    50,707
Reconciling adjustments:
  Provision for finance receivable losses               48,569        51,810
  Depreciation and amortization                         34,159        30,727
  Deferral of finance receivable origination
    costs                                              (13,353)      (12,693)
  Deferred income tax charge (benefit)                   1,208           (58)
  Change in other assets and other liabilities          23,502       (12,849)
  Change in insurance claims and policyholder
    liabilities                                          4,227        (5,274)
  Change in taxes receivable and payable                28,269        29,098
  Other, net                                             6,240        26,661
Net cash provided by operating activities              192,345       158,129

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (1,505,112)   (1,452,457)
  Principal collections on finance receivables       1,332,937     1,248,448
  Investment securities purchased                     (119,160)     (110,991)
  Investment securities called, matured and sold        67,429        78,714
  Change in premiums on finance receivables
    purchased and deferred charges                      (1,523)       (7,161)
  Other, net                                            (6,848)      (10,703)
Net cash used for investing activities                (232,277)     (254,150)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt             379,134       314,559
  Repayment of long-term debt                         (395,531)      (25,859)
  Change in deposits                                      (881)         (148)
  Change in short-term notes payable                    81,100      (178,687)
  Dividends paid                                       (27,000)      (41,001)
Net cash provided by financing activities               36,822        68,864

Decrease in cash and cash equivalents                   (3,110)      (27,157)
Cash and cash equivalents at beginning of period       146,710       148,002
Cash and cash equivalents at end of period         $   143,600   $   120,845

Supplemental Disclosure of Cash Flow
  Information
    Income taxes paid                              $     4,161   $       648
    Interest paid                                  $   194,517   $   155,021



<F1>
See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Comprehensive Income
                                 (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                        2000          1999
                                                      (dollars in thousands)

Net income                                            $ 59,524      $ 50,707

Other comprehensive income:
  Net unrealized losses on investment
    securities                                          (3,775)      (15,658)
  Income tax effect                                      1,321         5,494

  Net unrealized losses on investment
    securities, net of tax                              (2,454)      (10,164)

  Reclassification adjustment for realized
    gains included in net income                        (3,671)         (305)
  Income tax effect                                      1,285            93

  Realized gains included in net income,
    net of tax                                          (2,386)         (212)

Other comprehensive loss, net of tax                    (4,840)      (10,376)


Comprehensive income                                  $ 54,684      $ 40,331



<F1>
See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                               March 31, 2000



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



Note 2.  Adjustments and Reclassifications

Our condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair presentation of the Company's consolidated financial position at March 31, 2000 and December 31, 1999, our consolidated results of operations for the three months ended March 31, 2000 and 1999, our consolidated cash flows for the three months ended March 31, 2000 and 1999, and our consolidated comprehensive income for the three months ended March 31, 2000 and 1999. Our condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

To conform with the 2000 presentation, certain items in the prior period have been reclassified.



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



Note 4.  Derivative Financial Instruments

Our principal borrowing subsidiary is American General Finance Corporation
(AGFC), a wholly-owned subsidiary of AGFI. AGFC makes limited use of derivative financial instruments to manage the cost of its debt and is neither a dealer nor a trader in derivative financial instruments. AGFC has generally limited its use of derivative financial instruments to interest rate swap agreements.

AGFC uses interest rate swap agreements to reduce its exposure to market interest expense rate increases by synthetically converting certain floating-rate debt to a fixed-rate basis. At March 31, 2000, interest rate swap agreements in which AGFC contracted to pay interest at fixed rates and receive interest at floating rates totaled $1.3 billion in notional amount, with a weighted average pay rate of 6.72% and a weighted average receive rate of 5.78%.

As an alternative to fixed-rate term debt, AGFC's interest rate swap agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in the first three months of 2000 or 1999.



Note 5.  Segment Information

We have two business segments: consumer finance and insurance. Our segments are defined by financial service product. During first quarter 2000, the centralized real estate operation was decentralized and merged into the consumer branches operation. The resulting new segment has been named the consumer finance operation. The consumer finance operation originates home equity and consumer loans, acquires individual first and second mortgage loans originated by real estate brokers, purchases portfolios of mortgage loans originated by various real estate lenders, extends lines of credit, offers retail sales financing to merchants, and sells credit and non-credit insurance products. The insurance operation writes and assumes credit and non-credit insurance through products that are sold principally by the consumer finance operation.

The following tables display information about the Company's segments as well as a reconciliation of total segment pretax income to the condensed consolidated financial statement amounts.

For the three months ended March 31, 2000:

                              Consumer                         Total
                              Finance        Insurance       Segments
                                       (dollars in thousands)
Revenues:
  External:
    Finance charges          $408,866        $   -            $408,866
    Insurance                     247          47,920           48,167
    Other                         442          22,020           22,462
  Intercompany                 19,394         (18,619)             775
Pretax income                  97,339          18,793          116,132



For the three months ended March 31, 1999:

                              Consumer                         Total
                              Finance        Insurance       Segments
                                       (dollars in thousands)
Revenues:
  External:
    Finance charges          $371,193        $   -            $371,193
    Insurance                     443          42,491           42,934
    Other                       2,556          19,868           22,424
  Intercompany                 17,511         (16,900)             611
Pretax income                  81,185          18,126           99,311

Reconciliation of total segment pretax income to the condensed consolidated financial statement amounts is summarized below:

                                            Three Months Ended
                                                 March 31,
                                           2000            1999
                                          (dollars in thousands)
Pretax income:
  Segments                                $116,132      $ 99,311
  Corporate                                (23,953)      (17,045)
  Adjustments                                1,472        (2,527)

Total consolidated pretax income          $ 93,651      $ 79,739



Note 6.  Legal Contingencies

Satellite Dish Litigation

In the mid-1990s, one of our subsidiaries, A.G. Financial Service Center, Inc. (Financial Service Center), formerly named American General Financial Center, provided financing for satellite dishes sold by independent unaffiliated dealers. On May 18, 1999, the Chancery Court of the First Judicial District of Jones County, Mississippi in a case captioned Clayton
D. Smith, et al. v. Delta TV Corporation, Don Acy, US Electronics, American General Financial Center, Civil Action No. 96-0254 (the Clayton Smith matter), rendered a judgment awarding approximately $500,000 in compensatory damages and $167 million in punitive damages against Financial Service Center. The lawsuit was filed on November 15, 1996, by 29 individuals who had each purchased a satellite dish. Financial Service Center, together with certain other American General companies, currently are named as defendants in other pending cases involving the financing of satellite dishes.

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

In January 2000, settlement agreements were entered into in connection with the Clayton Smith matter and other pending cases relating to satellite dish financing. Accordingly, we recorded a charge of $57.0 million ($36.2 million aftertax) in fourth quarter 1999 to cover the proposed settlements and other litigation. Resolution of the satellite dish litigation within the recorded charge is dependent upon a number of factors, including obtaining the bankruptcy court's approval of Financial Service Center's plan of reorganization. If court approvals are obtained and appeals are not taken, we expect that the settlements will be final in third quarter 2000.

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

The following table shows principal sources and uses of cash flow:

                                           Three Months Ended
                                                March 31,
                                           2000           1999
                                          (dollars in millions)
Principal sources of cash flow:

  Operations                              $192.3         $158.1
  Net issuance of debt                      63.8          109.9

Principal sources of cash flow            $256.1         $268.0


Principal uses of cash flow:

  Net originations and purchases
    of finance receivables                $172.2         $204.0
  Dividends paid                            27.0           41.0

Principal uses of cash flow               $199.2         $245.0


We believe that the overall sources of liquidity available to the Company will continue to be sufficient to satisfy our foreseeable financial obligations and operational requirements.

Capital Resources
                                                  March 31,
                                            2000             1999
                                            (dollars in millions)

Long-term debt                             $ 5,701.5     $ 5,466.6
Short-term debt                              4,538.7       3,505.0
Deposits                                        31.2           1.7

Total debt                                  10,271.4       8,973.3
Equity                                       1,554.9       1,502.7

Total capital                              $11,826.3     $10,476.0

Net finance receivables                    $11,112.5     $ 9,805.6
Debt to tangible equity ratio                   7.50          7.48


Our capital requirements vary directly with the level of net finance receivables. The mix of capital between debt and equity is based primarily upon maintaining leverage that supports cost-effective funding.

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC obtains most of our fixed-rate debt through issuances of medium-term notes and underwritten debt offerings with maturities generally ranging from two to ten years. AGFC and one of its subsidiaries obtain most of our floating-rate debt through sales of commercial paper. Commercial paper, with maturities ranging from 1 to 270 days, is sold directly to banks, insurance companies, corporations, and other institutional investors. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days.

AGFI has paid dividends to (or received capital contributions from) American General to manage our leverage of debt to tangible equity (equity less goodwill and net unrealized gains or losses on investment securities) to 7.50 to 1. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. An AGFC financing agreement limits the amount of dividends AGFC may pay but has not prevented the Company from managing its capital to targeted leverage.


Liquidity Facilities

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. The Company is an eligible borrower under committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). At March 31, 2000, the annual commitment fees for the shared committed facilities ranged from .05% to
 .07%. We pay only an allocated portion of the commitment fees for the shared committed facilities. The Company also has uncommitted credit facilities and is an eligible borrower under uncommitted credit facilities extended to American General and certain of its subsidiaries (the "shared uncommitted facilities"). Available borrowings under all facilities are reduced by any outstanding borrowings.

Information concerning the credit facilities follows:

                                                   March 31,
                                              2000           1999
                                             (dollars in millions)
Committed credit facilities:
  Shared committed facilities                $5,600.0     $5,000.0
  Borrowings                                       -            -

  Remaining availability                     $5,600.0     $5,000.0

Uncommitted credit facilities:
  Company uncommitted facilities             $  271.0     $  363.5
  Shared uncommitted facilities                  50.0        150.0
  Borrowings                                   (208.0)      (171.0)

  Remaining availability                     $  113.0     $  342.5


In addition, a subsidiary of AGFI arranges interim financing for third-party mortgage originators through a purchase facility. At March 31, 2000, this facility totaled $250.0 million with remaining availability of $75.0 million.



          ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                                              Three Months Ended
                                                   March 31,
                                              2000           1999
                                             (dollars in millions)

Net income                                   $ 59.5         $ 50.7
  Return on average assets (annualized)       1.87%          1.81%
  Return on average equity (annualized)      15.40%         13.38%
  Ratio of earnings to fixed charges          1.56x          1.56x


Net income increased $8.8 million, or 17%, for the three months ended March 31, 2000 when compared to the same period in 1999. See Note 5. of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company's business segments.

Factors that specifically affected the Company's operating results are as follows:


Finance Charges
                                              Three Months Ended
                                                   March 31,
                                              2000           1999
                                             (dollars in millions)

Finance charges                              $   390.6   $   357.4
  Average net receivables                    $11,057.7   $ 9,720.9
  Yield                                         14.19%      14.85%


Finance charges increased $33.2 million, or 9%, for the three months ended March 31, 2000 when compared to the same period in 1999 primarily due to higher average net receivables, partially offset by lower yield. Average net receivables increased $1.3 billion, or 14%, for the three months ended March 31, 2000 when compared to the same period in 1999 primarily due to growth in real estate loans. At March 31, 2000, real estate loans accounted for 65% of total net finance receivables outstanding, compared to 62% at March 31, 1999. Yield decreased 66 basis points for the three months ended March 31, 2000 when compared to the same period in 1999 reflecting the larger proportion of finance receivables that are real estate loans, which generally have lower yields, and a decline in real estate loan yield.


Insurance Revenues
                                              Three Months Ended
                                                   March 31,
                                              2000           1999
                                             (dollars in millions)

Insurance revenues                           $48.2           $42.9
  Premiums earned                            $47.5           $42.2
  Insurance revenues (annualized)
    as a percentage of average net
    receivables                              1.74%           1.77%


Insurance revenues increased $5.3 million, or 12%, for the three months ended March 31, 2000 when compared to the same period in 1999 primarily due to higher earned premiums. Earned premiums increased primarily due to higher related loan volume during 1998 and 1999.


Other Revenues
                                              Three Months Ended
                                                   March 31,
                                              2000           1999
                                             (dollars in millions)

Other revenues                               $28.5           $22.3
  Investment revenue                         $25.7           $20.1


Other revenues increased $6.2 million, or 28%, for the three months ended March 31, 2000 when compared to the same period in 1999 primarily due to higher investment revenue. The increase in investment revenue for the three months ended March 31, 2000 reflected growth in average invested assets, higher realized gains, and higher adjusted portfolio yield.


Interest Expense
                                              Three Months Ended
                                                   March 31,
                                              2000           1999
                                             (dollars in millions)

Interest expense                             $   163.1   $   137.5
  Average borrowings                         $10,169.5   $ 8,872.3
  Borrowing cost                                 6.42%       6.22%


Interest expense increased $25.6 million, or 19%, for the three months ended March 31, 2000 when compared to the same period in 1999 primarily due to higher average borrowings and higher borrowing cost. Average borrowings increased $1.3 billion, or 15%, for the three months ended March 31, 2000 when compared to the same period in 1999 primarily to support finance receivable growth. Borrowing cost increased 20 basis points for the three months ended March 31, 2000 when compared to the same period in 1999 due to higher rates on short-term debt, partially offset by lower rates on long-term debt.

Operating Expenses
                                              Three Months Ended
                                                   March 31,
                                              2000           1999
                                             (dollars in millions)

Operating expenses                           $136.9         $133.7
  Operating expenses (annualized)
    as a percentage of average
    net receivables                           4.95%          5.50%


Operating expenses increased $3.2 million, or 2%, for the three months ended March 31, 2000 when compared to the same period in 1999 primarily due to increases in data processing expenses, salaries, and advertising expenses, partially offset by lower litigation expenses. Operating expenses were also favorably impacted by a workforce reduction of approximately 400 positions during the last twelve months due to improved productivity.

The improvement in operating expenses as a percentage of average net receivables for the three months ended March 31, 2000 when compared to the same period in 1999 reflects continued improvement in operating efficiencies.


Provision for Finance Receivable Losses
                                              Three Months Ended
                                                   March 31,
                                              2000           1999
                                             (dollars in millions)

Provision for finance receivable
  losses                                     $ 48.6         $ 51.8
  Net charge-offs                            $ 48.6         $ 51.8
  60 day+ delinquency                        $354.7         $377.9
  Allowance for finance receivable
    losses                                   $368.6         $384.2


Provision for finance receivable losses decreased $3.2 million, or 6%, for the three months ended March 31, 2000 when compared to the same period in 1999 due to lower net charge-offs.

The following table shows charge-off ratios by type of finance receivable:

                                              Three Months Ended
                                                   March 31,
                                              2000           1999

Real estate loans                            0.65%           0.47%
Non-real estate loans                        4.68            5.56
Retail sales finance                         2.08            2.96
  Total charge-off ratio                     1.76            2.14


The decrease in the charge-off ratio for the three months ended March 31, 2000 when compared to the same period in 1999 reflected the results of past and ongoing credit quality improvement efforts, including consistent adherence to strict underwriting guidelines, improved credit risk management systems, and an increased proportion of real estate loans.

The following table shows delinquency ratios by type of finance receivable:

                                    March 31,          December 31,
                                2000        1999           1999

Real estate loans              2.98%        3.34%          3.02%
Non-real estate loans          4.04         5.22           5.37
Retail sales finance           1.55         1.96           1.85
  Total delinquency ratio      3.05         3.65           3.46


The decrease in the delinquency ratio at March 31, 2000 when compared to March 31, 1999 reflected the continued improvement in credit quality resulting from consistent adherence to strict underwriting guidelines, improved credit risk management systems, and the increased proportion of real estate loans. The decrease in the delinquency ratio also reflected the sale of fully-reserved delinquent net finance receivables totaling $27.1 million (gross balances totaling $34.8 million) in first quarter 2000, consisting of non-real estate loans ($25.0 million) and retail sales finance ($2.1 million). The delinquency ratio at December 31, 1999 would have been 3.20% had this sale occurred at year-end 1999.

The following table shows selected statistics relating to the allowance for finance receivable losses:

                                 At or for the        At or for the
                               Three Months Ended   Three Months Ended
                                    March 31,          December 31,
                                2000        1999           1999

Allowance ratio                3.32%        3.92%          3.59%
Charge-off coverage            1.90x        1.85x          1.75x


We periodically evaluate our finance receivable portfolio to determine the level of the allowance for finance receivable losses. In our opinion, the allowance is adequate to absorb anticipated losses in our existing portfolio. The charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), improved for first quarter 2000 when compared to the same period in 1999. The allowance ratio at December 31, 1999 and charge-off coverage for the three months ended December 31, 1999 would have been 3.35% and 1.63x, respectively, had the sale of $27.1 million of fully-reserved net finance receivables occurred at year-end 1999.


Insurance Losses and Loss Adjustment Expenses

                                              Three Months Ended
                                                   March 31,
                                              2000           1999
                                             (dollars in millions)

Claims incurred                              $22.7           $20.6
Change in benefit reserves                     2.3            (0.7)

Insurance losses and loss
  adjustment expenses                        $25.0           $19.9


Insurance losses and loss adjustment expenses increased $5.1 million, or 26%, for the three months ended March 31, 2000 when compared to the same period in 1999 due to increases in provision for future benefits and claims. Provision for future benefits increased $3.0 million for the three months ended March 31, 2000 due to increased sales of non-credit insurance products. Claims increased $2.1 million for the three months ended March 31, 2000 primarily due to unusually low loss experience in first quarter 1999.

Provision for Income Taxes
                                              Three Months Ended
                                                   March 31,
                                              2000           1999
                                             (dollars in millions)

Provision for income taxes                   $ 34.1         $ 29.0
  Pretax income                              $ 93.7         $ 79.7
  Effective income tax rate                  36.44%         36.41%


The provision for income taxes increased $5.1 million, or 18%, for the three months ended March 31, 2000 when compared to the same period in 1999 primarily due to higher taxable income.


Asset/Liability Management

We manage anticipated cash flows of our assets and liabilities in an effort to reduce the risk associated with unfavorable changes in interest rates. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the assets being supported. We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary means by which we accomplish this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate debt by altering the nature of certain floating-rate funding, thereby limiting our exposure to market interest rate increases. At March 31, 2000, floating-rate debt represented 35% of total debt compared to 30% at March 31, 1999.



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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; (2) customer responsiveness to both products and distribution channels; (3) competitive, regulatory, or tax changes that affect the cost of, or demand for, our products; (4) our ability to secure necessary court and regulatory approvals; (5) adverse litigation results or resolution of litigation; and (6) the formation of strategic alliances or business combinations among our competitors or business partners. Readers are also directed to other risks and uncertainties discussed in other documents we filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

See Note 6. of the Notes to Condensed Consolidated Financial Statements in
Part I of this Form 10-Q.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company's exposure to market risk on the fair values of certain assets and liabilities is primarily related to changes in interest rates. Quantitative and qualitative disclosures about our market risk resulting from changes in interest rates on such fair values are included in Item 7A. in our 1999 Annual Report on Form 10-K. There have been no material changes in such risks during the quarter ended March 31, 2000. Refer to Note 4.
of the Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q for a discussion of our derivative financial instrument activity during first quarter 2000.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12)  Computation of Ratio of Earnings to Fixed Charges.
     (27)  Financial Data Schedule.


(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the first quarter of 2000.

                                Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AMERICAN GENERAL FINANCE, INC.
                                      (Registrant)



Date: May 15, 2000           By /s/ Robert A. Cole
                                    Robert A. Cole
                                Senior Vice President and Chief
                                  Financial Officer
                                (Duly Authorized Officer and Principal
                                  Financial Officer)

                              Exhibit Index


Exhibit

 (12)     Computation of Ratio of Earnings to Fixed Charges.

 (27)     Financial Data Schedule.