Form 10-Q
period 2000-06-30
AMERICAN GENERAL FINANCE INC
filed 2000-08-08
CIK 25600

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000

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

At August 8, 2000, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                       Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements


               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Income
                                 (Unaudited)


                                  Three Months Ended       Six Months Ended
                                        June 30,               June 30,
                                    2000       1999        2000       1999
                                            (dollars in thousands)
Revenues
  Finance charges                 $398,255   $356,031    $788,855   $713,425
  Insurance                         48,752     45,593      96,919     88,527
  Other                             22,250     22,567      50,740     44,875

Total revenues                     469,257    424,191     936,514    846,827

Expenses
  Interest expense                 169,975    138,835     333,116    276,380
  Operating expenses               135,649    131,036     272,558    264,705
  Provision for finance
    receivable losses               48,443     48,088      97,012     99,898
  Insurance losses and loss
    adjustment expenses             22,097     19,561      47,084     39,434
  Other charge                      50,000       -         50,000       -

Total expenses                     426,164    337,520     799,770    680,417

Income before provision for
  income taxes                      43,093     86,671     136,744    166,410

Provision for Income Taxes          16,418     31,557      50,545     60,589


Net Income                        $ 26,675   $ 55,114    $ 86,199   $105,821



<F1>
See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)



                                                  June 30,      December 31,
                                                    2000             1999
                                                    (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges:
    Real estate loans                            $ 7,248,536     $ 7,104,227
    Non-real estate loans                          2,989,099       2,576,081
    Retail sales finance                           1,405,954       1,349,689

Net finance receivables                           11,643,589      11,029,997
Allowance for finance receivable losses             (383,415)       (395,626)
Net finance receivables, less allowance
  for finance receivable losses                   11,260,174      10,634,371

Investment securities                              1,040,318         988,563
Cash and cash equivalents                            188,062         146,710
Other assets                                         888,127         865,663

Total assets                                     $13,376,681     $12,635,307


Liabilities and Shareholder's Equity

Long-term debt                                   $ 5,850,198     $ 5,716,991
Short-term notes payable:
  Commercial paper                                 4,631,026       4,245,961
  Banks and other                                    235,000         211,559
Deposits                                              36,545          32,118
Insurance claims and policyholder
  liabilities                                        474,819         462,100
Other liabilities                                    545,207         416,572
Accrued taxes                                         24,211          22,771

Total liabilities                                 11,797,006      11,108,072

Shareholder's equity:
  Common stock                                         1,000           1,000
  Additional paid-in capital                         876,708         876,708
  Accumulated other comprehensive loss               (13,457)         (6,696)
  Retained earnings                                  715,424         656,223

Total shareholder's equity                         1,579,675       1,527,235

Total liabilities and shareholder's equity       $13,376,681     $12,635,307



<F1>
See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)



                                                        Six Months Ended
                                                            June 30,
                                                      2000           1999
                                                     (dollars in thousands)
Cash Flows from Operating Activities
Net income                                         $    86,199   $   105,821
Reconciling adjustments:
  Provision for finance receivable losses               97,012        99,898
  Depreciation and amortization                         71,899        63,628
  Deferral of finance receivable origination
    costs                                              (26,779)      (25,421)
  Deferred income tax charge                               825         3,657
  Change in other assets                               (12,946)      (32,283)
  Change in other liabilities                          128,639        37,566
  Change in insurance claims and policyholder
    liabilities                                         12,719         4,399
  Change in taxes receivable and payable                (9,992)        1,546
  Other, net                                             2,888        24,042
Net cash provided by operating activities              350,464       282,853

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (3,403,505)   (2,921,400)
  Principal collections on finance receivables       2,655,241     2,513,266
  Acquisition of Standard Pacific Savings, F.A.           -           44,528
  Investment securities purchased                     (178,568)     (173,355)
  Investment securities called, matured and sold       117,716       123,842
  Change in premiums on finance receivables
    purchased and deferred charges                      (7,401)      (12,947)
  Other, net                                            (9,958)      (16,328)
Net cash used for investing activities                (826,475)     (442,394)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt             830,754       454,867
  Repayment of long-term debt                         (699,324)     (190,729)
  Change in deposits                                     4,427         1,216
  Change in short-term notes payable                   408,506        58,014
  Dividends paid                                       (27,000)     (134,004)
Net cash provided by financing activities              517,363       189,364

Increase in cash and cash equivalents                   41,352        29,823
Cash and cash equivalents at beginning of period       146,710       148,002
Cash and cash equivalents at end of period         $   188,062   $   177,825

Supplemental Disclosure of Cash Flow
  Information
    Income taxes paid                              $    58,063   $    55,679
    Interest paid                                  $   331,692   $   264,918



<F1>
See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Comprehensive Income
                                 (Unaudited)



                                  Three Months Ended       Six Months Ended
                                        June 30,               June 30,
                                    2000       1999        2000       1999
                                            (dollars in thousands)

Net income                        $ 26,675   $ 55,114    $ 86,199   $105,821

Other comprehensive income:
  Net unrealized losses on
    investment securities           (4,340)   (25,086)     (8,115)   (40,744)
  Income tax effect                  1,521      8,842       2,842     14,336

  Net unrealized losses on
    investment securities,
    net of tax                      (2,819)   (16,244)     (5,273)   (26,408)

  Reclassification adjustment
    for realized losses (gains)
    included in net income           1,381       (654)     (2,290)      (959)
  Income tax effect                   (483)       166         802        259

  Realized losses (gains)
    included in net income,
    net of tax                         898       (488)     (1,488)      (700)

Other comprehensive loss,
    net of tax                      (1,921)   (16,732)     (6,761)   (27,108)


Comprehensive income              $ 24,754   $ 38,382    $ 79,438   $ 78,713



<F1>
See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                                June 30, 2000



Note 1.  Principles of Consolidation

American General Finance, Inc. will be referred to as "AGFI" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". We prepared the accompanying unaudited condensed consolidated financial statements using generally accepted accounting principles for interim periods. They include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all intercompany items. We did not include per share information because AGFI is a wholly-owned subsidiary of American General Corporation (American General).



Note 2.  Adjustments and Reclassifications

Our condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair presentation of the Company's consolidated financial position at June 30, 2000 and December 31, 1999, our consolidated results of operations for the three months and six months ended June 30, 2000 and 1999, our consolidated cash flows for the six months ended June 30, 2000 and 1999, and our consolidated comprehensive income for the three months and six months ended June 30, 2000 and 1999. Our condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

To conform with the 2000 presentation, we reclassified certain items in the prior period.



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

AGFC uses interest rate swap agreements to reduce its exposure to market interest rate increases by synthetically converting certain floating-rate debt to a fixed-rate basis. At June 30, 2000, interest rate swap agreements in which AGFC contracted to pay interest at fixed rates and receive interest at floating rates totaled $1.7 billion in notional amount, with a weighted average pay rate of 6.95% and a weighted average receive rate of 6.76%.

As an alternative to fixed-rate term debt, AGFC's interest rate swap agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in the first six months of 2000 or 1999.



Note 5.  Segment Information

We have two business segments: consumer finance and insurance. Our segments are defined by financial service product. During first quarter 2000, the centralized real estate operation was decentralized and merged into the consumer branches operation. The resulting new segment has been named the consumer finance operation. The consumer finance operation originates home equity and consumer loans, purchases loans and portfolios of loans originated by various lenders, extends lines of credit, offers retail sales financing to merchants, and sells credit and non-credit insurance products. The insurance operation writes and assumes credit and non-credit insurance through products that are sold principally by the consumer finance operation.

The following tables display information about the Company's segments as well as a reconciliation of total segment pretax income to the condensed consolidated financial statement amounts.

For the three months ended June 30, 2000:

                              Consumer                         Total
                              Finance        Insurance       Segments
                                       (dollars in thousands)
Revenues:
  External:
    Finance charges          $415,198        $   -            $415,198
    Insurance                     363          48,389           48,752
    Other                        (536)         22,133           21,597
  Intercompany                 16,893         (16,093)             800
Pretax income                  42,429          24,592           67,021



For the three months ended June 30, 1999:

                              Consumer                         Total
                              Finance        Insurance       Segments
                                       (dollars in thousands)
Revenues:
  External:
    Finance charges          $368,729        $   -            $368,729
    Insurance                     411          45,182           45,593
    Other                         774          20,041           20,815
  Intercompany                 17,609         (16,994)             615
Pretax income                  79,256          21,331          100,587

For the six months ended June 30, 2000:

                              Consumer                         Total
                              Finance        Insurance       Segments
                                       (dollars in thousands)
Revenues:
  External:
    Finance charges          $824,064        $   -            $824,064
    Insurance                     610          96,309           96,919
    Other                         (94)         44,153           44,059
  Intercompany                 36,287         (34,712)           1,575
Pretax income                 139,768          43,385          183,153



For the six months ended June 30, 1999:

                              Consumer                         Total
                              Finance        Insurance       Segments
                                       (dollars in thousands)
Revenues:
  External:
    Finance charges          $739,922        $   -            $739,922
    Insurance                     854          87,673           88,527
    Other                       3,330          39,909           43,239
  Intercompany                 35,120         (33,894)           1,226
Pretax income                 160,441          39,457          199,898


Reconciliation of total segment pretax income to the condensed consolidated financial statement amounts is summarized below:

                            Three Months Ended       Six Months Ended
                                  June 30,               June 30,
                              2000       1999        2000       1999
                                      (dollars in thousands)
Pretax income:
  Segments                  $ 67,021   $100,587    $183,153   $199,898
  Corporate                  (20,329)   (12,227)    (44,282)   (29,272)
  Adjustments                 (3,599)    (1,689)     (2,127)    (4,216)

Total consolidated
  pretax income             $ 43,093   $ 86,671    $136,744   $166,410



Note 6.  Other Charge

In late June 2000, we discovered a potential fraud committed against a subsidiary that conducts mortgage warehouse lending activities in our consumer finance operation. Recent mortgages processed by one originator allegedly had been funded based on fraudulent information. In July, the originator's license was suspended and the originator and its parent company filed for bankruptcy. Based on the available information, we recorded a charge of $50.0 million ($32.5 million aftertax) for our estimated loss related to this alleged fraud. We are pursuing all appropriate remedies to recover this loss, including insurance recovery and legal action.



Note 7.  Legal Contingencies

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                      LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sources of funds include operations, issuances of long-term debt, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, and acceptance of bank demand and time deposits. American General has also contributed capital to AGFI when needed for finance receivable growth or other circumstances.

The following table shows principal sources and uses of cash:

                                              Six Months Ended
                                                  June 30,
                                           2000             1999
                                           (dollars in millions)
Principal sources of cash:

  Operations                              $350.5           $282.9
  Net issuance of debt                     544.4            323.4

Principal sources of cash                 $894.9           $606.3


Principal uses of cash:

  Net originations and purchases
    of finance receivables                $748.3           $408.1
  Dividends paid                            27.0            134.0

Principal uses of cash                    $775.3           $542.1


We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable financial obligations and operational requirements.


Capital Resources
                                                  June 30,
                                           2000             1999
                                           (dollars in millions)

Long-term debt                            $ 5,850.2     $ 5,443.0
Short-term debt                             4,866.0       3,741.7
Deposits                                       36.5          49.0

Total debt                                 10,752.7       9,233.7
Equity                                      1,579.7       1,448.1

Total capital                             $12,332.4     $10,681.8

Net finance receivables                   $11,643.6     $ 9,958.7
Debt to tangible equity ratio                  7.69          7.49


Our capital varies directly with the level of net finance receivables. The capital mix of debt and equity is based primarily upon maintaining leverage that supports cost-effective funding.

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC obtains most of our fixed-rate debt through issuances of medium-term notes and underwritten debt offerings with maturities generally ranging from two to ten years. AGFI, AGFC, and one of AGFC's subsidiaries obtain most of our floating-rate debt through sales of commercial paper. Commercial paper, with maturities ranging from 1 to 270 days, is sold directly to banks, insurance companies, corporations, and other institutional investors. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days.

AGFI has paid dividends to (or received capital contributions from) American General to manage our leverage of debt to tangible equity (equity less goodwill and net unrealized gains or losses on investment securities) to 7.50 to 1. At June 30, 2000, the debt to tangible equity ratio exceeded the Company's target as a result of a $50.0 million ($32.5 million aftertax) charge for the estimated loss from an alleged fraud against our mortgage warehouse lending subsidiary. See Note 6. of the

Notes to Condensed Consolidated Financial Statements for information on the loss. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. An AGFC financing agreement limits the amount of dividends AGFC may pay but has not prevented the Company from managing its capital to targeted leverage.


Liquidity Facilities

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFI and AGFC are eligible borrowers under committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). At June 30, 2000, the annual commitment fees for the shared committed facilities ranged from .05% to
 .07%. We pay only an allocated portion of the commitment fees for the shared committed facilities. AGFI and certain subsidiaries also have uncommitted credit facilities. In addition, AGFI and AGFC are eligible borrowers under uncommitted credit facilities extended to American General and certain of its subsidiaries (the "shared uncommitted facilities"). Available borrowings under all facilities are reduced by any outstanding borrowings.

Information concerning the credit facilities follows:

                                                    June 30,
                                              2000           1999
                                             (dollars in millions)
Committed credit facilities:
  Shared committed facilities                $5,600.0     $5,000.0
  Borrowings                                       -            -

  Remaining availability                     $5,600.0     $5,000.0

Uncommitted credit facilities:
  Company uncommitted facilities             $  271.0     $  361.0
  Shared uncommitted facilities                  50.0        150.0
  Borrowings                                   (235.0)      (180.0)

  Remaining availability                     $   86.0     $  331.0


In addition, our mortgage warehouse lending subsidiary arranges interim financing for third-party mortgage originators through a purchase facility. At June 30, 2000, this facility totaled $250.0 million with remaining availability of $15.0 million.



          ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Net income                 $ 26.7        $ 55.1   $ 86.2        $105.8
  Return on average
    assets (annualized)      .82%         1.93%    1.34%         1.87%
  Return on average
    equity (annualized)     6.78%        14.63%   11.06%        14.00%
  Ratio of earnings to
    fixed charges                                  1.40x         1.59x

See Note 6. of the Notes to Condensed Consolidated Financial Statements for information on a $50.0 million ($32.5 million aftertax) charge for the estimated loss from an alleged fraud against our mortgage warehouse lending subsidiary. Without this non-recurring charge, net income for the three months ended June 30, 2000 would have been $59.2 million, an increase of $4.1 million, or 7%, over the same period in 1999. Similarly, net income for the six months ended June 30, 2000 would have been $118.7 million, an increase of $12.9 million, or 12%, over the same period in 1999. Including this non-recurring charge, net income decreased $28.4 million, or 52%, for the three months ended June 30, 2000 and $19.6 million, or 19%, for the six months ended June 30, 2000 when compared to the same periods in 1999. See Note 5. of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company's business segments.

Factors that specifically affected the Company's operating results are as follows:


Finance Charges
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Finance charges            $   398.3  $   356.0   $   788.9  $   713.4
  Average net receivables  $11,305.1  $ 9,862.4   $11,181.4  $ 9,791.6
  Yield                       14.15%     14.47%      14.17%     14.66%


Finance charges increased $42.3 million, or 12%, for the three months ended June 30, 2000 and $75.5 million, or 11%, for the six months ended June 30, 2000 when compared to the same periods in 1999 primarily due to higher average net receivables, partially offset by lower yield.

The following table shows average net receivables by type of finance receivable:

                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Real estate loans          $ 7,240.5  $ 6,131.2   $ 7,197.7  $ 6,014.2
Non-real estate loans        2,690.9    2,482.9     2,618.5    2,501.4
Retail sales finance         1,373.7    1,248.3     1,365.2    1,276.0
  Total average net
    receivables            $11,305.1  $ 9,862.4   $11,181.4  $ 9,791.6


Average net receivables increased $1.4 billion, or 15%, for the three months ended June 30, 2000 and $1.4 billion, or 14%, for the six months ended June 30, 2000 when compared to the same periods in 1999.

The following table shows yield by type of finance receivable:

                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999

Real estate loans          11.34%        11.51%   11.29%        11.70%
Non-real estate loans      21.86%        21.93%   22.05%        22.02%
Retail sales finance       13.85%        14.17%   14.19%        14.14%
  Total yield              14.15%        14.47%   14.17%        14.66%

Yield decreased 32 basis points for the three months ended June 30, 2000 and 49 basis points for the six months ended June 30, 2000 when compared to the same periods in 1999 reflecting the larger proportion of average net receivables in real estate loans, which generally have lower yields, and a decline in real estate loan yield.


Insurance Revenues
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Insurance revenues         $ 48.8        $ 45.6   $ 96.9        $ 88.5
  Premiums earned          $ 47.9        $ 44.7   $ 95.4        $ 86.9
  Insurance revenues
    (annualized)as a
    percentage of
    average net
    receivables             1.72%         1.85%    1.73%         1.81%


Insurance revenues increased $3.2 million, or 7%, for the three months ended June 30, 2000 and $8.4 million, or 9%, for the six months ended June 30, 2000 when compared to the same periods in 1999 primarily due to higher earned premiums. Earned premiums increased primarily due to higher written premium volume in 1999 and 2000.


Other Revenues
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Other revenues             $ 22.3        $ 22.6   $ 50.7        $ 44.9
  Investment revenue       $ 20.9        $ 20.6   $ 46.6        $ 40.7


Other revenues decreased $.3 million, or 1%, for the three months ended June 30, 2000 and increased $5.8 million, or 13%, for the six months ended June 30, 2000 when compared to the same periods in 1999. The increase in other revenues for the six months ended June 30, 2000 was primarily due to higher investment revenue reflecting growth in average invested assets, higher realized gains, and higher adjusted portfolio yield.


Interest Expense
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Interest expense           $   170.0  $   138.8   $   333.1  $   276.4
  Average borrowings       $10,430.3  $ 9,001.5   $10,299.9  $ 8,937.6
  Borrowing cost               6.52%      6.17%       6.47%      6.20%


Interest expense increased $31.2 million, or 22%, for the three months ended June 30, 2000 and $56.7 million, or 21%, for the six months ended June 30, 2000 when compared to the same periods in 1999 primarily due to higher average borrowings and higher borrowing cost. Average borrowings increased $1.4 billion, or 16%, for the three months ended June 30, 2000 and $1.4 billion, or 15%, for the six months ended June 30, 2000 when compared to the same periods in 1999 primarily to support finance receivable growth. Borrowing cost increased 35 basis points for the three months ended June 30, 2000 and 27 basis points for the six months ended June 30, 2000 when compared to the same periods in 1999 due to higher rates on short-term debt, partially offset by lower rates on long-term debt.


Operating Expenses
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Operating expenses         $135.6        $131.0   $272.6        $264.7
  Operating expenses
    (annualized)as a
    percentage of
    average net
    receivables             4.80%         5.31%    4.88%         5.41%


Operating expenses increased $4.6 million, or 4%, for the three months ended June 30, 2000 and $7.9 million, or 3%, for the six months ended June 30, 2000 when compared to the same periods in 1999 primarily due to increases in salaries and data processing expenses, partially offset by lower litigation expenses.

The improvement in operating expenses as a percentage of average net receivables for the three months and six months ended June 30, 2000 when compared to the same periods in 1999 reflects continued improvement in operating efficiencies.


Provision for Finance Receivable Losses

                                                      At or for the
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Provision for finance
  receivable losses        $ 48.4        $ 48.1   $ 97.0        $ 99.9
  Net charge-offs          $ 48.4        $ 48.1   $ 97.0        $ 99.9
  60 day+ delinquency                             $367.3        $370.6
  Allowance for finance
    receivable losses                             $383.4        $385.7


Provision for finance receivable losses increased $.3 million, or 1%, for the three months ended June 30, 2000 and decreased $2.9 million, or 3%, for the six months ended June 30, 2000 when compared to the same periods in 1999. The decrease in provision for finance receivable losses for the six months ended June 30, 2000 reflected lower net charge-offs.

The following table shows charge-off ratios by type of finance receivable:

                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999

Real estate loans          0.63%          0.57%   0.64%          0.52%
Non-real estate loans      4.54%          5.06%   4.61%          5.32%
Retail sales finance       1.94%          2.57%   2.01%          2.77%
  Total charge-off ratio   1.72%          1.96%   1.74%          2.05%

The decrease in the charge-off ratio for the three months and six months ended June 30, 2000 when compared to the same periods in 1999 reflected the results of past and ongoing credit quality improvement efforts, including consistent adherence to strict underwriting guidelines and an increased proportion of average net receivables in real estate loans.

The following table shows delinquency ratios by type of finance receivable:

                                            June 30,
                                        2000        1999

Real estate loans                      3.00%        3.21%
Non-real estate loans                  3.75         5.07
Retail sales finance                   1.57         1.88
  Total delinquency ratio              3.02         3.53


The decrease in the delinquency ratio at June 30, 2000 when compared to June 30, 1999 reflected the continued improvement in credit quality and the higher level of purchased receivables. The decrease in the delinquency ratio also reflected the sale of fully-reserved delinquent net finance receivables totaling $27.1 million (gross balances totaling $34.8 million) in first quarter 2000, consisting of non-real estate loans ($25.0 million) and retail sales finance ($2.1 million). This sale reduced the delinquency ratio by approximately 26 basis points at the time of sale.

The following table shows selected statistics relating to the allowance for finance receivable losses:

                                                      At or for the
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999

Allowance ratio                                   3.29%          3.87%
Charge-off coverage        1.98x          2.01x   1.98x          1.93x


We periodically evaluate our finance receivable portfolio to determine the level of the allowance for finance receivable losses. In our opinion, the allowance is adequate to absorb anticipated losses in our existing portfolio. During second quarter 2000, we increased the allowance for finance receivable losses $14.8 million by applying the purchase accounting method for our portfolio acquisitions. The allowance as a percentage of net finance receivables has continued to decline, reflecting the sale of fully-reserved net finance receivables totaling $27.1 million in first quarter 2000 and continued improvement in credit quality. The charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), has been essentially flat for the three months and six months ended June 30, 2000 when compared to the same periods in 1999.

Insurance Losses and Loss Adjustment Expenses

                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Claims incurred            $ 19.8        $ 18.8   $ 42.5        $ 39.4
Change in benefit
  reserves                 $  2.3        $   .8   $  4.6        $   -

Insurance losses and loss
  adjustment expenses      $ 22.1        $ 19.6   $ 47.1        $ 39.4


Insurance losses and loss adjustment expenses increased $2.5 million, or 13%, for the three months ended June 30, 2000 and $7.7 million, or 19%, for the six months ended June 30, 2000 when compared to the same periods in 1999 due to increases in provision for future benefits and claims. Provision for future benefits increased $1.5 million for the three months ended June 30, 2000 and $4.6 million for the six months ended June 30, 2000 due to increased sales of non-credit insurance products. Claims increased $1.0 million for the three months ended June 30, 2000 and $3.1 million for the six months ended June 30, 2000 primarily due to unusually low loss experience in 1999.


Other Charge

In second quarter 2000, we recorded a $50.0 million ($32.5 million aftertax) charge for the estimated loss on the alleged fraud against our mortgage warehouse lending subsidiary that was discovered in late June 2000. See Note 6. of the Notes to Condensed Consolidated Financial Statements for information on the loss.


Provision for Income Taxes
                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Provision for income
  taxes                    $ 16.4        $ 31.6   $ 50.5        $ 60.6
  Pretax income            $ 43.3        $ 86.7   $136.7        $166.4
  Effective income
    tax rate               38.10%        36.41%   36.96%        36.41%


The provision for income taxes decreased $15.2 million, or 48%, for the three months ended June 30, 2000 and $10.1 million, or 17%, for the six months ended June 30, 2000 when compared to the same periods in 1999 primarily due to lower taxable income resulting from the $50.0 million charge for the estimated loss on the alleged fraud against our mortgage warehouse lending subsidiary. The effective income tax rate rose in 2000 when compared to the 1999 periods primarily due to lower state income tax benefits.

Asset/Liability Management

We manage anticipated cash flows of our assets and liabilities in an effort to reduce the risk associated with unfavorable changes in interest rates. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the assets being supported. We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary means by which we accomplish this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate debt by altering the nature of certain floating-rate funding, thereby limiting our exposure to market interest rate increases. Floating-rate debt represented 38% of our average borrowings for the three months ended June 30, 2000 and 36% for the six months ended June 30, 2000 compared to 30% for the three months and six months ended June 30, 1999. These percentages include the effect of interest rate swap agreements that converted floating-rate debt to a fixed rate.



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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; (2) customer responsiveness to both products and distribution channels; (3) competitive, regulatory, or tax changes that affect the cost of, or demand for, our products; (4) our ability to secure necessary court and regulatory approvals; (5) adverse litigation results or resolution of litigation, including proceedings related to satellite dish financing; and (6) the formation of strategic alliances or business combinations among our competitors or business partners. Readers are also directed to other risks and uncertainties discussed in other documents we filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about our market risk resulting from changes in interest rates are included in Item 7A. in our 1999 Annual Report on Form 10-K. There have been no material changes in such risks or our asset/liability management program during the six months ended June 30, 2000. See Note 4. of the Notes to Condensed Consolidated Financial Statements for information about significant derivative financial instrument activity during the year.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

See Note 6. of the Notes to Condensed Consolidated Financial Statements in
Part I of this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12)  Computation of Ratio of Earnings to Fixed Charges.
     (27)  Financial Data Schedule.


(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the second quarter of 2000.

                                Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AMERICAN GENERAL FINANCE, INC.
                                      (Registrant)



Date: August 8, 2000         By /s/ Robert A. Cole
                                    Robert A. Cole
                                Senior Vice President and Chief
                                  Financial Officer
                                (Duly Authorized Officer and Principal
                                  Financial Officer)

                              Exhibit Index


Exhibit

 (12)     Computation of Ratio of Earnings to Fixed Charges.

 (27)     Financial Data Schedule.