Form 10-Q
period 2000-09-30
AMERICAN GENERAL FINANCE INC
filed 2000-11-13
CIK 25600

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2000

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

At November 13, 2000, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                   Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Income
                                 (Unaudited)



                              Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                                2000       1999        2000           1999
                                         (dollars in thousands)

Revenues
  Finance charges             $414,054   $363,924    $1,202,909   $1,077,349
  Insurance                     49,678     48,157       146,597      136,684
  Other                         22,484     23,855        73,224       68,730

Total revenues                 486,216    435,936     1,422,730    1,282,763

Expenses
  Interest expense             180,801    143,699       513,917      420,079
  Operating expenses           136,559    133,115       409,117      397,820
  Provision for finance
    receivable losses           50,078     50,327       147,090      150,225
  Insurance losses and loss
    adjustment expenses         22,565     23,693        69,649       63,127
  Other charge                    -          -           50,000         -

Total expenses                 390,003    350,834     1,189,773    1,031,251

Income before provision for
  income taxes                  96,213     85,102       232,957      251,512

Provision for Income Taxes      35,080     30,989        85,625       91,578


Net Income                    $ 61,133   $ 54,113    $  147,332   $  159,934





See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)




                                                 September 30,  December 31,
                                                    2000             1999
                                                    (dollars in thousands)
Assets

Finance receivables, net of unearned
  finance charges:
    Real estate loans                            $ 7,244,080     $ 7,104,227
    Non-real estate loans                          2,970,680       2,576,081
    Retail sales finance                           1,425,846       1,349,689

Net finance receivables                           11,640,606      11,029,997
Allowance for finance receivable losses             (383,415)       (395,626)
Net finance receivables, less allowance
  for finance receivable losses                   11,257,191      10,634,371

Investment securities                              1,077,864         988,563
Cash and cash equivalents                            166,125         146,710
Other assets                                         855,704         865,663

Total assets                                     $13,356,884     $12,635,307


Liabilities and Shareholder's Equity

Long-term debt                                   $ 5,760,362     $ 5,716,991
Short-term notes payable:
  Commercial paper                                 4,903,066       4,245,961
  Banks and other                                     60,000         211,559
Deposits                                              55,055          32,118
Insurance claims and policyholder
  liabilities                                        506,754         462,100
Other liabilities                                    414,744         416,572
Accrued taxes                                         26,301          22,771

Total liabilities                                 11,726,282      11,108,072

Shareholder's equity:
  Common stock                                         1,000           1,000
  Additional paid-in capital                         876,708         876,708
  Accumulated other comprehensive loss                (7,964)         (6,696)
  Retained earnings                                  760,858         656,223

Total shareholder's equity                         1,630,602       1,527,235

Total liabilities and shareholder's equity       $13,356,884     $12,635,307





See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)




                                                       Nine Months Ended
                                                         September 30,
                                                      2000           1999
                                                     (dollars in thousands)

Cash Flows from Operating Activities
Net income                                         $   147,332   $   159,934
Reconciling adjustments:
  Provision for finance receivable losses              147,090       150,225
  Depreciation and amortization                        108,002        96,598
  Deferral of finance receivable origination
    costs                                              (39,811)      (38,529)
  Deferred income tax charge                            15,149         6,312
  Change in other assets                                (7,022)      (14,688)
  Change in other liabilities                           (1,825)      (21,649)
  Change in insurance claims and policyholder
    liabilities                                         44,654        11,954
  Change in taxes receivable and payable                (7,016)        8,664
  Other, net                                             1,952        18,109
Net cash provided by operating activities              408,505       376,930

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (4,762,260)   (4,484,339)
  Principal collections on finance receivables       3,966,343     3,817,276
  Acquisition of Standard Pacific Savings, F.A.           -           44,528
  Investment securities purchased                     (372,169)     (264,724)
  Investment securities called, matured and sold       278,457       200,052
  Change in premiums on finance receivables
    purchased and deferred charges                     (11,386)      (26,351)
  Other, net                                           (14,528)      (28,276)
Net cash used for investing activities                (915,543)     (741,834)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt           1,240,329       679,518
  Repayment of long-term debt                       (1,199,659)     (354,286)
  Change in deposits                                    22,937        (9,473)
  Change in short-term notes payable                   505,546       244,602
  Dividends paid                                       (42,700)     (163,998)
Net cash provided by financing activities              526,453       396,363

Increase in cash and cash equivalents                   19,415        31,459
Cash and cash equivalents at beginning of period       146,710       148,002
Cash and cash equivalents at end of period         $   166,125   $   179,461

Supplemental Disclosure of Cash Flow
  Information
    Income taxes paid                              $    76,554   $    79,319
    Interest paid                                  $   531,356   $   437,839





See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Comprehensive Income
                                 (Unaudited)




                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                    2000       1999        2000       1999
                                            (dollars in thousands)

Net income                        $ 61,133   $ 54,113    $147,332   $159,934

Other comprehensive income:
  Net unrealized gains (losses)
    on investment securities         9,505    (14,004)      1,390    (54,748)
  Income tax effect                 (3,358)     4,831        (516)    19,167

  Net unrealized gains (losses)
    on investment securities,
    net of tax                       6,147     (9,173)        874    (35,581)

  Reclassification adjustment
    for realized (gains) losses
    included in net income          (1,005)     1,025      (3,295)        66
  Income tax effect                    351       (282)      1,153        (23)

  Realized (gains) losses
    included in net income,
    net of tax                        (654)       743      (2,142)        43

Other comprehensive income
  (loss), net of tax                 5,493     (8,430)     (1,268)   (35,538)


Comprehensive income              $ 66,626   $ 45,683    $146,064   $124,396





See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                             September 30, 2000



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



Note 2.  Adjustments and Reclassifications

Our condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair presentation of the Company's consolidated financial position at September 30, 2000 and December 31, 1999, our consolidated results of operations for the three months and nine months ended September 30, 2000 and 1999, our consolidated cash flows for the nine months ended September 30, 2000 and 1999, and our consolidated comprehensive income for the three months and nine months ended September 30, 2000 and 1999. Our condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

To conform with the 2000 presentation, we reclassified certain items in the prior period.



Note 3.  Accounting Changes

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value in the balance sheet. Changes in the fair value of a derivative instrument will be reported as earnings or other comprehensive income, depending upon the intended use of the derivative instrument. We have identified our derivative instruments and are currently documenting hedging activities as required by SFAS 133. We will be prepared to adopt SFAS 133 on January 1, 2001. We do not expect adoption to have a material impact on the Company's consolidated results of operations or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial
Statements," which provides criteria for revenue recognition. SAB 101 must be adopted no later than fourth quarter 2000. There will be no changes to the Company's revenue recognition policies as a result of SAB 101.



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

AGFC uses interest rate swap agreements to reduce its exposure to market interest rate increases by synthetically converting certain floating-rate debt to a fixed-rate basis. At September 30, 2000, interest rate swap agreements in which AGFC contracted to pay interest at fixed rates and receive interest at floating rates totaled $1.9 billion in notional amount, with a weighted average pay rate of 6.83% and a weighted average receive rate of 6.77%.

As an alternative to fixed-rate term debt, AGFC's interest rate swap agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in the first nine months of 2000 or 1999.



Note 5.  Segment Information

We have two business segments: consumer finance and insurance. Our segments are defined by financial service product. During first quarter 2000, the centralized real estate operation was decentralized and merged into the then-existing consumer branches operation. The resulting new segment has been named the consumer finance operation. The consumer finance operation originates home equity and consumer loans, purchases loans and portfolios of loans originated by various lenders, extends lines of credit, offers retail sales financing to merchants, and sells credit and non-credit insurance products. The insurance operation writes and assumes credit and non-credit insurance through products that are sold principally by the consumer finance operation.

The following tables display information about the Company's segments as well as a reconciliation of total segment pretax income to the condensed consolidated financial statement amounts.

For the three months ended September 30, 2000:

                               Consumer                       Total
                               Finance       Insurance      Segments
                                      (dollars in thousands)
Revenues:
  External:
    Finance charges            $432,557      $   -            $432,557
    Insurance                       224        49,454           49,678
    Other                          (703)       21,799           21,096
  Intercompany                   20,220       (19,447)             773
Pretax income                   101,027        21,216          122,243



For the three months ended September 30, 1999:

                               Consumer                       Total
                               Finance       Insurance      Segments
                                      (dollars in thousands)
Revenues:
  External:
    Finance charges            $378,700      $   -            $378,700
    Insurance                       401        47,756           48,157
    Other                         3,699        20,018           23,717
  Intercompany                   20,359       (19,756)             603
Pretax income                    92,565        16,153          108,718

For the nine months ended September 30, 2000:

                               Consumer                       Total
                               Finance       Insurance      Segments
                                      (dollars in thousands)
Revenues:
  External:
    Finance charges          $1,256,621      $   -          $1,256,621
    Insurance                       834       145,763          146,597
    Other                          (797)       65,952           65,155
  Intercompany                   56,507       (54,159)           2,348
Pretax income                   240,795        64,601          305,396



For the nine months ended September 30, 1999:

                               Consumer                       Total
                               Finance       Insurance      Segments
                                      (dollars in thousands)
Revenues:
  External:
    Finance charges          $1,118,622      $   -          $1,118,622
    Insurance                     1,255       135,429          136,684
    Other                         7,029        59,927           66,956
  Intercompany                   55,479       (53,650)           1,829
Pretax income                   253,006        55,610          308,616


Reconciliation of total segment pretax income to the condensed consolidated financial statement amounts is summarized below:

                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                              2000       1999        2000       1999
                                      (dollars in thousands)
Pretax income:
  Segments                  $122,243   $108,718    $305,396   $308,616
  Corporate                  (24,811)   (20,317)    (69,093)   (49,589)
  Adjustments                 (1,219)    (3,299)     (3,346)    (7,515)

Total consolidated
  pretax income             $ 96,213   $ 85,102    $232,957   $251,512



Note 6.  Other Charge

In late June 2000, we discovered a potential fraud committed against a subsidiary that conducts mortgage warehouse lending activities in our consumer finance operation. Recent mortgages processed by one originator allegedly had been funded based on fraudulent information. In July, the originator's license was suspended and the originator and its parent company filed for bankruptcy. Based on the available information, we recorded a charge of $50.0 million ($32.5 million aftertax) in second quarter 2000 for our estimated loss related to this alleged fraud. We are pursuing all appropriate remedies to recover this loss, including insurance recovery and legal action.

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

In January 2000, settlement agreements were entered into in connection with the Clayton Smith matter and other pending cases relating to satellite dish financing. Accordingly, we recorded a charge of $57.0 million ($36.2 million aftertax) in fourth quarter 1999 to cover the proposed settlements and other litigation. On September 1, 2000, payment was made in connection with the final settlement of the Clayton Smith matter. Resolution of the satellite dish litigation, the timing of which is uncertain, within the recorded charge is dependent upon a number of factors, including obtaining the bankruptcy court's approval of Financial Service Center's plan of reorganization.


Other

AGFI and certain of its subsidiaries are parties to various other lawsuits and proceedings, including certain class action claims, arising in the ordinary course of business. In addition, many of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given suit.

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

The following table shows principal sources and uses of cash:

                                             Nine Months Ended
                                               September 30,
                                           2000             1999
                                           (dollars in millions)
Principal sources of cash:

  Operations                              $408.5           $376.9
  Net issuance of debt                     569.2            560.4

Principal sources of cash                 $977.7           $937.3


Principal uses of cash:

  Net originations and purchases
    of finance receivables                $795.9           $667.1
  Dividends paid                            42.7            164.0

Principal uses of cash                    $838.6           $831.1


We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable financial obligations and operational requirements.


Capital Resources
                                               September 30,
                                           2000             1999
                                           (dollars in millions)

Long-term debt                            $ 5,760.4     $ 5,505.0
Short-term debt                             4,963.1       3,928.3
Deposits                                       55.0          38.3

Total debt                                 10,778.5       9,471.6
Equity                                      1,630.6       1,463.8

Total capital                             $12,409.1     $10,935.4

Net finance receivables                   $11,640.6     $10,175.7
Debt to tangible equity ratio                 7.46x         7.52x


Our capital varies directly with the level of net finance receivables. The capital mix of debt and equity is based primarily upon maintaining leverage that supports cost-effective funding.

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC obtains most of our fixed-rate debt through issuances of medium-term notes and underwritten debt offerings with maturities generally ranging from two to ten years. AGFI and AGFC obtain most of our floating-rate debt through sales of commercial paper. Commercial paper, with maturities ranging from 1 to 270 days, is sold directly to banks, insurance companies, corporations, and other institutional investors. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days.

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


Liquidity Facilities

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFI and AGFC are eligible borrowers under committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). At September 30, 2000, the annual commitment fees for the shared committed facilities ranged from .05% to
 .07%. We pay only an allocated portion of the commitment fees for the shared committed facilities. AGFI and certain subsidiaries also have uncommitted credit facilities. In addition, AGFI and AGFC are eligible borrowers under uncommitted credit facilities extended to American General and certain of its subsidiaries (the "shared uncommitted facilities"). Available borrowings under all facilities are reduced by any outstanding borrowings.

Information concerning the credit facilities follows:

                                                 September 30,
                                              2000           1999
                                             (dollars in millions)
Committed credit facilities:
  Shared committed facilities                $6,200.0     $5,000.0
  Borrowings                                       -            -

  Remaining availability                     $6,200.0     $5,000.0

Uncommitted credit facilities:
  Company uncommitted facilities             $  221.0     $  361.0
  Shared uncommitted facilities                  50.0         50.0
  Borrowings                                    (60.0)      (200.0)

  Remaining availability                     $  211.0     $  211.0


In addition, our mortgage warehouse lending subsidiary arranges interim financing for third-party mortgage originators through a purchase facility. At September 30, 2000, this facility totaled $250.0 million with remaining availability of $115.0 million.

          ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Net income                 $ 61.1        $ 54.1   $147.3        $159.9
  Return on average
    assets (annualized)     1.83%         1.87%    1.51%         1.87%
  Return on average
    equity (annualized)    15.17%        14.77%   12.46%        14.26%
  Ratio of earnings to
    fixed charges                                  1.44x         1.58x


Net income increased $7.0 million, or 13%, for the three months ended September 30, 2000 when compared to the same period in 1999. See Note 6. of the Notes to Condensed Consolidated Financial Statements for information on a $50.0 million ($32.5 million aftertax) charge recorded in second quarter 2000 for the estimated loss from an alleged fraud against our mortgage warehouse lending subsidiary. Without this non-recurring charge, net income for the nine months ended September 30, 2000 would have been $179.8 million, an increase of $19.9 million, or 12%, over the same period in 1999. Including this non-recurring charge, net income decreased $12.6 million, or 8%, for the nine months ended September 30, 2000 when compared to the same period in 1999. See Note 5. of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company's business segments.

Factors that specifically affected the Company's operating results are as follows:


Finance Charges
                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Finance charges            $   414.1  $   363.9   $ 1,202.9  $ 1,077.3
  Average net receivables  $11,630.8  $10,018.3   $11,331.2  $ 9,867.2
  Yield                       14.18%     14.45%      14.17%     14.59%


Finance charges increased $50.2 million, or 14%, for the three months ended September 30, 2000 and $125.6 million, or 12%, for the nine months ended September 30, 2000 when compared to the same periods in 1999 primarily due to higher average net receivables, partially offset by lower yield.

The following table shows average net receivables by type of finance receivable:

                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Real estate loans          $ 7,224.4  $ 6,271.8   $ 7,206.6  $ 6,100.1
Non-real estate loans        2,986.0    2,499.4     2,741.0    2,500.7
Retail sales finance         1,420.4    1,247.1     1,383.6    1,266.4
  Total average net
    receivables            $11,630.8  $10,018.3   $11,331.2  $ 9,867.2


Average net receivables increased $1.6 billion, or 16%, for the three months ended September 30, 2000 and $1.5 billion, or 15%, for the nine months ended September 30, 2000 when compared to the same periods in 1999.

The following table shows yield by type of finance receivable:

                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                             2000        1999       2000        1999

Real estate loans          11.43%        11.40%   11.34%        11.60%
Non-real estate loans      21.08%        21.96%   21.70%        22.00%
Retail sales finance       13.67%        14.69%   14.01%        14.32%
  Total yield              14.18%        14.45%   14.17%        14.59%


Yield decreased 27 basis points for the three months ended September 30, 2000 when compared to the same period in 1999 primarily due to a decline in non-real estate loan yield. Yield decreased 42 basis points for the nine months ended September 30, 2000 when compared to the same period in 1999 primarily due to a slightly larger proportion of average net receivables in real estate loans, which generally have lower yields, and a decline in real estate loan yield.


Insurance Revenues
                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Insurance revenues         $ 49.7        $ 48.2   $146.6        $136.7
  Premiums earned          $ 49.0        $ 47.2   $144.4        $134.1
  Insurance revenues
    (annualized)as a
    percentage of
    average net
    receivables             1.71%         1.92%    1.72%         1.85%


Insurance revenues increased $1.5 million, or 3%, for the three months ended September 30, 2000 and $9.9 million, or 7%, for the nine months ended September 30, 2000 when compared to the same periods in 1999 primarily due to higher earned premiums. Earned premiums increased primarily due to higher written premium volume in 1999 and 2000.

Other Revenues
                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Other revenues             $ 22.5        $ 23.9   $ 73.2        $ 68.7
  Investment revenue       $ 23.1        $ 19.5   $ 69.7        $ 60.2


Other revenues decreased $1.4 million, or 6%, for the three months ended September 30, 2000 and increased $4.5 million, or 7%, for the nine months ended September 30, 2000 when compared to the same periods in 1999. The decrease in other revenues for the three months ended September 30, 2000 was primarily due to mark-to-market and portfolio servicing adjustments recorded in 2000, partially offset by higher investment revenue. The increase in investment revenue for the three months ended September 30, 2000 was primarily due to growth in average invested assets and higher realized gains, partially offset by lower adjusted portfolio yield. The increase in other revenues for the nine months ended September 30, 2000 was primarily due to higher investment revenue, partially offset by mark-to-market and portfolio servicing adjustments recorded in 2000. The increase in investment revenue for the nine months ended September 30, 2000 was primarily due to growth in average invested assets, higher realized gains, and higher adjusted portfolio yield.


Interest Expense
                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Interest expense           $   180.8  $   143.7   $   513.9  $   420.1
  Average borrowings       $10,776.2  $ 9,280.8   $10,456.8  $ 9,052.7
  Borrowing cost               6.69%      6.18%       6.55%      6.19%


Interest expense increased $37.1 million, or 26%, for the three months ended September 30, 2000 and $93.8 million, or 22%, for the nine months ended September 30, 2000 when compared to the same periods in 1999 primarily due to higher average borrowings and higher borrowing cost. Average borrowings increased $1.5 billion, or 16%, for the three months ended September 30, 2000 and $1.4 billion, or 16%, for the nine months ended September 30, 2000 when compared to the same periods in 1999 primarily to support finance receivable growth. Borrowing cost increased 51 basis points for the three months ended September 30, 2000 and 36 basis points for the nine months ended September 30, 2000 when compared to the same periods in 1999 due to higher rates on short-term debt.


Operating Expenses
                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Operating expenses         $136.6        $133.1   $409.1        $397.8
  Operating expenses
    (annualized)as a
    percentage of
    average net
    receivables             4.70%         5.31%    4.81%         5.38%

Operating expenses increased $3.5 million, or 3%, for the three months ended September 30, 2000 and $11.3 million, or 3%, for the nine months ended September 30, 2000 when compared to the same periods in 1999 primarily due to increases in salaries and data processing expenses, partially offset by lower litigation expenses.

The improvement in operating expenses as a percentage of average net receivables for the three months and nine months ended September 30, 2000 when compared to the same periods in 1999 reflects continued improvement in operating efficiencies.


Provision for Finance Receivable Losses

                                                      At or for the
                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Provision for finance
  receivable losses        $ 50.1        $ 50.3   $147.1        $150.2
  Net charge-offs          $ 50.1        $ 50.3   $147.1        $150.2
  60 day+ delinquency                             $406.2        $393.1
  Allowance for finance
    receivable losses                             $383.4        $386.2


Provision for finance receivable losses remained near the same for the three months ended September 30, 2000 and decreased $3.1 million, or 2%, for the nine months ended September 30, 2000 when compared to the same periods in 1999. The decrease in the provision for finance receivable losses for the nine months ended September 30, 2000 was due to lower net charge-offs.

The following table shows charge-off ratios by type of finance receivable:

                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                             2000        1999       2000        1999

Real estate loans          0.56%          0.69%   0.62%          0.58%
Non-real estate loans      4.34%          5.07%   4.51%          5.23%
Retail sales finance       2.10%          2.54%   2.04%          2.70%
  Total charge-off ratio   1.72%          2.02%   1.73%          2.04%


The decrease in the charge-off ratio for the three months and nine months ended September 30, 2000 when compared to the same periods in 1999 reflected the results of past and ongoing credit quality improvement efforts, including consistent adherence to strict underwriting guidelines.

The following table shows delinquency ratios by type of finance receivable:

                                          September 30,
                                        2000        1999

Real estate loans                      3.27%        3.28%
Non-real estate loans                  4.25         5.43
Retail sales finance                   1.76         1.97
  Total delinquency ratio              3.33         3.67

The decrease in the delinquency ratio at September 30, 2000 when compared to September 30, 1999 reflected the improvement in credit quality and the sale of fully-reserved delinquent net finance receivables totaling $27.1 million (gross balances totaling $34.8 million) in first quarter 2000. These receivables consisted of non-real estate loans ($25.0 million) and retail sales finance ($2.1 million). This sale reduced the delinquency ratio by approximately 26 basis points at the time of sale.

The following table shows selected statistics relating to the allowance for finance receivable losses:

                                                      At or for the
                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                             2000        1999       2000        1999

Allowance ratio                                   3.29%          3.80%
Charge-off coverage        1.91x          1.92x   1.96x          1.93x


We periodically evaluate our finance receivable portfolio to determine the level of the allowance for finance receivable losses. In our opinion, the allowance is adequate to absorb anticipated losses in our existing portfolio. The allowance as a percentage of net finance receivables has declined, reflecting the sale of fully-reserved net finance receivables totaling $27.1 million in first quarter 2000 and the improvement in credit quality. The charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), has been essentially flat for the three months and nine months ended September 30, 2000 when compared to the same periods in 1999.


Insurance Losses and Loss Adjustment Expenses

                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Claims incurred            $ 20.9        $ 21.2   $ 63.3        $ 60.6
Change in benefit
  reserves                 $  1.7        $  2.5   $  6.3        $  2.5

Insurance losses and loss
  adjustment expenses      $ 22.6        $ 23.7   $ 69.6        $ 63.1


Insurance losses and loss adjustment expenses decreased $1.1 million, or 5%, for the three months ended September 30, 2000 and increased $6.5 million, or 10%, for the nine months ended September 30, 2000 when compared to the same periods in 1999. Provision for future benefits increased $3.8 million for the nine months ended September 30, 2000 primarily due to increased sales of non-credit insurance products. Claims increased $2.7 million for the nine months ended September 30, 2000 primarily due to increased loss experience.


Other Charge

In second quarter 2000, we recorded a $50.0 million ($32.5 million aftertax) charge for the estimated loss on the alleged fraud against our mortgage warehouse lending subsidiary that was discovered in late June 2000. See Note 6. of the Notes to Condensed Consolidated Financial Statements for information on the loss.

Provision for Income Taxes
                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                             2000        1999       2000        1999
                                      (dollars in millions)

Provision for income
  taxes                    $ 35.1        $ 31.0   $ 85.6        $ 91.6
  Pretax income            $ 96.2        $ 85.1   $233.0        $251.5
  Effective income
    tax rate               36.46%        36.41%   36.76%        36.41%


The provision for income taxes increased $4.1 million, or 13%, for the three months ended September 30, 2000 and decreased $6.0 million, or 7%, for the nine months ended September 30, 2000 when compared to the same periods in 1999. The increase in the provision for income taxes for the three months ended September 30, 2000 was primarily due to higher taxable income. The decrease in the provision for income taxes for the nine months ended September 30, 2000 was primarily due to lower taxable income resulting from the $50.0 million charge recorded in second quarter 2000 for the estimated loss on the alleged fraud against our mortgage warehouse lending subsidiary. The higher effective income tax rate for the nine months ended September 30, 2000 was primarily due to lower state income tax benefits.


Asset/Liability Management

We manage anticipated cash flows of our assets and liabilities in an effort to reduce the risk associated with unfavorable changes in interest rates. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the assets being supported. We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary means by which we accomplish this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate debt by altering the nature of certain floating-rate funding, thereby limiting our exposure to market interest rate increases. Floating-rate debt represented 39% of our average borrowings for the three months ended September 30, 2000 and 37% for the nine months ended September 30, 2000, compared to 33% for the three months ended September 30, 1999 and 31% for the nine months ended September 30, 1999. These percentages include the effect of interest rate swap agreements that converted floating-rate debt to a fixed rate.



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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; (2) customer responsiveness to both products and distribution channels; (3) competitive, regulatory, accounting, or tax changes that affect the cost of, or demand for, our products; (4) our ability to secure necessary court and regulatory approvals; (5) our ability to realize projected expense savings; (6) adverse litigation results or resolution of litigation, including proceedings related to satellite dish financing; and (7) the formation of strategic alliances or business combinations among our competitors or business partners. Readers are also directed to other risks and uncertainties discussed in other documents we filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about our market risk resulting from changes in interest rates are included in Item 7A. in our 1999 Annual Report on Form 10-K. There have been no material changes in such risks or our asset/liability management program during the nine months ended September 30, 2000. See Note 4. of the Notes to Condensed Consolidated Financial Statements for information about our derivative financial instruments.



                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

See Note 7. of the Notes to Condensed Consolidated Financial Statements in
Part I of this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (4) a. The following instrument is filed pursuant to Item 601(b)(4)(ii) of Regulation S-K as a result of certain debt issuances in the third quarter of 2000. In the aggregate, the outstanding issuances of debt under the Indenture referred to under item (1) below exceed 10% of the total assets of the Company on a consolidated basis.

             (1) Indenture dated as of May 1, 1999 between American General Finance Corporation and Citibank, N.A.

     (12)  Computation of Ratio of Earnings to Fixed Charges.

     (27)  Financial Data Schedule.


(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the third quarter of 2000.

                               Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AMERICAN GENERAL FINANCE, INC.
                                      (Registrant)



Date: November 13, 2000      By /s/ Robert A. Cole
                                    Robert A. Cole
                                Senior Vice President and Chief
                                  Financial Officer
                                (Duly Authorized Officer and Principal
                                  Financial Officer)

                             Exhibit Index


Exhibit

(4) a. The following instrument is filed pursuant to Item 601(b)(4)(ii) of Regulation S-K as a result of certain debt issuances in the third quarter of 2000. In the aggregate, the outstanding issuances of debt under the Indenture referred to under item (1) below exceed 10% of the total assets of the Company on a consolidated basis.

         (1) Indenture dated as of May 1, 1999 between American General Finance Corporation and Citibank, N.A.

(12)     Computation of Ratio of Earnings to Fixed Charges.

(27)     Financial Data Schedule.