Form 10-K
period 2000-12-31
AMERICAN GENERAL FINANCE INC
filed 2001-03-28
CIK 25600

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K


  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2000

                                    OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________.


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

At March 28, 2001, no common stock of the registrant was held by a non-affiliate.

At March 28, 2001, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

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

                                PART I

Item 1.  Business.

                                GENERAL

American General Finance, Inc. will be referred to as "AGFI" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". AGFI was incorporated in Indiana in 1974 to become the parent holding company of American General Finance Corporation
(AGFC). AGFC was incorporated in Indiana in 1927 as successor to a business started in 1920. Since 1982, AGFI has been a direct or indirect wholly owned subsidiary of American General Corporation (American General), a leading provider of retirement services, life insurance, consumer loans, and investments to 12 million customers. American General, a Texas corporation headquartered in Houston, is the successor to American General Insurance Company, an insurance company incorporated in Texas in 1926.

On March 11, 2001, American General entered into an agreement to merge with Prudential plc in which American General will become a wholly owned indirect subsidiary of Prudential plc. The transaction, which is subject to shareholder and regulatory approvals, is expected to be completed in third quarter 2001.

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

In May 1999, AGFI acquired Standard Pacific Savings, F.A. from Standard Pacific Corporation and renamed the institution American General Bank, FSB (AG Bank). AG Bank currently operates as a traditional thrift, whose products include deposit and savings accounts, residential mortgage and home equity loans, and private label services.

At December 31, 2000, the Company had 1,338 offices in 42 states, Puerto Rico, and the U.S. Virgin Islands and approximately 7,500 employees. Our executive offices are located in Evansville, Indiana.


Selected Financial Information

The following table shows selected financial information of the Company:

                                       Years Ended December 31,
                                  2000           1999          1998
                                        (dollars in thousands)

Average net receivables        $11,408,913   $10,008,809   $ 8,518,922

Average borrowings             $10,518,190   $ 9,205,119   $ 7,806,977

Yield - finance charges as a
  percentage of average net
  receivables                       14.19%        14.54%        15.90%

Item 1.  Continued


                                                 At or for the
                                           Years Ended December 31,
                                         2000        1999        1998

Borrowing cost - interest
  expense as a percentage
  of average borrowings                  6.59%       6.23%       6.55%

Interest spread - yield
  less borrowing cost                    7.60%       8.31%       9.35%

Insurance revenues as a
  percentage of average
  net receivables                        1.72%       1.84%       2.07%

Operating expenses as a
  percentage of average
  net receivables                        4.75%       5.24%       5.93%

Allowance ratio - allowance for
  finance receivable losses as
  a percentage of net finance
  receivables                            3.26%       3.59%       3.96%

Charge-off ratio - net charge-offs
  as a percentage of the average
  of net finance receivables at
  the beginning of each month
  during the period                      1.81%       2.08%       2.60%

Charge-off coverage - allowance
  for finance receivable losses
  to net charge-offs                     1.86x       1.91x       1.74x

Delinquency ratio - finance
  receivables 60 days or more
  past due as a percentage
  of related receivables                 3.41%       3.46%       3.75%

Return on average assets                 1.59%       1.56%       1.88%

Return on average equity                13.03%      12.03%      13.96%

Ratio of earnings to fixed charges
  (refer to Exhibit 12 for
  calculations)                          1.46x       1.48x       1.56x

Debt to tangible equity ratio -
  debt to equity less goodwill
  and net unrealized gains or
  losses on investment securities        7.50x       7.64x       7.46x

Debt to equity ratio                     6.61x       6.68x       5.89x

Item 1.  Continued


                      CONSUMER FINANCE OPERATIONS

The consumer finance operation makes loans directly to individuals, offers retail sales financing to merchants, purchases portfolios of finance receivables originated by others, and sells credit and non-credit insurance.

We make home equity loans, originate secured and unsecured consumer loans, and extend lines of credit. We generally take a security interest in the real property and/or personal property of the borrower. At December 31, 2000, real estate loans accounted for 62% of the amount and 9% of the number of net finance receivables outstanding, compared to 64% of the amount and 8% of the number of net finance receivables outstanding at December 31, 1999. Real estate loans are secured by first and second mortgages and generally have maximum original terms of 360 months. Non-real estate loans are secured by consumer goods, automobiles, or other chattel security or are unsecured and generally have maximum original terms of 60 months.

We purchase retail sales contracts and provide revolving retail services arising from the retail sale of consumer goods and services by approximately 16,000 retail merchants and offer private label services for approximately 260 retail merchants. Retail sales contracts are closed-end accounts that consist of a single purchase. Revolving retail and private label are open-end revolving accounts that can be used for repeated purchases. Retail sales contracts are secured by the real property or personal property giving rise to the contract and generally have maximum original terms of 60 months. Revolving retail and private label are secured by purchase money security interests in the goods purchased and generally require minimum monthly payments based on outstanding balances.

To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables that match our customer profile and meet our credit quality standards and profitability objectives.

We also sell credit life, credit accident and health, credit related property and casualty, and non-credit insurance to our consumer finance customers. The benefits of these insurance products for both our customers and us are described under Insurance Operations. Premiums for insurance products are most often financed as part of the finance receivable but may be paid in cash to the insurer.

See Note 20. of the Notes to Consolidated Financial Statements in Item 8. for further information on the Company's consumer finance business segment.


Finance Receivables

We carry finance receivables at amortized cost which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. They are net of unamortized finance charges on precomputed receivables and unamortized points and fees.

Item 1.  Continued


Although a significant portion of insurance claims and policyholder liabilities originate from the finance receivables, our policy is to show them as liabilities and not net them against finance receivables. Finance receivables relate to the financing activities of our consumer finance business segment and insurance claims and policyholder liabilities relate to the underwriting activities of our insurance business segment.

The following table shows the amount, number, and average size of finance receivables originated and renewed by type (retail sales contracts, revolving retail, and private label comprise retail sales finance) and the net purchased amount by type:

                                        Years Ended December 31,
                                     2000         1999         1998
Originated and renewed

  Amount (in thousands):

    Real estate loans             $2,086,721   $1,945,181   $1,766,041
    Non-real estate loans          2,728,318    2,557,486    2,394,623
    Retail sales finance           1,917,128    1,705,635    1,629,258

    Total                         $6,732,167   $6,208,302   $5,789,922


  Number:

    Real estate loans                 58,540       56,933       58,219
    Non-real estate loans            829,852      851,798      885,212
    Retail sales finance           1,064,865      995,152    1,010,225

    Total                          1,953,257    1,903,883    1,953,656


  Average size (to nearest dollar):

    Real estate loans                $35,646      $34,166      $30,334
    Non-real estate loans              3,288        3,002        2,705
    Retail sales finance               1,800        1,714        1,613


Net purchased

  Amount (in thousands):

    Real estate loans             $  405,848   $1,678,859   $1,705,972
    Non-real estate loans            450,655       10,758      116,004
    Retail sales finance              66,748       37,764       98,725

    Total                         $  923,251   $1,727,382   $1,920,701


Net purchased was net of sales of $27.1 million during 2000 and $21.8 million during 1999. We had no sales in 1998.

Item 1.  Continued


The following table shows the amount, number, and average size of finance receivables by type:

                                             December 31,
                                  2000           1999          1998

Amount (in thousands):

  Real estate loans            $ 7,280,234   $ 7,104,227   $ 5,757,185
  Non-real estate loans          3,027,989     2,576,081     2,560,565
  Retail sales finance           1,453,588     1,349,689     1,339,367

  Total                        $11,761,811   $11,029,997   $ 9,657,117


Number:

  Real estate loans                184,591       181,484       169,314
  Non-real estate loans          1,017,127       998,150     1,088,584
  Retail sales finance             944,923       957,841       993,233

  Total                          2,146,641     2,137,475     2,251,131


Average size (to nearest dollar):

  Real estate loans                $39,440       $39,145       $34,003
  Non-real estate loans              2,977         2,581         2,352
  Retail sales finance               1,538         1,409         1,348


Geographic Distribution

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

                                       December 31,
                      2000                 1999                 1998
                 Amount  Percent      Amount  Percent      Amount  Percent
                                  (dollars in thousands)

California      $ 1,582,130   13%    $ 1,562,183   14%    $ 1,461,438   15%
N. Carolina         831,977    7         811,625    7         728,801    7
Florida             740,186    6         671,970    6         574,693    6
Illinois            698,181    6         659,674    6         593,789    6
Ohio                678,238    6         644,804    6         559,964    6
Indiana             597,898    5         560,887    5         502,653    5
Virginia            486,607    4         430,687    4         367,995    4
Georgia             477,110    4         427,523    4         351,347    4
Other             5,669,484   49       5,260,644   48       4,516,437   47

                $11,761,811  100%    $11,029,997  100%    $ 9,657,117  100%

Item 1.  Continued


Average Net Receivables and Yield

We recognize finance charges as revenue on the accrual basis using the interest method. We amortize premiums and discounts on purchased finance receivables as a revenue adjustment. We stop accruing revenue when the fourth contractual payment becomes past due for loans and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail and private label. Upon suspension, we do not reverse amounts previously accrued. We resume the accrual of revenue for loans and retail sales contracts if we receive additional payments and the finance receivable is less than four contractual payments past due. We recognize late charges, prepayment penalties and extension fees as revenue when received.

We defer the costs to originate certain finance receivables and the revenue from nonrefundable points and fees on loans and amortize them to revenue on the accrual basis using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience.
If a finance receivable liquidates before amortization is completed, we charge or credit any unamortized costs or points and fees to revenue at the date of liquidation.

The following table shows average net receivables and yield by type:

                                       Years Ended December 31,
                                  2000           1999          1998
                                        (dollars in thousands)

Real estate loans:
  Average net receivables      $ 7,211,254   $ 6,227,580   $ 4,681,038
  Yield                             11.41%        11.59%        12.90%

Non-real estate loans:
  Average net receivables      $ 2,801,815   $ 2,509,412   $ 2,532,267
  Yield                             21.54%        21.96%        22.02%

Retail sales finance:
  Average net receivables      $ 1,395,844   $ 1,271,817   $ 1,305,617
  Yield                             13.83%        14.35%        14.78%

Total:
  Average net receivables      $11,408,913   $10,008,809   $ 8,518,922
  Yield                             14.19%        14.54%        15.90%


See Management's Discussion and Analysis in Item 7. for information on the trends in yield.


Finance Receivable Credit Quality Information

Our policy is to charge off each month non-real estate loans on which little or no collections were made in the prior six months, retail sales contracts that are six installments past due, and revolving retail and private label accounts that are 180 days past due. We start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and we have obtained title to the property, we establish the real estate as an asset valued at fair value, and charge off any loan amount in excess of that value. We occasionally

Item 1.  Continued


extend the charge-off period for individual accounts when, in our opinion, such treatment is warranted.

The following table shows net charge-offs and charge-off ratio by type of finance receivable:

                                         Years Ended December 31,
                                     2000          1999          1998
                                          (dollars in thousands)
Real estate loans:
  Net charge-offs                   $ 45,234     $ 38,364     $ 32,843
  Charge-off ratio                      .63%         .62%         .71%

Non-real estate loans:
  Net charge-offs                   $130,586     $134,070     $144,382
  Charge-off ratio                     4.66%        5.34%        5.70%

Retail sales finance:
  Net charge-offs                   $ 30,455     $ 34,198     $ 42,365
  Charge-off ratio                     2.19%        2.69%        3.25%

Total:
  Net charge-offs                   $206,275     $206,632     $219,590
  Charge-off ratio                     1.81%        2.08%        2.60%


The following table shows delinquency (finance receivables 60 days or more past due including unearned finance charges and unearned points and fees and excluding deferred origination costs, net premiums and discounts on purchased finance receivables, and accrued finance charges) based on contract terms in effect and delinquency ratio by type of finance receivable:

                                               December 31,
                                      2000         1999         1998
                                          (dollars in thousands)
Real estate loans:
  Delinquency                       $239,462     $214,013     $189,474
  Delinquency ratio                    3.28%        3.02%        3.28%

Non-real estate loans:
  Delinquency                       $148,621     $156,325     $159,027
  Delinquency ratio                    4.42%        5.37%        5.48%

Retail sales finance:
  Delinquency                       $ 32,493     $ 28,672     $ 35,236
  Delinquency ratio                    1.95%        1.85%        2.26%

Total:
  Delinquency                       $420,576     $399,010     $383,737
  Delinquency ratio                    3.41%        3.46%        3.75%

Item 1.  Continued


We periodically evaluate our finance receivable portfolio as a group to determine any adjustment necessary to maintain the allowance for finance receivable losses at a level that we consider adequate to absorb anticipated losses in our existing portfolio. We consider numerous factors in estimating the anticipated finance receivable losses, including current economic conditions, prior finance receivable loss and delinquency experience, and the composition of our finance receivable portfolio.

The following table shows changes in the allowance for finance receivable losses:

                                              At or for the
                                         Years Ended December 31,
                                       2000        1999        1998
                                          (dollars in thousands)

Balance at beginning of year         $395,626    $382,450    $372,653
Provision for finance receivable
  losses                              206,275     206,632     212,090
Allowance related to net
  (sold) acquired receivables         (12,211)     13,176      17,297
Charge-offs, net of recoveries       (206,275)   (206,632)   (219,590)

Balance at end of year               $383,415    $395,626    $382,450

Allowance ratio                         3.26%       3.59%       3.96%


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

Item 1.  Continued


Average Borrowings and Borrowing Cost

The following table shows average borrowings and borrowing cost by type of debt:

                                       Years Ended December 31,
                                   2000          1999          1998
                                        (dollars in thousands)
Long-term debt:
  Average borrowings            $ 5,708,732   $5,431,257    $4,327,990
  Borrowing cost                      6.64%        6.61%         6.95%

Short-term debt:
  Average borrowings            $ 4,765,923   $3,749,160    $3,476,910
  Borrowing cost                      6.54%        5.70%         6.06%

Deposits:
  Average borrowings            $    43,535   $   24,702    $    2,077
  Borrowing cost                      5.94%        5.19%         5.67%

Total:
  Average borrowings            $10,518,190   $9,205,119    $7,806,977
  Borrowing cost                      6.59%        6.23%         6.55%


The Company's use of interest rate swap agreements, the effect of which is included in the rates above, is described in Note 11. of the Notes to Consolidated Financial Statements in Item 8.


Contractual Maturities

Contractual maturities of net finance receivables and debt at December 31, 2000 were as follows:
                                    Net Finance
                                    Receivables            Debt
                                        (dollars in thousands)
Due in:
  2001                              $ 1,331,563        $ 6,389,208
  2002                                1,597,547          1,401,748
  2003                                1,179,355          1,580,723
  2004                                  708,056            376,205
  2005                                  436,589            737,873
  2006 and thereafter                 6,508,701            347,397

  Total                             $11,761,811        $10,833,154


See Note 4. of the Notes to Consolidated Financial Statements in Item 8. for contractual maturities of net finance receivables by type and further information on principal cash collections of finance receivables.

Item 1.  Continued


                         INSURANCE OPERATIONS

Merit is a life and health insurance company domiciled in Indiana and licensed in 44 states, the District of Columbia, and the U.S. Virgin Islands. Merit writes or assumes (through affiliated and non-affiliated insurance companies) credit life, credit accident and health, and non-credit insurance.

Yosemite is a property and casualty insurance company domiciled in Indiana and licensed in 42 states. Yosemite principally writes or assumes credit-related property and casualty insurance.

Both Merit and Yosemite market their products through our consumer finance business segment. Our credit life insurance policies insure the life of the borrower in an amount typically equal to the unpaid balance of the finance receivable and provide for payment in full to the lender of the finance receivable in the event of death. Our credit accident and health insurance policies provide for the payment to the lender of the installments on the finance receivable coming due during a period of disability due to illness or injury. Our credit-related property and casualty insurance policies are written either to protect the lender's interest in property pledged as security for the finance receivable or to provide for the payment to the lender of the installments on the finance receivable coming due during a period of unemployment. The purchase by the borrower of credit life, credit accident and health, and credit-related property and casualty insurance is voluntary with the exception of lender-placed property damage coverage for automobiles, large equipment, dwellings, and real estate pledged as collateral. In these instances, property damage coverage is provided under the terms of the lending agreement if the borrower does not provide evidence of coverage with another insurance carrier. The non-credit insurance policies are primarily ordinary life level term coverage. The purchase of this coverage is voluntary. Premiums for insurance products are most often financed as part of the finance receivable but may be paid in cash to the insurer.

Merit and Yosemite have entered into reinsurance agreements with other insurance companies, including certain other American General subsidiaries, for assumption of various annuities and non-credit, group, credit life, credit accident and health, and credit-related property and casualty insurance on a coinsurance basis. The reserves attributable to this business fluctuate over time and in certain instances are subject to recapture by the ceding company. At December 31, 2000, reserves on the books of Merit and Yosemite attributable to these reinsurance agreements totaled $151.2 million.

See Note 20. of the Notes to Consolidated Financial Statements in Item 8. for further information on the Company's insurance business segment.

Item 1.  Continued


The following table shows information concerning our insurance operations:

                                              At or for the
                                         Years Ended December 31,
                                       2000        1999        1998
                                          (dollars in thousands)
Life Insurance in Force

Credit life                         $3,075,206  $2,709,962  $2,459,818
Non-credit life                      3,343,066   3,355,547   3,618,052

Total                               $6,418,272  $6,065,509  $6,077,870


Premiums Earned

Credit insurance premiums earned:
    Credit life                     $   38,958  $   34,760  $   32,289
    Credit accident and health          48,006      43,237      42,261
    Property and casualty               50,016      49,026      49,403
Other insurance premiums earned:
    Non-credit life                     48,539      46,333      42,981
    Non-credit accident and health       6,689       4,541         702
    Premiums assumed under
      coinsurance agreements             1,156       3,340       4,355

Total                               $  193,364  $  181,237  $  171,991


Premiums Written

Credit insurance premiums
  written:
    Credit life                     $   45,486  $   42,114  $   35,695
    Credit accident and health          55,981      52,910      42,452
    Property and casualty               58,387      49,846      47,324
Other insurance premiums written:
    Non-credit life                     48,539      46,333      42,981
    Non-credit accident and health       6,689       4,541         702
    Premiums assumed under
      coinsurance agreements             1,156       3,340       4,355

Total                               $  216,238  $  199,084  $  173,509


Losses Incurred

Credit insurance losses incurred:
    Credit life                     $   18,409  $   16,240  $   14,775
    Credit accident and health          24,412      22,370      21,094
    Property and casualty               12,397      13,112      20,187
Other insurance losses incurred:
    Non-credit life                     20,142      20,746      16,999
    Non-credit accident and health       4,031       2,724         409
    Losses incurred under
      coinsurance agreements             8,963      11,442      11,223

Total                               $   88,354  $   86,634  $   84,687

Item 1.  Continued


Investments and Investment Results

The following table shows the investment results of the insurance operations:

                                       Years Ended December 31,
                                    2000         1999         1998
                                         (dollars in thousands)

Net investment revenue (a)       $   80,807   $   74,732   $   74,421

Average invested assets (b)      $1,148,950   $1,056,183   $  983,439

Adjusted portfolio yield (c)          7.35%        7.35%        7.88%

Net realized gains (losses)
  on investments (d)             $    2,809   $   (1,564)  $     (693)


(a) Net investment revenue is after deducting investment expense but before net realized gains or losses on investments and provision for income taxes.

(b) Average invested assets excludes the effect of Statement of Financial Accounting Standards 115.

(c) Adjusted portfolio yield is calculated based upon the definitions of net investment revenue and average invested assets listed in (a) and (b) above.

(d) Includes net realized gains or losses on investment securities and other invested assets before provision for income taxes.


See Note 6. of the Notes to Consolidated Financial Statements in Item 8. for information regarding investment securities for all operations of the Company.


                               REGULATION

Consumer Finance

The Company is subject to various federal laws and regulations, including the Federal Consumer Credit Protection Act and the Truth in Lending Act (governing disclosure of applicable charges and other finance receivable terms), the Equal Credit Opportunity Act (prohibiting discrimination against credit-worthy applicants), the Fair Housing Act (prohibiting discrimination in housing lending), the Fair Credit Reporting Act (governing the accuracy and use of credit bureau reports), the Real Estate Settlement Procedures Act (regulating certain loans secured by real estate), the Federal Fair Debt Collection Practices Act (regulating debt collection activity in certain instances), the Federal Trade Commission Act, and the Federal Reserve Board's Regulations B, C, P, Z, and AA. In many states, the Company relies on federal law to preempt state law restrictions on interest rates and points and fees for first lien residential mortgage loans. The Company also relies upon the Federal Alternative Mortgage Transactions Parity Act in many states to preempt state rates on loan payments, such as balloon payments and prepayment

Item 1.  Continued


penalties. The Company makes residential mortgage loans under the provisions of these and other federal laws. The Company is also subject to the Federal Privacy Act and the regulations promulgated thereunder, which generally mandate certain practices and disclosures when dealing with consumer or customer information.

Various state laws also regulate our consumer lending and retail sales financing businesses. The degree and nature of such regulation vary from state to state. The laws under which a substantial amount of our business is conducted generally: (1) provide for state licensing of lenders; (2) impose maximum term, amount, interest rate, and other charge limitations; and (3) enumerate whether and under what circumstances insurance and other ancillary products may be sold in connection with a lending transaction. Certain of these laws prohibit the taking of liens on real estate for loans of small dollar amounts, except liens resulting from judgments. These state laws may require contract disclosures in addition to those required under federal law and may limit remedies available in the event of default by an obligor on the credit.

Additionally, the federal government is considering and a number of states, counties, and cities have enacted or may be considering, laws or rules that restrict the credit terms or other aspects of certain loans that are typically described as "high cost mortgage loans". These requirements may impose specific statutory liabilities in cases of non-compliance and may also limit activities or business dealings of affiliates of the Company under certain conditions.

AG Bank, a wholly owned subsidiary of AGFI, is a federally chartered savings bank subject to the examination, regulation, and supervision of the Federal Office of Thrift Supervision (the "OTS"). AG Bank offers consumer loans and deposit products to the public. AG Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation. The OTS has the statutory and regulatory authority to examine AG Bank and its affiliates and the activities of each entity as it deems necessary.


Insurance

State authorities regulate and supervise our insurance subsidiaries. The extent of such regulation varies by product but relates primarily to conduct of business, types of products offered, standards of solvency, limitations on the payment of dividends and on other transactions with related parties, licensing, deposits of securities for the benefit of policyholders, permissible investments, approval of policy forms and premium rates, periodic examination of the affairs of insurers, form and content of required financial reports, and reserve requirements for unearned premiums, losses, and other purposes. Substantially all of the states in which we operate regulate the rates of premiums charged for credit insurance and the calculation of premium refunds.


                              COMPETITION

Consumer Finance

The consumer finance business is highly competitive due to the large number of companies offering financial products and services, the sophistication of those products, capital market resources of some competitors, and general acceptance and widespread usage of available

Item 1.  Continued


credit. We compete with other consumer finance companies as well as other types of financial institutions that offer similar products and services, including, but not limited to, industrial banks, industrial loan companies, mortgage companies, mortgage brokers, commercial banks, sales finance companies, national banks, limited purpose credit card banks, federal savings banks, state banks, credit unions, and vendors and manufacturers of consumer goods.


Insurance

Our insurance operations supplement our consumer finance operations. Although the insurance business is competitive in both price and service, we believe that our insurance companies' abilities to market insurance products through our distribution systems provide a competitive advantage over our insurance competitors.



Item 2.  Properties.


Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. AGFI and certain of its subsidiaries own real estate upon which AGFI, its subsidiaries and affiliates, and third parties conduct business. We generally conduct branch office operations in leased premises. Lease terms ordinarily range from three to five years.



Item 3.  Legal Proceedings.


Satellite Dish Litigation

In the mid-1990s, one of our subsidiaries, A.G. Financial Service Center, Inc. (Financial Service Center), formerly named American General Financial Center, provided financing for satellite dishes sold by independent unaffiliated dealers. On May 18, 1999, the Chancery Court of the First Judicial District of Jones County, Mississippi in a case captioned Clayton
D. Smith, et al. v. Delta TV Corporation, Don Acy, US Electronics, American General Financial Center, Civil Action No. 96-0254 (the Clayton Smith matter), rendered a judgment awarding approximately $500,000 in compensatory damages and $167 million in punitive damages against Financial Service Center. The lawsuit was filed on November 15, 1996, by 29 individuals who had each purchased a satellite dish. Financial Service Center, together with certain other American General companies, were also named as defendants in other cases involving the financing of satellite dishes.

Item 3.  Continued


In August 1999, Financial Service Center filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana. The decision to reorganize was necessitated by the judgment rendered against Financial Service Center by the Mississippi state court. The filing for reorganization under Chapter 11 was limited to Financial Service Center and was intended to provide a fair and orderly process for managing the claims against Financial Service Center. Prior to the bankruptcy filing, Financial Service Center had assets of approximately $7 million.

As part of the resolution process, settlement agreements were executed in January 2000 to settle the Clayton Smith matter and certain other claims. Accordingly, we recorded a charge of $57.0 million ($36.2 million aftertax) in fourth quarter 1999 to cover the proposed settlements and other litigation. On September 1, 2000, payment was made in connection with the final settlement of the Clayton Smith matter.

In 2000, Financial Service Center filed a plan of reorganization to resolve the remaining claims in the bankruptcy. In January 2001, Financial Service Center and the creditors' committee in the bankruptcy entered into a settlement that has been approved by the bankruptcy court. The plan of reorganization was confirmed by the bankruptcy court in February 2001. Certain creditors have appealed the confirmation of the plan, but we do not expect their appeal to prevail. We expect our remaining recorded liability related to this matter to be sufficient to cover the costs of the plan of reorganization.


Other

AGFI and certain of its subsidiaries are also parties to various other lawsuits and proceedings, including certain class action claims, arising in the ordinary course of business. In addition, many of the proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations and financial position. However, the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given suit.

                                PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.


No trading market exists for AGFI's common stock because American General owns all of AGFI's common stock. AGFI declared the following cash dividends on its common stock:

Quarter Ended                2000          1999
                           (dollars in thousands)

March 31                   $ 27,000      $ 41,001
June 30                        -           93,003
September 30                 15,700        29,996
December 31                  64,401          -

                           $107,101      $164,000


See Management's Discussion and Analysis in Item 7., and Note 15. of the Notes to Consolidated Financial Statements in Item 8., regarding limitations on the ability of AGFI and its subsidiaries to pay dividends.



Item 6.  Selected Financial Data.


The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8., Management's Discussion and Analysis in Item 7., and other financial information in Item 1.

                           At or for the Years Ended December 31,
                   2000         1999         1998        1997         1996
                                   (dollars in thousands)

Total revenues  $ 1,909,916  $ 1,731,602  $ 1,609,105  $1,524,105  $1,724,948

Net income (a)      207,938      179,734      187,359     129,433      34,146

Total assets     13,408,395   12,635,307   11,172,923   9,289,500   9,563,696

Long-term debt    5,670,670    5,716,991    5,176,965   4,011,457   4,498,530


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

The following table shows principal sources and uses of cash:

                                          Years Ended December 31,
                                        2000        1999        1998
                                            (dollars in millions)
Principal sources of cash:

  Operations                          $  620.0    $  493.8    $  438.6
  Net issuance of debt                   622.9     1,294.4     1,592.7
  Capital contributions                     -         54.0        79.0

  Principal sources of cash           $1,242.9    $1,842.2    $2,110.3


Principal uses of cash:

  Net originations and purchases
    of finance receivables            $  968.1    $1,551.4    $1,814.2
  Dividends paid                         107.1       164.0        31.6

  Principal uses of cash              $1,075.2    $1,715.4    $1,845.8


We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable financial obligations and operational requirements.

Item 7.  Continued


Capital Resources
                                                December 31,
                                           2000             1999
                                           (dollars in millions)

Long-term debt                           $ 5,670.6       $ 5,717.0
Short-term debt                            5,088.5         4,457.5
Deposits                                      74.0            32.1

Total debt                                10,833.1        10,206.6
Equity                                     1,638.3         1,527.3

Total capital                            $12,471.4       $11,733.9

Net finance receivables                  $11,761.8       $11,030.0
Debt to tangible equity ratio                7.50x           7.64x


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

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 2000, credit facilities, including facilities shared with American General, totaled $6.4 billion, with remaining availability of $6.4 billion. See Note 10. of the Notes to Consolidated Financial Statements in Item 8. for additional information on credit facilities.

In addition, our mortgage warehouse lending subsidiary arranges interim financing for third-party mortgage originators through a purchase facility. At December 31, 2000, this facility totaled $250.0 million with remaining availability of $90.0 million.

AGFI has paid dividends to (or received capital contributions from) American General to manage our leverage of debt to tangible equity (equity less goodwill and net unrealized gains or losses on investment securities) to 7.50 to 1. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. An AGFC financing agreement limits the amount of dividends AGFC may pay. This agreement has not prevented us from managing our capital to targeted leverage. See Note 15. of the Notes to Consolidated Financial Statements in Item 8. for information on dividend restrictions.

Item 7.  Continued


Credit Ratings

AGFC's long-term debt and commercial paper ratings facilitate its access to capital markets. On January 23, 2001, AGFC's ratings were as follows:

                              Long-term Debt      Commercial Paper

Fitch                         A+  (High)          F1+   (Highest)
Moody's                       A2  (Favorable)     P-1   (Highest)
Standard & Poor's             A+  (Strong)        A-1   (Strong)


                     ANALYSIS OF OPERATING RESULTS

Net Income
                                         Years Ended December 31,
                                       2000        1999        1998
                                          (dollars in millions)

Net income                            $207.9      $179.7      $187.4
Return on average assets               1.59%       1.56%       1.88%
Return on average equity              13.03%      12.03%      13.96%
Ratio of earnings to fixed charges     1.46x       1.48x       1.56x


Net income increased $28.2 million, or 16%, for 2000 and decreased $7.7 million, or 4%, for 1999 when compared to the respective previous year. See Note 20. of the Notes to Consolidated Financial Statements for information on the results of the Company's business segments.

Net income for 2000 included a charge of $50.0 million ($32.5 million aftertax) for the estimated loss on an alleged fraud against our mortgage warehouse lending subsidiary that was discovered in late June 2000. Without this charge, net income for 2000 would have been $240.4 million. See Note 16. of the Notes to Consolidated Financial Statements in Item 8. for further information on the loss.

The decrease in net income for 1999 when compared to 1998 reflected a charge of $57.0 million ($36.2 million aftertax) in 1999 for the settlement of satellite dish and other related litigation. Without this charge, net income for 1999 would have been $215.9 million. See Legal Proceedings in
Item 3. and Note 16. of the Notes to Consolidated Financial Statements in
Item 8. for further information on the satellite dish litigation.

Factors that specifically affected the Company's operating results are as follows:

Item 7.  Continued


Finance Charges
                                        Years Ended December 31,
                                     2000         1999        1998
                                         (dollars in millions)

Finance charges                    $ 1,619.0   $ 1,455.5   $ 1,354.2
Average net receivables            $11,408.9   $10,008.8   $ 8,518.9
Yield                                 14.19%      14.54%      15.90%


Finance charges increased $163.5 million, or 11%, for 2000 and $101.3 million, or 7%, for 1999 when compared to the respective previous year due to higher average net receivables, partially offset by lower yield.

Average net receivables increased $1.4 billion, or 14%, during 2000 and $1.5 billion, or 17%, during 1999 when compared to the respective previous year primarily due to higher average net real estate loans. Yield decreased 35 basis points during 2000 and 136 basis points during 1999 when compared to the respective previous year reflecting a larger proportion of average net receivables that are real estate loans, which generally have lower yields, and a decline in real estate loan yield. The decrease in yield for 2000 when compared to 1999 also reflected declines in non-real estate loan and retail sales finance yield.


Insurance Revenues
                                         Years Ended December 31,
                                       2000        1999        1998
                                          (dollars in millions)

Insurance revenues                    $196.2      $184.5      $176.0
Premiums earned                       $193.4      $181.2      $172.0
Insurance revenues as a
  percentage of average
  net receivables                      1.72%       1.84%       2.07%


Insurance revenues increased $11.7 million, or 6%, for 2000 and $8.5 million, or 5%, for 1999 when compared to the respective previous year primarily due to higher earned premiums. Earned premiums increased due to higher written premiums in 1999 and 2000 resulting from higher related loan volume.

Insurance revenues as a percentage of average net receivables declined during 2000 and 1999 reflecting a higher proportion of average net receivables that are real estate loans, including purchased real estate loans, where the opportunity to sell insurance products is limited.

Item 7.  Continued


Other Revenues
                                        Years Ended December 31,
                                      2000        1999        1998
                                         (dollars in millions)

Other revenues                      $   94.7    $   91.6    $   79.0
Investment revenue                  $   92.4    $   80.3    $   75.9
Net realized gains (losses)
  on investments                    $    2.8    $   (1.6)   $   (0.7)
Average invested assets             $1,149.0    $1,056.2    $  983.4
Adjusted portfolio yield               7.35%       7.35%       7.88%


Other revenues increased $3.1 million, or 3%, for 2000 and $12.6 million, or 16%, for 1999 when compared to the respective previous year.

The increase in other revenues for 2000 when compared to 1999 was primarily due to higher investment revenue, partially offset by mark-to-market and portfolio servicing adjustments recorded in 2000. The increase in investment revenue reflected growth in average invested assets for the insurance operations of $92.8 million and net realized gains in 2000 compared to net realized losses in 1999.

As a result of the higher interest rate levels in the last half of 1999 and the first half of 2000, we made mark-to-market and portfolio servicing adjustments to write-down mortgage loans generated by outside originators and serviced by our warehouse lending subsidiary that were not sold in the normal course of business to secondary mortgage investors. These mark-to-market and portfolio servicing adjustments reduced other revenues by approximately $8.0 million during 2000.

The increase in other revenues for 1999 when compared to 1998 was primarily due to higher investment revenue and mortgage set-up/warehousing fees. The increase in investment revenue reflected growth in average invested assets for the insurance operations of $72.8 million, partially offset by a decline in adjusted portfolio yield of 53 basis points and higher realized losses on investments.

The increases in average invested assets in 2000 and 1999 was primarily due to investment of insurance operations cash flows. The decrease in adjusted portfolio yield in 1999 reflected market conditions.


Interest Expense
                                        Years Ended December 31,
                                     2000         1999        1998
                                         (dollars in millions)

Interest expense                   $   694.3   $   573.8   $   511.6
Average borrowings                 $10,518.2   $ 9,205.1   $ 7,807.0
Borrowing cost                         6.59%       6.23%       6.55%


Interest expense increased $120.5 million, or 21%, for 2000 and $62.2 million, or 12%, for 1999 when compared to the respective previous year.

Item 7.  Continued


The increase in interest expense for 2000 when compared to 1999 reflected higher average borrowings and borrowing cost. The increase in interest expense for 1999 when compared to 1998 was primarily due to higher average borrowings, partially offset by lower borrowing cost.

Average borrowings increased $1.3 billion, or 14%, during 2000 and $1.4 billion, or 18%, during 1999 when compared to the respective previous year primarily to support finance receivable growth. Borrowing cost increased 36 basis points during 2000 when compared to 1999 reflecting higher rates on short-term debt. Borrowing cost decreased 32 basis points during 1999 when compared to 1998 due to lower rates on both long-term and short-term debt.


Operating Expenses
                                         Years Ended December 31,
                                       2000        1999        1998
                                          (dollars in millions)

Operating expenses                    $542.4      $524.8      $505.2
Operating expenses as a
  percentage of average
  net receivables                      4.75%       5.24%       5.93%


Operating expenses increased $17.6 million, or 3%, for 2000 and $19.6 million, or 4%, for 1999 when compared to the respective previous year, substantially less than the increases in average net receivables of 14% and 17%, respectively.

The increase in operating expenses for 2000 when compared to 1999 was primarily due to higher salaries and data processing expenses, partially offset by lower litigation expenses.

The increase in operating expenses for 1999 when compared to 1998 was primarily due to increases in salaries, litigation expenses, amortization of intangibles, and occupancy expenses, partially offset by higher deferred loan origination costs.

The increases in salaries for 2000 and 1999 when compared to the respective previous year reflect higher competitive compensation, partially offset by a workforce reduction of approximately 200 positions during 2000 and 400 positions during 1999 due to improved productivity.

The improvements in operating expenses as a percentage of average net receivables in 2000 and 1999 when compared to the respective previous year reflect continued improvement in operating efficiencies.

Item 7.  Continued


Provision for Finance Receivable Losses

                                              At or for the
                                         Years Ended December 31,
                                       2000        1999        1998
                                          (dollars in millions)
Provision for finance
  receivable losses                   $206.3      $206.6      $212.1

Net charge-offs                       $206.3      $206.6      $219.6
Charge-off ratio                       1.81%       2.08%       2.60%
Charge-off coverage                    1.86x       1.91x       1.74x

60 day+ delinquency                   $420.6      $399.0      $383.7
Delinquency ratio                      3.41%       3.46%       3.75%

Allowance for finance
  receivable losses                   $383.4      $395.6      $382.5
Allowance ratio                        3.26%       3.59%       3.96%


Provision for finance receivable losses remained near the same for 2000 and decreased $5.5 million, or 3%, for 1999 when compared to the respective previous year. The decrease in the provision for finance receivable losses for 1999 when compared to 1998 reflected lower net charge-offs.

The decrease in the charge-off ratio for 2000 and 1999 when compared to the respective previous year reflected the results of past and ongoing credit quality improvement efforts, including consistent adherence to strict underwriting guidelines.

The decrease in the delinquency ratio for 2000 and 1999 when compared to the respective previous year reflected the improvement in credit quality. The decrease in the delinquency ratio for 2000 also reflected the sale of fully-reserved delinquent net finance receivables totaling $27.1 million (gross balances totaling $34.8 million) in 2000. These receivables consisted of non-real estate loans ($25.0 million) and retail sales finance ($2.1 million). This sale reduced the delinquency ratio by approximately 29 basis points at the time of sale. The decrease in the delinquency ratio for 2000 was partially offset by the maturation of real estate loan portfolios purchased in fourth quarter 1999 ($792.7 million), which were primarily new originations when purchased.

We periodically evaluate our finance receivable portfolio to determine the appropriate level of the allowance for finance receivable losses. In our opinion, the allowance is adequate to absorb anticipated losses in our existing portfolio. The allowance as a percentage of net finance receivables has declined in both 2000 and 1999 when compared to the respective previous year reflecting the improvement in credit quality. The decrease in the allowance ratio for 2000 also reflected the sale of the fully-reserved net finance receivables in 2000 which reduced the allowance ratio by approximately 23 basis points at the time of sale. Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs, declined slightly in 2000 and improved in 1999. The slightly lower charge-off coverage for 2000 reflected the sale of the fully-reserved net finance receivables during 2000 which reduced charge-off coverage by approximately 14 basis points at the time of sale.

Item 7.  Continued


Insurance Losses and Loss Adjustment Expenses

                                         Years Ended December 31,
                                       2000        1999       1998
                                          (dollars in millions)

Claims incurred                       $83.0       $82.4       $86.5
Change in benefit reserves              5.4         4.2        (1.8)

Insurance losses and loss
  adjustment expenses                 $88.4       $86.6       $84.7


Insurance losses and loss adjustment expenses increased $1.8 million, or 2%, for 2000 and $1.9 million, or 2%, for 1999 when compared to the respective previous year.

The increase in insurance losses and loss adjustment expenses for 2000 when compared to 1999 was due to increases in provision for future benefits and claims. Provision for future benefits increased $1.2 million for 2000 due to increased sales of non-credit insurance products. Claims increased $.6 million for 2000 primarily due to increased loss experience.

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


Other Charges

In second quarter 2000, we recorded a charge of $50.0 million ($32.5 million aftertax) for the estimated loss on the alleged fraud against our mortgage warehouse lending subsidiary that was discovered in late June 2000. See Note 16. of the Notes to Consolidated Financial Statements in
Item 8. for information on the loss.

In fourth quarter 1999, we recorded a charge of $57.0 million ($36.2 million aftertax) for the settlement of satellite dish and other related litigation. See Legal Proceedings in Item 3. and Note 16. of the Notes to Consolidated Financial Statements in Item 8. for further information on the satellite dish litigation.


Provision for Income Taxes
                                         Years Ended December 31,
                                       2000        1999        1998
                                          (dollars in millions)

Provision for income taxes            $120.7      $102.9      $108.2
Pretax income                         $328.6      $282.7      $295.6
Effective income tax rate             36.72%      36.41%      36.62%

Item 7.  Continued


Provision for income taxes increased $17.8 million, or 17%, for 2000 and decreased $5.3 million, or 5%, for 1999 when compared to the respective previous year.

The increase in provision for income taxes for 2000 when compared to 1999 reflected higher taxable income. The decrease in provision for income taxes for 1999 when compared to 1998 reflected lower taxable income primarily due to the $57.0 million charge in 1999 for the settlement of satellite dish and other related litigation.


                    ANALYSIS OF FINANCIAL CONDITION

At December 31, 2000, the Company's assets were distributed as follows: 85% in net finance receivables, less allowance for finance receivable losses; 8% in investment securities; 6% in other assets; and 1% in cash and cash equivalents.


Asset Quality

We believe that our geographic diversification reduces the risk associated with a recession in any one region. In addition, 97% of our finance receivables at December 31, 2000 were secured by real property or personal property. While finance receivables have some exposure to further economic uncertainty, we believe that the allowance for finance receivable losses is adequate to absorb anticipated losses in our existing portfolio. See Analysis of Operating Results for further information on allowance ratio, delinquency ratio, and charge-off ratio.

Investment securities principally represent the investment portfolio of our insurance operations. Our investment strategy is to optimize after-tax returns on invested assets, subject to the constraints of safety, liquidity, diversification, and regulation.

The largest intangible asset is acquisition-related goodwill, which is charged to expense in equal amounts over 20 to 40 years.


Asset/Liability Management

We manage anticipated cash flows of our assets and liabilities in an effort to reduce the risk associated with unfavorable changes in interest rates. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the assets being supported. We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary means by which we accomplish this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate debt by altering the nature of certain floating-rate funding, thereby limiting our exposure to market interest rate increases. Floating-rate debt represented 37% of our average borrowings for 2000 compared to 32% for 1999. These percentages include the effect of interest rate swap agreements that converted floating-rate debt to a fixed rate.

Item 7.  Continued

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; (2) customer responsiveness to both products and distribution channels; (3) competitive, regulatory, accounting, or tax changes that affect the cost of, or demand for, our products; (4) our ability to secure necessary court and regulatory approvals; (5) our ability to realize projected expense savings; (6) adverse litigation results or resolution of litigation, including proceedings related to satellite dish financing; and (7) the formation of strategic alliances or business combinations among our competitors or our business partners. Readers are also directed to other risks and uncertainties discussed in other documents we filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

                                December 31, 2000       December 31, 1999
                              +100 bp       -100 bp   +100 bp       -100 bp
                                          (dollars in thousands)
Assets
Net finance receivables,
  less allowance for
  finance receivable
  losses                      $(322,005)  $ 348,798   $(331,210)  $ 361,526
Fixed-maturity securities       (51,658)     45,578     (42,700)     44,911

Liabilities
Long-term debt                 (123,311)    128,317    (122,447)    128,121
Deposits                         (1,125)      1,159        (214)        214

Derivatives
Interest rate swaps              63,445     (66,407)     34,727     (36,721)


At each year end, we derived the changes in fair values by modeling estimated cash flows of certain of our assets and liabilities. The assumptions we used adjusted cash flows to reflect changes in prepayments and calls but did not consider loan originations, debt issuances, or new investment purchases.

Readers should exercise care in drawing conclusions based on the above analysis. While these changes in fair values provide a measure of interest rate sensitivity, they do not represent our expectations about the impact of interest rate changes. This analysis is also based on our exposure at a particular point in time and incorporates numerous assumptions and estimates. It also assumes an immediate change in interest rates, without regard to the impact of certain business decisions or initiatives that we would likely undertake to mitigate or eliminate some or all of the adverse effects of the modeled scenarios.



Item 8.  Financial Statements and Supplementary Data.


The Report of Independent Auditors and the related consolidated financial statements are presented on the following pages.

                     REPORT OF INDEPENDENT AUDITORS





The Board of Directors
American General Finance, Inc.


We have audited the accompanying consolidated balance sheets of American General Finance, Inc. (a wholly-owned subsidiary of American General Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholder's equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American General Finance, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             Ernst & Young LLP


Indianapolis, Indiana
January 23, 2001

               American General Finance, Inc. and Subsidiaries
                         Consolidated Balance Sheets




                                                         December 31,
                                                     2000            1999
                                                    (dollars in thousands)
Assets

Net finance receivables  (Notes 2.
  and 4.):
    Real estate loans                             $ 7,280,234    $ 7,104,227
    Non-real estate loans                           3,027,989      2,576,081
    Retail sales finance                            1,453,588      1,349,689

Net finance receivables                            11,761,811     11,029,997
Allowance for finance receivable
  losses  (Note 5.)                                  (383,415)      (395,626)
Net finance receivables, less allowance
  for finance receivable losses                    11,378,396     10,634,371

Investment securities  (Note 6.)                    1,107,533        988,563
Cash and cash equivalents                             163,895        146,710
Other assets  (Note 7.)                               758,571        865,663

Total assets                                      $13,408,395    $12,635,307


Liabilities and Shareholder's Equity

Long-term debt  (Note 8.)                         $ 5,670,670    $ 5,716,991
Short-term notes payable:
  Commercial paper  (Notes 9. and 11.)              5,088,513      4,245,961
  Banks and other (Notes 10. and 12.)                    -           211,559
Deposits                                               73,971         32,118
Insurance claims and policyholder
  liabilities                                         519,447        462,100
Other liabilities                                     391,895        416,572
Accrued taxes                                          25,632         22,771

Total liabilities                                  11,770,128     11,108,072

Shareholder's equity:
  Common stock  (Note 14.)                              1,000          1,000
  Additional paid-in capital                          877,576        876,708
  Accumulated other comprehensive
    income (loss)  (Note 6.)                            2,631         (6,696)
  Retained earnings  (Note 15.)                       757,060        656,223

Total shareholder's equity                          1,638,267      1,527,235

Total liabilities and shareholder's equity        $13,408,395    $12,635,307





See Notes to Consolidated Financial Statements.

               American General Finance, Inc. and Subsidiaries
                      Consolidated Statements of Income




                                             Years Ended December 31,
                                         2000          1999          1998
                                              (dollars in thousands)

Revenues
  Finance charges                     $1,618,969    $1,455,485    $1,354,158
  Insurance                              196,241       184,529       175,969
  Other                                   94,706        91,588        78,978

Total revenues                         1,909,916     1,731,602     1,609,105

Expenses
  Interest expense                       694,251       573,834       511,587
  Operating expenses                     542,412       524,843       505,150
  Provision for finance receivable
    losses                               206,275       206,632       212,090
  Insurance losses and loss
    adjustment expenses                   88,354        86,634        84,687
  Other charges  (Note 16.)               50,000        57,000          -

Total expenses                         1,581,292     1,448,943     1,313,514

Income before provision for income
  taxes                                  328,624       282,659       295,591

Provision for Income Taxes
  (Note 17.)                             120,686       102,925       108,232

Net Income                            $  207,938    $  179,734    $  187,359





See Notes to Consolidated Financial Statements.

               American General Finance, Inc. and Subsidiaries
               Consolidated Statements of Shareholder's Equity




                                             Years Ended December 31,
                                         2000          1999          1998
                                              (dollars in thousands)

Common Stock
  Balance at beginning of year        $    1,000    $    1,000    $    1,000
  Balance at end of year                   1,000         1,000         1,000

Additional Paid-in Capital
  Balance at beginning of year           876,708       822,497       743,083
  Capital contributions from
    parent and other                         868        54,211        79,414
  Balance at end of year                 877,576       876,708       822,497

Accumulated Other Comprehensive
  Income (Loss)
    Balance at beginning of year          (6,696)       39,419        34,512
    Change in net unrealized
      gains (losses) on
      investment securities                9,327       (46,115)        4,907
    Balance at end of year                 2,631        (6,696)       39,419

Retained Earnings
  Balance at beginning of year           656,223       640,489       484,730
  Net income                             207,938       179,734       187,359
  Common stock dividends                (107,101)     (164,000)      (31,600)
  Balance at end of year                 757,060       656,223       640,489

Total Shareholder's Equity            $1,638,267    $1,527,235    $1,503,405





See Notes to Consolidated Financial Statements.

                  American General Finance, Inc. and Subsidiaries
                       Consolidated Statements of Cash Flows



                                                      Years Ended December 31,
                                                    2000        1999        1998
                                                       (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                       $  207,938  $  179,734  $  187,359
Reconciling adjustments:
  Provision for finance receivable losses           206,275     206,632     212,090
  Depreciation and amortization                     149,405     132,552     107,946
  Deferral of finance receivable
    origination costs                               (54,254)    (53,291)    (46,773)
  Deferred income tax charge (benefit)               21,728      (8,020)     16,446
  Change in other assets and other liabilities      (74,750)    (57,210)    (34,947)
  Change in insurance claims and
    policyholder liabilities                         57,347      25,021         220
  Change in taxes receivable and payable             64,040       1,422      19,681
  Other charges                                      50,000      57,000        -
  Other, net                                         (7,714)      9,932     (23,444)
Net cash provided by operating activities           620,015     493,772     438,578

Cash Flows from Investing Activities
  Finance receivables originated or purchased    (6,281,876) (6,653,665) (6,589,414)
  Principal collections on finance receivables    5,313,806   5,102,250   4,775,254
  Acquisition of Standard Pacific Savings, F.A.        -         44,516        -
  Acquisition of HSA Residential Mortgage
    Services of Texas, Inc.                            -           -        (25,600)
  Investment securities purchased                  (644,246)   (328,442)   (211,087)
  Investment securities called, matured and sold    536,058     247,886     158,360
  Change in premiums on finance receivables
    purchased and deferred charges                  (22,528)    (54,609)   (122,879)
  Other, net                                        (19,884)    (37,420)    (20,963)
Net cash used for investing activities           (1,118,670) (1,679,484) (2,036,329)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt        1,240,329   1,107,517   2,028,405
  Repayment of long-term debt                    (1,290,234)   (571,286)   (866,024)
  Change in deposits                                 41,853     (15,683)       (700)
  Change in short-term notes payable                630,993     773,872     430,977
  Capital contribution from parent                     -         54,000      79,000
  Dividends paid                                   (107,101)   (164,000)    (31,600)
Net cash provided by financing activities           515,840   1,184,420   1,640,058

Increase (decrease) in cash and cash equivalents     17,185      (1,292)     42,307
Cash and cash equivalents at beginning of year      146,710     148,002     105,695
Cash and cash equivalents at end of year         $  163,895  $  146,710  $  148,002

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                              $   34,385  $  111,127  $   74,047
  Interest paid                                  $  685,059  $  552,702  $  493,356



<F1>
See Notes to Consolidated Financial Statements.

               American General Finance, Inc. and Subsidiaries
               Consolidated Statements of Comprehensive Income




                                              Years Ended December 31,
                                          2000          1999          1998
                                               (dollars in thousands)

Net Income                              $207,938      $179,734      $187,359

Other comprehensive income:
  Net unrealized gains (losses)
    on investment securities              17,254       (72,512)        6,857
  Income tax effect                       (6,101)       25,380        (2,401)

  Net unrealized gains (losses)
    on investment securities,
    net of tax                            11,153       (47,132)        4,456

  Reclassification adjustment
    for realized (gains) losses
    included in net income                (2,809)        1,564           693
  Income tax effect                          983          (547)         (242)

  Realized (gains) losses included
    in net income, net of tax             (1,826)        1,017           451

Other comprehensive income (loss),
  net of tax                               9,327       (46,115)        4,907

Comprehensive income                    $217,265      $133,619      $192,266





See Notes to Consolidated Financial Statements.

              American General Finance, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements
                             December 31, 2000



Note 1.  Nature of Operations

American General Finance, Inc. will be referred to as "AGFI" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". AGFI is a wholly owned subsidiary of American General Corporation (American General). AGFI is a financial services holding company whose principal subsidiary is American General Finance Corporation (AGFC). AGFC is also a financial services holding company with subsidiaries engaged primarily in the consumer finance and credit insurance business. At December 31, 2000, the Company had 1,338 offices in 42 states, Puerto Rico and the U.S. Virgin Islands and approximately 7,500 employees.

In our consumer finance operations, we make home equity loans, originate secured and unsecured consumer loans, extend lines of credit, purchase retail sales contracts and provide revolving retail services arising from the retail sale of consumer goods and services by approximately 16,000 retail merchants, and offer private label services for approximately 260 retail merchants. To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables. We also sell credit and non-credit insurance to our consumer finance customers.

In our insurance operations, we write and assume credit life, credit accident and health, credit-related property and casualty, and non-credit insurance covering our consumer finance customers and property pledged as collateral. See Note 20. for further information on the Company's business segments.

We fund our operations principally through net cash flows from operating activities, issuances of long-term debt, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, acceptance of bank demand and time deposits, and capital contributions from American General.

In May 1999, AGFI acquired Standard Pacific Savings, F.A. from Standard Pacific Corporation and renamed the institution American General Bank, FSB (AG Bank). AG Bank currently operates as a traditional thrift, whose products include deposit and savings accounts, residential mortgage and home equity loans, and private label services.

At December 31, 2000, the Company had $11.8 billion of net finance receivables due from approximately 2.1 million customer accounts and $6.4 billion of credit and non-credit life insurance in force covering approximately 1.1 million customer accounts.



Note 2.  Summary of Significant Accounting Policies

                       PRINCIPLES OF CONSOLIDATION

We prepared our consolidated financial statements using generally accepted accounting principles. They include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all intercompany items. AGFI is a wholly owned subsidiary of American General.

                          FINANCE OPERATIONS

Finance Receivables

We carry finance receivables at amortized cost which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. They are net of unamortized finance charges on precomputed receivables and unamortized points and fees.

Although a significant portion of insurance claims and policyholder liabilities originate from the finance receivables, our policy is to show them as liabilities and not net them against finance receivables. Finance receivables relate to the financing activities of our consumer finance business segment and insurance claims and policyholder liabilities relate to the underwriting activities of our insurance business segment. We determine delinquency on finance receivables contractually.


Revenue Recognition

We recognize finance charges as revenue on the accrual basis using the interest method. We amortize premiums and discounts on purchased finance receivables as a revenue adjustment. We stop accruing revenue when the fourth contractual payment becomes past due for loans and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail and private label. Upon suspension, we do not reverse amounts previously accrued. We resume the accrual of revenue for loans and retail sales contracts if we receive additional payments and the finance receivable is less than four contractual payments past due. We recognize late charges, prepayment penalties, and extension fees as revenue when received.

We defer the costs to originate certain finance receivables and the revenue from nonrefundable points and fees on loans and amortize them to revenue on the accrual basis using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience.
If a finance receivable liquidates before amortization is completed, we charge or credit any unamortized costs or points and fees to revenue at the date of liquidation.


Allowance For Finance Receivable Losses

We periodically evaluate the finance receivable portfolio as a group to determine any adjustment necessary to maintain the allowance for finance receivable losses at a level that we consider adequate to absorb anticipated losses in our existing portfolio. We consider numerous factors in estimating the anticipated finance receivable losses, including current economic conditions, prior finance receivable loss and delinquency experience, and the composition of our finance receivable portfolio.

Our policy is to charge off each month non-real estate loans on which little or no collections were made in the prior six months, retail sales contracts that are six installments past due, and revolving retail and private label accounts that are 180 days past due. We start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and we have obtained title to the property, we establish the real estate as an asset valued at fair value, and charge off any loan amount in excess of that value. We occasionally extend the charge-off period for individual accounts when, in our opinion, such treatment is warranted.


                          INSURANCE OPERATIONS

Revenue Recognition

We recognize credit insurance premiums on revolving finance receivables as revenue when billed. We defer credit insurance premiums collected in advance in unearned premium reserves which are included in insurance claims and policyholder liabilities. We recognize premiums on credit life insurance as revenue using the sum-of-the-digits or actuarial methods, except in the case of level-term contracts, which we recognize as revenue using the straight-line method over the terms of the policies. We recognize premiums on credit accident and health insurance as revenue using an average of the sum-of-the-digits and the straight-line methods. We recognize premiums on credit-related property and casualty insurance as revenue using the straight-line method over the terms of the policies or appropriate shorter periods. We recognize non-credit life insurance premiums as revenue when collected but not before their due dates.


Policy Reserves

Policy reserves for credit life, credit accident and health, and credit-related property and casualty insurance equal related unearned premiums.
We base claim reserves on Company experience. We estimate reserves for losses and loss adjustment expenses for credit-related property and casualty insurance based upon claims reported plus estimates of incurred but not reported claims. We accrue liabilities for future life insurance policy benefits associated with non-credit life contracts when we recognize premium revenue and base the amounts on assumptions as to investment yields, mortality, and surrenders. We base annuity reserves on assumptions as to investment yields and mortality. We base non-credit life, group annuity, and accident and health insurance reserves assumed under coinsurance agreements on various tabular and unearned premium methods.


Acquisition Costs

We defer insurance acquisition costs, principally commissions, reinsurance fees, and premium taxes, and charge them to expense over the terms of the related policies or reinsurance agreements.

                          INVESTMENT SECURITIES

Valuation

We currently classify all investment securities as available-for-sale and record them at fair value. We adjust related balance sheet accounts as if the unrealized gains and losses on investment securities had been realized, and record the net adjustment in accumulated other comprehensive income
(loss) in shareholder's equity. If the fair value of an investment security classified as available-for-sale declines below its cost and we consider the decline to be other than temporary, we reduce the investment security to its fair value, and recognize a realized loss.


Realized Gains and Losses on Investments

We specifically identify realized gains and losses on investments and include them in other revenues.


                                OTHER

Cash Equivalents

We consider all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.


Goodwill

We charge goodwill to expense in equal amounts over 20 to 40 years. We regularly review goodwill for indicators of impairment in value which we believe are not temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which we operate, (2) profitability analyses, and (3) cash flow analyses. If facts and circumstances suggest that goodwill is impaired, we assess the fair value of the underlying business and reduce goodwill to an amount that results in the book value of the Company approximating fair value.


Customer Base Valuations

We charge customer base valuations to expense in equal amounts generally over 6 years.


Income Taxes

We establish deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, using the tax rates expected to be in effect when the temporary differences reverse.

We provide a valuation allowance for deferred tax assets if it is likely that some portion of the deferred tax asset will not be realized. We include an increase or decrease in a valuation allowance resulting from a change in the realizability of the related deferred tax asset in income. We include fluctuations in fair value of available-for-sale investment securities in accumulated other comprehensive income (loss) in shareholder's equity.


Derivative Financial Instruments

We account for our derivative financial instruments as hedges. Hedge accounting requires a high correlation between changes in fair values or cash flows of the derivative financial instrument and the specific item being hedged, both at inception and throughout the life of the hedge.

We accrue the differences between amounts payable and receivable on interest rate swap agreements as adjustments to interest expense over the lives of the agreements. We include the related amounts payable to and receivable from counterparties in other liabilities and other assets. We do not recognize the fair values of interest rate swap agreements in the consolidated balance sheet, which is consistent with the treatment of the related debt that is hedged.

We defer any gain or loss resulting from the early termination of an interest rate swap agreement and amortize it into income over the remaining term of the related debt. If the underlying debt is extinguished, we recognize any related gain or loss on the interest rate swap agreement in income.


Use of Estimates

We make estimates and assumptions in preparing financial statements that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates.


Fair Value of Financial Instruments

We estimate the fair values disclosed in Note 22. using discounted cash flows when quoted market prices or values obtained from independent pricing services are not available. The assumptions used, including the discount rate and estimates of future cash flows, significantly affect the valuation techniques employed. In certain cases, we cannot verify the estimated fair values by comparison to independent markets or realize the estimated fair values in immediate settlement of the instruments.



Note 3.  Accounting Changes

On January 1, 2001, we adopted Statement of Financial Accounting Standards
(SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value in the balance sheet. Changes in the fair value of a derivative instrument are required to be reported in net income or accumulated other comprehensive income, depending upon the intended use of the derivative instrument. Upon adoption, we recorded aftertax cumulative adjustments to recognize the fair value of interest rate swaps related to debt in the balance sheet, which reduced accumulated other comprehensive income in shareholders' equity $27.4 million. We do not expect SFAS 133 to have a material impact on the Company's results of operations and financial position in future periods.

In fourth quarter 2000, we adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," which provides criteria for revenue recognition. Adoption of this bulletin did not result in any changes to the Company's revenue recognition policies.



Note 4.  Finance Receivables

The components of net finance receivables by type were as follows:

                                            December 31, 2000
                              Real        Non-real      Retail
                             Estate        Estate        Sales
                              Loans         Loans       Finance      Total
                                         (dollars in thousands)

Gross receivables          $ 7,297,571  $ 3,366,084  $ 1,667,235  $12,330,890
Unearned finance charges
  and points and fees         (166,983)    (440,567)    (237,141)    (844,691)
Accrued finance charges         66,936       47,652       22,715      137,303
Deferred origination costs       9,035       37,817         -          46,852
Premiums, net of discounts      73,675       17,003          779       91,457

                           $ 7,280,234  $ 3,027,989  $ 1,453,588  $11,761,811


                                            December 31, 1999
                              Real        Non-real      Retail
                             Estate        Estate        Sales
                              Loans         Loans       Finance      Total
                                         (dollars in thousands)

Gross receivables          $ 7,087,150  $ 2,910,348  $ 1,546,013  $11,543,511
Unearned finance charges
  and points and fees         (154,988)    (415,458)    (220,271)    (790,717)
Accrued finance charges         60,852       42,785       23,814      127,451
Deferred origination costs       8,163       37,882         -          46,045
Premiums, net of discounts     103,050          524          133      103,707

                           $ 7,104,227  $ 2,576,081  $ 1,349,689  $11,029,997


Real estate loans are secured by first or second mortgages and generally have maximum original terms of 360 months. Non-real estate loans are secured by consumer goods, automobiles or other chattel security, or are unsecured and generally have maximum original terms of 60 months. Retail sales contracts are secured principally by consumer goods and automobiles and generally have maximum original terms of 60 months. Revolving retail and private label are secured by purchase money security interests in the goods purchased and generally require minimum monthly payments based on outstanding balances. At December 31, 2000, 97% of our net finance receivables were secured by the real and/or personal property of the borrower, compared to 96% at December 31, 1999. At December 31, 2000, real estate loans accounted for 62% of the amount and 9% of the number of net finance receivables outstanding, compared to 64% of the amount and 8% of the number of net finance receivables outstanding at December 31, 1999.

Contractual maturities of net finance receivables by type at December 31, 2000 were as follows:

             Real          Non-Real         Retail
            Estate          Estate           Sales
             Loans           Loans          Finance          Total
                             (dollars in thousands)

2001      $   201,217     $   776,185     $   354,161     $ 1,331,563
2002          286,196       1,009,791         301,560       1,597,547
2003          297,205         733,431         148,719       1,179,355
2004          303,547         334,978          69,531         708,056
2005          296,553         107,545          32,491         436,589
2006+       5,895,516          66,059         547,126       6,508,701

          $ 7,280,234     $ 3,027,989     $ 1,453,588     $11,761,811


Company experience has shown that customers will renew, convert or pay in full a substantial portion of finance receivables prior to maturity. Contractual maturities are not a forecast of future cash collections.

Principal cash collections and such collections as a percentage of average net receivables were as follows:

                                        Years Ended December 31,
                                      2000        1999        1998
                                         (dollars in thousands)
Real estate loans:
  Principal cash collections       $1,854,554  $1,886,041  $1,553,759
  % of average net receivables         25.72%      30.29%      33.19%

Non-real estate loans:
  Principal cash collections       $1,610,183  $1,519,531  $1,568,858
  % of average net receivables         57.47%      60.55%      61.95%

Retail sales finance:
  Principal cash collections       $1,849,069  $1,696,678  $1,652,637
  % of average net receivables        132.47%     133.41%     126.58%


Unused credit limits extended by the Company to its customers were as follows:
                                             December 31,
                                        2000              1999
                                        (dollars in thousands)

Unused credit limits                 $3,718,568        $3,226,282


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

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

                   December 31, 2000          December 31, 1999
                 Amount        Percent      Amount        Percent
                              (dollars in thousands)

California      $ 1,582,130         13%    $ 1,562,183         14%
N. Carolina         831,977          7         811,625          7
Florida             740,186          6         671,970          6
Illinois            698,181          6         659,674          6
Ohio                678,238          6         644,804          6
Indiana             597,898          5         560,887          5
Virginia            486,607          4         430,687          4
Georgia             477,110          4         427,523          4
Other             5,669,484         49       5,260,644         48

                $11,761,811        100%    $11,029,997        100%


Finance receivables on which we stopped accruing revenue totaled $333.5 million at December 31, 2000 and $315.4 million at December 31, 1999. Our accounting policy for revenue recognition on revolving retail and private label finance receivables follows industry practice and provides for the accrual of revenue up to the date of charge-off at 180 days past due. We accrued revenue on revolving retail and private label finance receivables greater than 90 days contractually delinquent of $.3 million at December 31, 2000 and $.2 million at December 31, 1999.



Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses are detailed below.


                                        Years Ended December 31,
                                     2000         1999         1998
                                         (dollars in thousands)

Balance at beginning of year       $395,626     $382,450     $372,653
Provision for finance receivable
  losses                            206,275      206,632      212,090
Allowance related to net
  (sold) acquired receivables       (12,211)      13,176       17,297
Charge-offs, net of recoveries     (206,275)    (206,632)    (219,590)

Balance at end of year             $383,415     $395,626     $382,450


See Note 2. for information on the determination of the allowance for finance receivable losses.

Note 6.  Investment Securities

Investment securities were as follows at December 31:

                                      Fair Value           Amortized Cost
                                   2000        1999       2000        1999
                                           (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities         $  601,588  $581,313   $  609,502  $601,458
    Mortgage-backed securities      182,185   151,028      178,706   151,335
    State and political
      subdivisions                  279,922   179,445      272,144   177,863
    Other                             4,240    39,148        4,110    31,599
  Redeemable preferred stocks        11,426    15,233       10,764    14,272
Total                             1,079,361   966,167    1,075,226   976,527
Non-redeemable preferred
  stocks                              3,635     3,679        3,596     3,631
Other long-term investments          23,680    18,517       23,680    18,517
Common stocks                           857       200          887       189

Total investment securities      $1,107,533  $988,563   $1,103,389  $998,864


At December 31, the gross unrealized gains and losses on investment securities were as follows:
                                        Gross                  Gross
                                   Unrealized Gains       Unrealized Losses
                                   2000        1999       2000        1999
                                           (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities         $15,802      $ 4,331   $23,716      $24,476
    Mortgage-backed securities     3,747        1,228       268        1,535
    State and political
      subdivisions                 8,279        3,249       501        1,667
    Other                            130        7,625      -              76
  Redeemable preferred stocks        799          966       137            5
Total                             28,757       17,399    24,622       27,759
Non-redeemable preferred
  stocks                              39           48      -            -
Common stocks                          7           11        37         -

Total investment securities      $28,803      $17,458   $24,659      $27,759


The fair values of investment securities sold or redeemed and the resulting gross realized gains and losses were as follows:

                                        Years Ended December 31,
                                    2000          1999          1998
                                         (dollars in thousands)

Fair value                         $536,058     $247,886     $158,360

Gross realized gains                 14,166        3,003          340
Gross realized losses                11,357        4,567        1,033

Contractual maturities of fixed-maturity securities at December 31, 2000 were as follows:
                                             Fair         Amortized
                                             Value           Cost
                                            (dollars in thousands)
Fixed maturities, excluding
  mortgage-backed securities:
    Due in 1 year or less                 $   13,618     $   13,455
    Due after 1 year through 5 years         240,492        239,281
    Due after 5 years through 10 years       388,352        392,746
    Due after 10 years                       254,714        251,038
Mortgage-backed securities                   182,185        178,706

Total                                     $1,079,361     $1,075,226


Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. The Company may sell investments before maturity to achieve corporate requirements and investment strategies.

Bonds on deposit with regulatory authorities had carrying values of $7.3 million at December 31, 2000 and $6.4 million at December 31, 1999.



Note 7.  Other Assets

The components of other assets were as follows:

                                               December 31,
                                           2000            1999
                                          (dollars in thousands)

Goodwill                                 $190,817        $198,720
Fixed assets                              109,729         110,725
Other insurance investments                90,495          75,701
Customer base valuations                   85,519          94,143
Real estate owned                          45,864          52,232
Income tax assets                          44,045         132,280
Prepaid expenses and deferred
  charges                                  39,214          39,181
Other                                     152,888         162,681

Total                                    $758,571        $865,663


Goodwill is net of accumulated amortization of $112.5 million at December 31, 2000 and $104.6 million at December 31, 1999.

Note 8.  Long-term Debt

The carrying value and fair value of long-term debt at December 31 were as follows:

                        Carrying Value              Fair Value
                      2000          1999        2000          1999
                                 (dollars in thousands)

Senior debt        $5,670,670    $5,716,991  $5,735,653    $5,641,284


Weighted average interest rates on long-term debt were as follows:

                   Years Ended December 31,        December 31,
                    2000     1999     1998         2000    1999

Senior debt         6.64%    6.61%    6.95%       6.72%    6.58%


Maturities of long-term debt at December 31, 2000 were as follows:

                         Carrying Value
                     (dollars in thousands)

2001                       $1,264,767
2002                        1,388,987
2003                        1,571,981
2004                          375,589
2005                          721,949
2006-2009                     347,397

Total                      $5,670,670


A debt agreement contains restrictions on consolidated retained earnings for certain purposes (see Note 15.).



Note 9.  Short-term Notes Payable

AGFI and AGFC issue commercial paper with terms ranging from 1 to 270 days. Included in commercial paper are extendible commercial notes that AGFC sells with initial maturities of up to 90 days which may be extended by AGFC to 390 days.

Information concerning short-term notes payable for commercial paper and to banks under credit facilities was as follows:

                                            At or for the
                                       Years Ended December 31,
                                    2000         1999         1998
                                        (dollars in thousands)

Average borrowings               $4,765,422   $3,748,637   $3,475,728
Weighted average interest
  rate, at year end:
    Money market yield                6.58%        5.95%        5.30%
    Semi-annual bond
      equivalent yield                6.67%        6.02%        5.36%



Note 10.  Liquidity Facilities

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFI and AGFC are eligible borrowers under committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). At December 31, 2000, the annual commitment fees for the shared committed facilities ranged from .05% to
 .07%. We pay only an allocated portion of the commitment fees for the shared committed facilities. AGFI and certain subsidiaries also have uncommitted credit facilities. In addition, AGFI and AGFC were eligible borrowers under uncommitted credit facilities extended to American General and certain of its subsidiaries (the "shared uncommitted facilities"). This agreement was modified in December 2000. Available borrowings under all facilities are reduced by any outstanding borrowings.

Information concerning the credit facilities was as follows:

                                                   December 31,
                                               2000            1999
                                              (dollars in thousands)
Committed credit facilities:
  Shared committed facilities                $6,200,000    $5,600,000
  Borrowings                                       -             -

  Remaining availability                     $6,200,000    $5,600,000

Uncommitted credit facilities:
  Company uncommitted facilities             $  171,000     $ 271,000
  Shared uncommitted facilities                    -           50,000
  Borrowings                                       -         (211,000)

  Remaining availability                     $  171,000     $ 110,000


In addition, our mortgage warehouse lending subsidiary arranges interim financing for third-party mortgage originators through a purchase facility. At December 31, 2000, this facility totaled $250.0 million with remaining availability of $90.0 million.

Note 11.  Derivative Financial Instruments

Our principal borrowing subsidiary is AGFC. AGFC uses derivative financial instruments to manage the cost of its debt and is neither a dealer nor a trader in derivative financial instruments. AGFC has generally limited its use of derivative financial instruments to interest rate swap agreements.

AGFC uses interest rate swap agreements to reduce its exposure to market interest rate increases by synthetically converting certain floating-rate debt to a fixed-rate basis. We record these floating-rate obligations at amortized cost. The synthetic long-term fixed rates achieved through interest rate swap agreements are slightly lower than could have been achieved by issuing comparable long-term fixed-rate debt. As an alternative to fixed-rate term debt, AGFC's interest rate swap agreements did not have a material effect on the Company's weighted-average interest rate or reported interest expense in any of the three years ended December 31, 2000.

AGFC contracted to pay interest at fixed rates and receive interest at floating rates on the interest rate swap agreements. Notional amounts and weighted average receive and pay rates were as follows:

                                             December 31,
                                   2000          1999          1998
                                       (dollars in thousands)

Notional amount                  $2,450,000    $1,295,000    $935,000

Weighted average receive rate         6.72%         5.40%       4.57%
Weighted average pay rate             6.71%         6.70%       6.94%


These agreements mature at various dates and had the respective fixed rates at December 31, 2000 as follows:

               Notional       Weighted Average
                Amount         Interest Rate
             (dollars in
              thousands)

2001          $  270,000           6.32%
2002             610,000           6.85
2003             445,000           7.86
2004             600,000           6.41
2005             225,000           6.24
2006             100,000           7.03
2008             200,000           5.50

              $2,450,000           6.71%

The following table shows changes in the notional amounts for interest rate swap agreements:

                                       Years Ended December 31,
                                    2000         1999         1998
                                        (dollars in thousands)

Balance at beginning of year     $1,295,000    $  935,000    $940,000
New contracts                     1,380,000       410,000     260,000
Expired contracts                  (225,000)      (50,000)   (265,000)

Balance at end of year           $2,450,000    $1,295,000    $935,000


AGFC is exposed to credit risk in the event of non-performance by counterparties to derivative financial instruments. AGFC limits this exposure by entering into agreements with counterparties having high credit ratings and by basing the amounts and terms of these agreements on their credit ratings. AGFC regularly monitors counterparty credit ratings throughout the term of the agreements.

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

AGFC's exposure to market risk is mitigated by the offsetting effects of changes in the value of the agreements and of the related debt being hedged.



Note 12.  Short-term Notes Payable - Parent

Borrowings from American General primarily provide overnight operating liquidity when American General is in a surplus cash position. These borrowings are due on demand at short-term rates based on overnight bank investment rates. At December 31, 2000, 1999 and 1998, AGFI had no borrowings outstanding with American General.



Note 13.  Insurance

Our insurance subsidiaries enter into reinsurance agreements among themselves and other insurers, including other American General insurance subsidiaries. Insurance claims and policyholder liabilities included the following amounts with other American General insurance subsidiaries:

                                                 December 31,
                                              2000          1999
                                            (dollars in thousands)
Annuity, credit life, and credit
  accident and health reserves              $80,871        $76,712

Our insurance subsidiaries assumed policy and claim reserves from other insurers as follows:

                                                 December 31,
                                         2000       1999       1998
                                           (dollars in thousands)

Assumed policy and claim reserves      $151,169   $142,917   $130,392


The Company's ceded reinsurance activities were not significant during the last three years.

Statutory accounting practices differ from generally accepted accounting principles in the following respects:

                                           Years Ended December 31,
                                          2000       1999      1998
                                            (dollars in thousands)

Statutory net income                    $58,027    $48,754    $68,537
Change in deferred policy
  acquisition costs                      12,650      7,405        254
Reserve changes                          19,298      5,848     (4,885)
Deferred income tax charge               (6,599)    (1,870)    (1,024)
Amortization of interest
  maintenance reserve                      (710)      (711)      (561)
Goodwill amortization                      (458)      (458)      (458)
Other, net                               (2,263)     7,744      2,542

GAAP net income                         $79,945    $66,712    $64,405


                                                 December 31,
                                             2000            1999
                                            (dollars in thousands)

Statutory equity                           $626,572        $575,767
Deferred policy acquisition costs            83,712          70,530
Reserve changes                              73,943          57,724
Net unrealized losses                       (22,508)        (27,879)
Goodwill                                     14,252          14,710
Decrease in carrying value
  of affiliates                             (14,992)        (12,836)
Asset valuation reserve                      13,650          10,579
Deferred income taxes                         3,389           3,606
Interest maintenance reserve                    349            (580)
Other, net                                   15,487          12,970

GAAP equity                                $793,854        $704,591

Note 14.  Capital Stock

AGFI has two classes of authorized capital stock: special shares and common shares. AGFI may issue special shares in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance. Par value, shares authorized, and shares issued and outstanding at December 31, 2000 and 1999 were as follows:

                                                      Shares
                                              Issued and Outstanding
                       Par       Shares            December 31,
                      Value    Authorized      2000            1999

Special Shares          -      25,000,000         -              -
Common Shares         $0.50    25,000,000    2,000,000      2,000,000



Note 15.  Retained Earnings

AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries. State laws restrict the amounts our insurance subsidiaries may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. At December 31, 2000, the maximum amount of dividends which our insurance subsidiaries may pay in 2001 without prior approval was $72.0 million. At December 31, 2000, our insurance subsidiaries had statutory capital and surplus of $626.6 million. Merit Life Insurance Co. (Merit), a wholly owned subsidiary of AGFC, had $52.7 million of accumulated earnings at December 31, 2000 for which no federal income tax provisions have been required. Merit would be liable for federal income taxes on such earnings if they were distributed as dividends or exceeded limits prescribed by tax laws. No distributions are presently contemplated from these earnings. If such earnings were to become taxable at December 31, 2000, the federal income tax would approximate $18.4 million.

An AGFC financing agreement limits the amount of dividends AGFC may pay. Under the restrictive provision contained in this agreement, $620.5 million of the retained earnings of AGFC was free from such restriction at December 31, 2000.



Note 16.  Other Charges

                       SATELLITE DISH LITIGATION

In the mid-1990s, one of our subsidiaries, A.G. Financial Service Center, Inc. (Financial Service Center), formerly named American General Financial Center, provided financing for satellite dishes sold by independent unaffiliated dealers. On May 18, 1999, a Mississippi state court rendered a judgment against Financial Service Center for approximately $500,000 in compensatory damages and $167 million in punitive damages, in a lawsuit brought by 29 individuals who had each purchased a satellite dish. In 1999, Financial Service Center voluntarily filed for bankruptcy.

As part of the resolution process, certain settlement agreements were executed in January 2000. Accordingly, we recorded a charge of $57.0 million ($36.2 million aftertax) in fourth quarter 1999 to cover the proposed settlements of this and other litigation. On September 1, 2000, payment was made as final settlement of these agreements.

In 2000, Financial Service Center filed a plan of reorganization to resolve the remaining claims filed in the bankruptcy. In January 2001, Financial Service Center and the creditors' committee in the bankruptcy entered into a settlement that has been approved by the bankruptcy court. The plan of reorganization was confirmed by the bankruptcy court in February 2001. Certain creditors may appeal the confirmation of the plan, but we do not expect the appeals to prevail. We expect our remaining recorded liability related to this matter to be sufficient to cover the costs of the plan of reorganization.

See Legal Proceedings in Item 3. for additional information on the satellite dish litigation.


                      MORTGAGE WAREHOUSE LENDING

In June 2000, we discovered a potential fraud committed against a subsidiary that conducts mortgage warehouse lending activities in our consumer finance operation. Mortgages processed by one originator allegedly had been funded based on fraudulent information. In July 2000, the originator's license was suspended and the originator and its parent company filed for bankruptcy. Based on the available information, we recorded a charge of $50.0 million ($32.5 million aftertax) in second quarter 2000 for our loss related to this alleged fraud. We are pursuing all appropriate remedies and believe our recorded liability is sufficient to cover this loss.



Note 17.  Income Taxes

AGFI and all of its subsidiaries file a consolidated federal income tax return with American General and the majority of its subsidiaries. We provide for federal income taxes as if filing a separate tax return, and pay such amounts to American General under a tax sharing agreement.

Provision for income taxes is summarized as follows:

                                        Years Ended December 31,
                                     2000         1999         1998
                                         (dollars in thousands)
Federal
  Current                          $ 94,085     $106,189     $ 86,813
  Deferred                           17,021       (8,917)      13,475
Total federal                       111,106       97,272      100,288
State                                 9,580        5,653        7,944

Total                              $120,686     $102,925     $108,232


The U.S. statutory federal income tax rate differs from the effective income tax rate as follows:

                                         Years Ended December 31,
                                      2000         1999         1998

Statutory federal income tax rate    35.00%       35.00%       35.00%
State income taxes                    1.89         1.30         1.75
Amortization of goodwill               .71          .90         1.07
Nontaxable investment income         (1.01)        (.99)        (.94)
Other, net                             .13          .20         (.26)

Effective income tax rate            36.72%       36.41%       36.62%


Net deferred tax assets were as follows:

                                               December 31,
                                           2000            1999
                                          (dollars in thousands)

Deferred tax assets                      $133,980        $205,257
Deferred tax liabilities                  (99,106)        (78,358)

Net deferred tax assets                  $ 34,874        $126,899


The most significant deferred tax asset relates to the allowance for finance receivable losses.

During 2000, the Internal Revenue Service completed its examinations of American General's tax returns through 1992. As a result, the Company received a cash settlement which reduced deferred tax assets $61.3 million.

State net operating loss (NOL) carryforwards were $603.8 million at December 31, 2000 and $617.9 million at December 31, 1999 and expire in 2002. These carryforwards resulted from a 1995 state audit of a return and the state's acceptance of an amended return. The valuation allowance relating to the state NOL carryforwards totaled $43.5 million at December 31, 2000 and $39.5 million at December 31, 1999.

Note 18.  Lease Commitments, Rent Expense and Contingent Liabilities

Annual rental commitments for leased office space, automobiles and data processing and related equipment accounted for as operating leases, excluding leases on a month-to-month basis, are as follows:

                            Lease Commitments
                         (dollars in thousands)

2001                            $ 44,893
2002                              36,679
2003                              27,887
2004                              17,567
2005                               9,569
subsequent to 2005                12,958

Total                           $149,553


Taxes, insurance and maintenance expenses are obligations of the Company under certain leases. In the normal course of business, leases that expire will be renewed or replaced by leases on other properties. Future minimum annual rental commitments will probably not be less than the amount of rental expense incurred in 2000. Rental expense totaled $47.9 million in 2000, $45.6 million in 1999, and $35.2 million in 1998.

AGFI and certain of its subsidiaries are parties to various lawsuits and proceedings, including certain class action claims, arising in the ordinary course of business. In addition, many of the proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations and financial position. However, the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given suit.



Note 19.  Benefit Plans

                         RETIREMENT INCOME PLANS

We participate in the American General Retirement Plans (AGRP), which are non-contributory defined benefit pension plans covering most employees. Pension benefits are based on the participant's compensation and length of credited service. American General's funding policy is to contribute annually no more than the maximum amount deductible for federal income tax purposes.

At December 31, 2000, the plans' assets were invested as follows: (1) 65% in equity mutual funds managed outside American General; (2) 28% in fixed income mutual funds managed by an American General subsidiary; and (3) 6% in American General common stock. The pension plans have purchased annuity contracts from American General subsidiaries to provide approximately $8.2 million of future annual benefits to certain retirees.

AGFI accounts for its participation in the AGRP as if it had its own plans. The following table shows AGFI's portion of the plans' funded status:

                                                 December 31,
                                         2000       1999       1998
                                           (dollars in thousands)

Projected benefit obligation           $ 99,622   $ 85,757   $ 87,882
Plan assets at fair value               112,194    109,371     95,653
Plan assets in excess of projected
  benefit obligation                     12,572     23,614      7,771
Other unrecognized items, net           (10,615)   (20,208)    (5,086)

Prepaid pension expense                $  1,957    $ 3,406   $  2,685


Pension expense included the following components:

                                           Years Ended December 31,
                                          2000       1999       1998
                                            (dollars in thousands)

Service cost                            $  3,914   $ 3,927    $ 3,623
Interest cost                              7,488     6,412      5,688
Expected return on plan assets           (10,061)   (8,713)    (6,950)
Net amortization and deferral                199       119        136

Pension expense                         $  1,540   $ 1,745    $ 2,497


Additional assumptions concerning the determination of pension expense were as follows:

                                           Years Ended December 31,
                                          2000       1999       1998

Weighted average discount rate            8.00%      7.75%      7.00%
Expected long-term rate of
  return on plan assets                  10.35      10.35      10.25
Rate of increase in
  compensation levels                     4.50       4.25       4.25


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

American General's life plans are insured through December 31, 2001. The majority of the retiree medical and dental plans are unfunded and self-insured.

AGFI accounts for its participation in the plans as if it had its own plans. The accrued liability for postretirement benefits was $6.5 million at December 31, 2000 and $6.6 million at December 31, 1999. These liabilities were discounted at the same rates used for the pension plans. Postretirement benefit expense totaled $.8 million in 2000, $.7 million in 1999, and $.5 million in 1998.



Note 20.  Segment Information

We have two business segments: consumer finance and insurance. Our segments are defined by the type of financial service product offered. During first quarter 2000, the centralized real estate operation was decentralized and merged into the then-existing consumer branches operation. The resulting new segment has been named the consumer finance operation. The consumer finance operation makes home equity loans, originates secured and unsecured consumer loans, extends lines of credit, purchases retail sales contracts from retail merchants, and provides revolving retail and private label services for retail merchants. To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables. We also sell credit and non-credit insurance to our consumer finance customers. The insurance operation writes and assumes credit and non-credit insurance through products that are sold principally by the consumer finance operation.

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

At or for the Year Ended December 31, 2000:

                             Consumer                         Total
                             Finance        Insurance       Segments
                                      (dollars in thousands)
Revenues:
  External:
    Finance charges         $ 1,692,881    $      -       $ 1,692,881
    Insurance                     1,129        195,112        196,241
    Other                        (8,512)        89,086         80,574
  Intercompany                   76,622        (73,641)         2,981
Interest expense                640,504           -           640,504
Provision for finance
  receivable losses             206,846           -           206,846
Pretax income                   327,761         90,524        418,285
Assets                       11,337,094      1,220,235     12,557,329



At or for the Year Ended December 31, 1999:

                             Consumer                         Total
                             Finance        Insurance       Segments
                                      (dollars in thousands)
Revenues:
  External:
    Finance charges         $ 1,515,761    $      -       $ 1,515,761
    Insurance                     1,573        182,956        184,529
    Other                         3,058         81,620         84,678
  Intercompany                   74,616        (72,195)         2,421
Interest expense                529,515           -           529,515
Provision for finance
  receivable losses             209,832           -           209,832
Pretax income                   335,762         74,759        410,521
Assets                       10,456,698      1,095,150     11,551,848



At or for the Year Ended December 31, 1998:

                             Consumer                         Total
                             Finance        Insurance       Segments
                                      (dollars in thousands)
Revenues:
  External:
    Finance charges         $ 1,392,377    $      -       $ 1,392,377
    Insurance                     1,925        174,044        175,969
    Other                         3,202         76,088         79,290
  Intercompany                   71,520        (68,850)         2,670
Interest expense                463,794            112        463,906
Provision for finance
  receivable losses             219,431           -           219,431
Pretax income                   272,972         70,220        343,192
Assets                        9,326,645      1,077,892     10,404,537

Reconciliation of segment totals to consolidated financial statement amounts is summarized below:

                                           At or for the
                                      Years Ended December 31,
                                 2000          1999           1998
                                       (dollars in thousands)
Revenues

Segments                      $ 1,972,677   $ 1,787,389   $ 1,650,306
Corporate                         (11,176)         (751)        4,971
Adjustments                       (51,585)      (55,036)      (46,172)

Consolidated revenue          $ 1,909,916   $ 1,731,602   $ 1,609,105


Interest Expense

Segments                      $   640,504   $   529,515   $   463,906
Corporate                          53,747        44,319        47,681

Consolidated interest
  expense                     $   694,251   $   573,834   $   511,587


Provision for Finance
  Receivable Losses

Segments                      $   206,846   $   209,832   $   219,431
Corporate                            (571)       (3,200)       (7,341)

Consolidated provision for
  finance receivable losses   $   206,275   $   206,632   $   212,090


Pretax Income

Segments                      $   418,285   $   410,521   $   343,192
Corporate                         (83,599)     (116,711)      (37,091)
Adjustments                        (6,062)      (11,151)      (10,510)

Consolidated pretax income    $   328,624   $   282,659   $   295,591


Assets

Segments                      $12,557,329   $11,551,848   $10,404,537
Corporate                         624,556       869,614       476,552
Adjustments                       226,510       213,845       291,834

Consolidated assets           $13,408,395   $12,635,307   $11,172,923

Note 21.  Interim Financial Information (Unaudited)

Unaudited interim information is summarized below:


                                         Total Revenues
Three Months Ended                   2000              1999
                                     (dollars in thousands)

    March 31                      $  467,257        $  422,636
    June 30                          469,257           424,191
    September 30                     486,216           435,936
    December 31                      487,186           448,839

    Total                         $1,909,916        $1,731,602


                                     Income Before Provision
                                        for Income Taxes
Three Months Ended                   2000              1999
                                     (dollars in thousands)

    March 31                      $   93,651        $   79,739
    June 30                           43,093 (a)        86,671
    September 30                      96,213            85,102
    December 31                       95,667            31,147 (b)

    Total                         $  328,624        $  282,659


                                           Net Income
Three Months Ended                   2000              1999
                                     (dollars in thousands)

    March 31                      $   59,524        $   50,707
    June 30                           26,675 (a)        55,114
    September 30                      61,133            54,113
    December 31                       60,606            19,800 (b)

    Total                         $  207,938        $  179,734


(a) Includes a charge of $50.0 million ($32.5 million aftertax) for the estimated loss on an alleged fraud against our mortgage warehouse lending subsidiary.

(b) Includes a charge of $57.0 million ($36.2 million aftertax) for the settlement of satellite dish and other related litigation.


See Note 16. for further information on these charges.

Note 22.  Fair Value of Financial Instruments

The carrying values and estimated fair values of certain of the Company's financial instruments are presented below. The reader should exercise care in drawing conclusions based on fair value, since the fair values presented below can be misinterpreted and do not include the value associated with all of the Company's assets and liabilities.

                              December 31, 2000         December 31, 1999
                           Carrying          Fair    Carrying          Fair
                            Value           Value     Value           Value
                                         (dollars in thousands)
Assets

Net finance receivables,
  less allowance for
  finance receivable
  losses                  $11,378,396  $10,896,639  $10,634,371  $10,569,662
Investment securities       1,107,533    1,107,533      988,563      988,563
Cash and cash equivalents     163,895      163,895      146,710      146,710


Liabilities

Long-term debt              5,670,670    5,735,653    5,716,991    5,641,284
Short-term notes payable    5,088,513    5,088,513    4,457,520    4,457,520
Deposits                       73,971       74,160       32,118       32,062


Off-Balance Sheet Financial
  Instruments

Unused customer credit
  limits                         -            -            -            -
Interest rate swap
  agreements                     -         (42,103)        -          23,129



                  VALUATION METHODOLOGIES AND ASSUMPTIONS

We used the following methods and assumptions to estimate the fair value of our financial instruments.


Finance Receivables

We estimated fair values of net finance receivables, less allowance for finance receivable losses using projected cash flows, computed by category of finance receivable, discounted at the weighted-average interest rates offered for similar finance receivables at December 31 of each year. We based cash flows on contractual payment terms adjusted for delinquencies and finance receivable losses. The fair value estimates do not reflect the value of the underlying customer relationships or the related distribution systems.

Investment Securities

When available, we used quoted market prices as fair values of investment securities. For investment securities not actively traded, we estimated fair values using values obtained from independent pricing services or, in the case of some private placements, by discounting expected future cash flows using each year's December 31 market rate applicable to yield, credit quality, and average life of the investments.


Cash and Cash Equivalents

The fair values of cash and cash equivalents approximated the carrying values.


Long-term Debt

We estimated the fair values of long-term debt using cash flows discounted at each year's December 31 borrowing rates.


Short-term Notes Payable

The fair values of short-term notes payable approximated the carrying values.


Unused Customer Credit Limits

The unused credit limits available to our customers have no fair value. The interest rates charged on these facilities can be changed at our discretion for private label, or are adjustable and reprice frequently for loan and retail revolving lines of credit. These amounts, in part or in total, can be cancelled at the discretion of the Company.


Derivative Financial Instruments

We estimated the fair values of interest rate swap agreements using cash flows discounted at each year's December 31 market rates.

                                PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K


(a) (1) and (2) The following consolidated financial statements of American General Finance, Inc. and subsidiaries are included in Item 8:

          Consolidated Balance Sheets, December 31, 2000 and 1999

          Consolidated Statements of Income, years ended December 31, 2000, 1999, and 1998

          Consolidated Statements of Shareholder's Equity, years ended December 31, 2000, 1999, and 1998

          Consolidated Statements of Cash Flows, years ended December 31, 2000, 1999, and 1998

          Consolidated Statements of Comprehensive Income, years ended December 31, 2000, 1999, and 1998

          Notes to Consolidated Financial Statements

     Schedule I--Condensed Financial Information of Registrant is included in Item 14(d).

     All other financial statement schedules have been omitted because they are inapplicable.

     (3)  Exhibits:

          Exhibits are listed in the Exhibit Index beginning on page 69 herein.

(b)  Reports on Form 8-K

     Current Report on Form 8-K dated March 11, 2001, with respect to the Agreement and Plan of Merger, dated March 11, 2001, entered into by American General and Prudential plc, a public limited company incorporated in England and Wales.

(c)  Exhibits

     The exhibits required to be included in this portion of Item 14. are submitted as a separate section of this report.

Item 14(d).


Schedule I - Condensed Financial Information of Registrant


                      American General Finance, Inc.
                         Condensed Balance Sheets




                                                         December 31,
                                                     2000            1999
                                                    (dollars in thousands)
Assets

Cash                                              $      337      $      312
Investment in subsidiaries                         1,812,345       1,727,479
Notes receivable from subsidiaries                   314,534         212,987
Other assets                                          65,099          76,039

Total assets                                      $2,192,315      $2,016,817


Liabilities and Shareholder's Equity

Long-term debt, 6.60% - 6.75%
  due 2001 - 2002                                 $    3,103     $     7,236
Short-term notes payable:
  Commercial paper                                   242,068            -
  Notes payable to subsidiaries                      261,416         189,973
  Notes payable to banks                                -            211,000
Other liabilities                                     47,461          81,373

Total liabilities                                    554,048         489,582

Shareholder's equity:
  Common stock                                         1,000           1,000
  Additional paid-in capital                         877,576         876,708
  Other equity                                         2,631          (6,696)
  Retained earnings                                  757,060         656,223

Total shareholder's equity                         1,638,267       1,527,235

Total liabilities and shareholder's equity        $2,192,315      $2,016,817




See Notes to Condensed Financial Statements.

                       American General Finance, Inc.
                       Condensed Statements of Income




                                                 Years Ended December 31,
                                                2000       1999       1998
                                                  (dollars in thousands)

Revenues
  Dividends received from subsidiaries        $185,115   $166,524   $ 42,875
  Interest and other                            29,557     21,331     19,536

Total revenues                                 214,672    187,855     62,411

Expenses
  Interest expense                              44,861     29,651     27,439
  Operating expenses                             6,349      1,434      3,929
  Other charges                                   -        57,000       -

Total expenses                                  51,210     88,085     31,368

Income before income taxes and equity
  in undistributed net income of
  subsidiaries                                 163,462     99,770     31,043

Income Tax Credit                                7,573     24,080      4,135

Income before equity in undistributed
  net income of subsidiaries                   171,035    123,850     35,178

Equity in Undistributed Net Income of
  Subsidiaries                                  36,903     55,884    152,181

Net Income                                    $207,938   $179,734   $187,359




See Notes to Condensed Financial Statements.

                          American General Finance, Inc.
                        Condensed Statements of Cash Flows


                                                       Years Ended December 31,
                                                     2000       1999        1998
                                                        (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                        $ 207,938   $ 179,734   $ 187,359
Reconciling adjustments:
  Equity in undistributed net income of
    subsidiaries                                    (36,903)    (55,884)   (152,181)
  Change in other assets and other liabilities      (84,840)    (28,519)       (153)
  Other charges                                      50,000      57,000        -
  Other, net                                        (24,841)      4,065      (1,816)
Net cash provided by operating activities           111,354     156,396      33,209

Cash Flows from Investing Activities
  Capital contributions to subsidiaries                -        (82,598)    (92,000)
  Transfer of liabilities from subsidiary              -         22,996        -
  Net additions to fixed assets                        (958)     (2,389)       (522)
Net cash used for investing activities                 (958)    (61,991)    (92,522)

Cash Flows from Financing Activities
  Repayment of long-term debt                        (4,234)     (7,963)    (55,553)
  Change in commercial paper                        242,068        -           -
  Change in notes payable to banks                 (211,000)     13,000     103,000
  Change in notes receivable or payable
    with parent and subsidiaries                    (30,104)      6,200     (31,025)
  Capital contributions from parent                    -         54,000      79,000
  Dividends paid                                   (107,101)   (164,000)    (31,600)
Net cash (used for) provided by
  financing activities                             (110,371)    (98,763)     63,822

Increase (decrease) in cash                              25      (4,358)      4,509
Cash at beginning of year                               312       4,670         161
Cash at end of year                               $     337   $     312   $   4,670


<F1>
See Notes to Condensed Financial Statements.

                       American General Finance, Inc.
                   Notes to Condensed Financial Statements
                              December 31, 2000




Note 1.  Accounting Policies

AGFI's investments in subsidiaries are stated at cost plus the equity in undistributed net income of subsidiaries since the date of the acquisition. The condensed financial statements of the registrant should be read in conjunction with AGFI's consolidated financial statements.



Note 2.  Long-Term Debt

Maturities of long-term debt at December 31, 2000 were as follows: 2001, $1.9 million; and 2002, $1.2 million.

                               Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

                                  AMERICAN GENERAL FINANCE, INC.


                                  By: /s/  Donald R. Breivogel, Jr.
                                           Donald R. Breivogel, Jr.
                                  (Vice President, Chief Financial
                                   Officer and Treasurer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2001.



/s/  Frederick W. Geissinger          /s/  Robert A. Cole
     Frederick W. Geissinger               Robert A. Cole
(President and Chief Executive        (Director)
 Officer and Director -
 Principal Executive Officer)
                                      /s/  Jerry L. Gilpin
                                           Jerry L. Gilpin
/s/  Donald R. Breivogel, Jr.         (Director)
     Donald R. Breivogel, Jr.
(Vice President, Chief
 Financial Officer and                /s/  Philip M. Hanley
 Treasurer - Principal                     Philip M. Hanley
 Financial Officer)                   (Director)


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

         (1) Indenture dated as of May 1, 1999 from American General Finance Corporation to CitiBank, N.A. Incorporated by reference to Exhibit 4(a) filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7422).

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