Form 10-Q
period 2001-06-30
AMERICAN GENERAL FINANCE INC
filed 2001-08-14
CIK 25600

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2001

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

At August 14, 2001, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                      Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)



                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                  2001        2000        2001        2000
                                           (dollars in thousands)

Revenues
  Finance charges               $430,678    $398,255    $851,003    $788,855
  Insurance                       50,203      48,752      98,281      96,919
  Other                           20,831      22,250      45,665      50,740

Total revenues                   501,712     469,257     994,949     936,514

Expenses
  Interest expense               161,577     169,975     333,765     333,116
  Operating expenses             142,460     135,649     277,972     272,558
  Provision for finance
    receivable losses             67,646      48,443     127,678      97,012
  Insurance losses and loss
    adjustment expenses           20,978      22,097      44,236      47,084
  Other charge                      -         50,000        -         50,000

Total expenses                   392,661     426,164     783,651     799,770

Income before provision for
  income taxes                   109,051      43,093     211,298     136,744

Provision for Income Taxes        39,419      16,418      76,531      50,545


Net Income                      $ 69,632    $ 26,675    $134,767    $ 86,199




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)



                                                   June 30,     December 31,
                                                     2001            2000
                                                    (dollars in thousands)
Assets

Net finance receivables:
  Real estate loans                               $ 7,501,673    $ 7,280,234
  Non-real estate loans                             2,961,093      3,027,989
  Retail sales finance                              1,382,925      1,453,588

Net finance receivables                            11,845,691     11,761,811
Allowance for finance receivable losses              (397,927)      (383,415)
Net finance receivables, less allowance
  for finance receivable losses                    11,447,764     11,378,396

Investment securities                               1,164,624      1,107,533
Cash and cash equivalents                             209,223        163,895
Other assets                                          736,860        758,571

Total assets                                      $13,558,471    $13,408,395


Liabilities and Shareholder's Equity

Long-term debt                                    $ 5,919,911    $ 5,670,670
Commercial paper                                    4,892,544      5,088,513
Deposits                                              102,974         73,971
Insurance claims and policyholder
  liabilities                                         507,374        519,447
Other liabilities                                     494,292        391,895
Accrued taxes                                          32,878         25,632

Total liabilities                                  11,949,973     11,770,128

Shareholder's equity:
  Common stock                                          1,000          1,000
  Additional paid-in capital                          877,588        877,576
  Accumulated other comprehensive (loss)
    income                                            (34,120)         2,631
  Retained earnings                                   764,030        757,060

Total shareholder's equity                          1,608,498      1,638,267

Total liabilities and shareholder's equity        $13,558,471    $13,408,395




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)



                                                        Six Months Ended
                                                            June 30,
                                                       2001          2000
                                                     (dollars in thousands)

Cash Flows from Operating Activities
Net income                                          $  134,767    $   86,199
Reconciling adjustments:
  Provision for finance receivable losses              127,678        97,012
  Depreciation and amortization                         72,687        71,899
  Deferral of finance receivable origination
    costs                                              (27,675)      (26,779)
  Deferred income tax charge                               284           825
  Change in other assets                                23,217        (8,578)
  Change in other liabilities                           (3,065)       60,649
  Change in insurance claims and policyholder
    liabilities                                        (12,073)       12,719
  Change in taxes receivable and payable                15,716        (9,992)
  Other charge                                            -           50,000
  Other, net                                            63,370         2,888
  Net cash provided by operating activities            394,906       336,842

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (3,160,086)   (3,403,505)
  Principal collections on finance receivables       2,946,047     2,655,241
  Investment securities purchased                     (602,899)     (172,847)
  Investment securities called, matured and sold       496,713       111,304
  Change in premiums on finance receivables
    purchased and deferred charges                      (9,546)       (7,401)
  Other, net                                            (6,082)       (9,958)
Net cash used for investing activities                (335,853)     (827,166)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt             596,869       830,754
  Repayment of long-term debt                         (349,362)     (699,324)
  Change in deposits                                    29,003         4,427
  Change in short-term notes payable                  (195,969)      408,506
  Change in short-term collateralized financing         33,531        14,313
  Dividends paid                                      (127,797)      (27,000)
Net cash (used for) provided by financing
  activities                                           (13,725)      531,676

Increase in cash and cash equivalents                   45,328        41,352
Cash and cash equivalents at beginning of period       163,895       146,710
Cash and cash equivalents at end of period          $  209,223    $  188,062

Supplemental Disclosure of Cash Flow
  Information
    Income taxes paid                               $   61,414    $   58,063
    Interest paid                                   $  342,513    $  331,692




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)



                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   2001        2000        2001       2000
                                           (dollars in thousands)


Net income                       $ 69,632    $ 26,675    $134,767   $ 86,199

Other comprehensive gain (loss):

  Net unrealized gains (losses):
    Investment securities         (15,261)     (4,340)     (4,850)    (8,115)
    Interest rate swaps:
      Transition adjustment          -           -        (42,103)      -
      Current period               33,915        -        (12,523)      -
    Minimum pension liability        -           -           (535)      -

  Income tax effect:
    Investment securities           5,342       1,521       1,698      2,842
    Interest rate swaps:
      Transition adjustment          -           -         14,736       -
      Current period              (11,870)       -          4,384       -
    Minimum pension liability        -           -            187       -

  Net unrealized gains (losses),
    net of tax                     12,126      (2,819)    (39,006)    (5,273)

  Reclassification adjustments
    for realized losses (gains)
    included in net income:
      Investment securities         4,987       1,381       3,470     (2,290)

  Income tax effect:
    Investment securities          (1,746)       (483)     (1,215)       802

  Realized losses (gains)
    included in net income,
    net of tax                      3,241         898       2,255     (1,488)

Other comprehensive gain (loss),
  net of tax                       15,367      (1,921)    (36,751)    (6,761)


Comprehensive income             $ 84,999    $ 24,754    $ 98,016   $ 79,438




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                              June 30, 2001


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


Note 2.  Adjustments and Reclassifications

Our condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair presentation of the Company's consolidated financial position at June 30, 2001 and December 31, 2000, our consolidated results of operations for the three months and six months ended June 30, 2001 and 2000, our consolidated cash flows for the six months ended June 30, 2001 and 2000, and our consolidated comprehensive income for the three months and six months ended June 30, 2001 and 2000. Our condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

To conform to the 2001 presentation, we reclassified certain items in the prior period.


Note 3.  Accounting Change

In second quarter 2001, we adopted Emerging Issues Task Force (EITF) Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20 provides guidance on the calculation of interest income and the recognition of impairments related to beneficial interests held in our investment portfolio. Beneficial interests are investments that represent rights to receive specified cash flows from a pool of underlying assets (i.e., collateralized debt obligations). As a result of applying the impairment provisions of EITF 99-20, we recorded a $1.0 million ($.6 million aftertax) write-down of the carrying value of certain collateralized debt obligations to other income.


Note 4.  Future Accounting Changes

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, "Business
Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. This standard also requires that intangible assets be accounted for separately from goodwill, for acquisitions after July 1, 2001. Since the American International

Group, Inc. (AIG) acquisition of American General was initiated prior to July 1, 2001, SFAS 141 will not change the accounting for American General's proposed acquisition by AIG, which will be accounted for as a pooling of interests.

SFAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually, or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Amortization of goodwill and intangible assets acquired prior to July 1, 2001 will continue through December 31, 2001. We will adopt SFAS 142 on January 1, 2002, after which the Company's earnings will not be impacted by goodwill amortization. Impairment testing is required during the first year of adoption, and resulting impairment losses, if any, may be reported as the cumulative effect of an accounting change. We have not yet determined if the required impairment testing related to the Company's goodwill and other intangible assets will require a write-down of any such assets.


Note 5.  Merger

As previously announced, on March 11, 2001, American General, Prudential plc (Prudential), a public limited company incorporated in England and Wales, entered into an Agreement and Plan of Merger (the Prudential Agreement), pursuant to which American General would become a wholly owned subsidiary of Prudential. On May 11, 2001, these parties together with American International Group, Inc. (AIG), a Delaware corporation, entered into a Tri-Party Agreement, pursuant to which, among other things, the Prudential Agreement has been terminated. In accordance with the terms of the Prudential Agreement, American General concurrently paid Prudential the $600 million termination fee mandated by that agreement.

On May 11, 2001, American General and AIG entered into an Agreement and Plan of Merger (the AIG Agreement), pursuant to which American General will become a wholly owned subsidiary of AIG. Under the terms of the AIG Agreement, which has been approved by the boards of directors of AIG and American General, American General shareholders will receive AIG common stock according to an exchange ratio that will be determined based on the 10-day average price of AIG's common stock ending three business days prior to closing (the AIG Average Price). This exchange ratio will provide American General shareholders with AIG common stock valued at $46 per American General share as long as the AIG Average Price is between $76.20 and $84.22. If the AIG Average Price is between $76.20 and $84.22, the exchange ratio will be equal to $46 divided by the AIG Average Price. If the AIG Average Price is equal to or less than $76.20 or equal to or more than $84.22, American General shareholders will receive 0.6037 or 0.5462 AIG shares, respectively.

The AIG Agreement is subject to various regulatory approvals, as well as the approval of American General shareholders. The American General shareholder meeting to vote on the transaction is scheduled for August 15, 2001. A number of regulatory approvals have been received and all remaining approvals are expected in August, with the transaction expected to close as soon as possible thereafter.

Note 6.  Derivative Financial Instruments

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

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value in the balance sheet. Changes in the fair value of a derivative instrument are reported in net income or comprehensive income, depending upon the intended use of the derivative instrument.

Upon adoption of SFAS 133, we recorded aftertax cumulative adjustments to recognize the fair value of interest rate swap agreements related to debt in the balance sheet, which reduced accumulated other comprehensive income in shareholder's equity $27.4 million. Since we anticipate holding the swaps for their full term, we do not expect this amount to impact earnings in future periods.

Our interest rate swap agreements are designated and qualify as cash flow hedges. We report the effective portion of the gain or loss on the instrument as a component of comprehensive income. We report any ineffectiveness in other revenues.

As an alternative to fixed-rate term debt, our interest rate swap agreements did not have a material effect on other revenues, interest expense, or net income during the six months ended June 30, 2001 or 2000.


Note 7.  Segment Information

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

For the three months ended June 30, 2001:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $447,964       $   -          $447,964
    Insurance                     279         49,924         50,203
    Other                      (2,215)        24,646         22,431
  Intercompany                 20,648        (19,848)           800
Pretax income                 109,405         25,711        135,116


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


For the six months ended June 30, 2001:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $887,623       $   -          $887,623
    Insurance                     560         97,721         98,281
    Other                      (4,670)        47,553         42,883
  Intercompany                 40,450        (38,880)         1,570
Pretax income                 217,395         46,012        263,407


For the six months ended June 30, 2000:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $824,064       $   -          $824,064
    Insurance                     610         96,309         96,919
    Other                         (94)        44,153         44,059
  Intercompany                 36,287        (34,712)         1,575
Pretax income                 139,768         43,385        183,153

Reconciliation of total segment pretax income to the condensed consolidated financial statement amounts is summarized below:

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2001          2000      2001          2000
                                    (dollars in thousands)
Pretax income:
  Segments               $135,116    $ 67,021    $263,407    $183,153
  Corporate               (18,455)    (20,329)    (43,805)    (44,282)
  Adjustments              (7,610)     (3,599)     (8,304)     (2,127)

Total consolidated
  pretax income          $109,051    $ 43,093    $211,298    $136,744


Note 8.  Legal Contingencies

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

In 2000, Financial Service Center filed a plan of reorganization to resolve the remaining claims in the bankruptcy. In January 2001, Financial Service Center and the creditors' committee in the bankruptcy entered into a settlement that has been approved by the bankruptcy court. The plan of reorganization was confirmed by the bankruptcy court in February 2001 and distribution under the plan commenced. Certain creditors have appealed the confirmation of the plan, but we do not expect their appeal to prevail. We expect our remaining recorded liability related to this matter to be sufficient to cover the costs of the plan of reorganization.

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

The following table shows principal sources and uses of cash:

                                                Six Months Ended
                                                    June 30,
                                              2001           2000
                                             (dollars in millions)
Principal sources of cash:

  Operations                                 $394.9         $336.8
  Net issuance of debt                         80.5          544.4

Principal sources of cash                    $475.4         $881.2


Principal uses of cash:

  Net originations and purchases
    of finance receivables                   $214.0         $748.3
  Dividends paid                              127.8           27.0

Principal uses of cash                       $341.8         $775.3


We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable financial obligations and operational requirements.

Capital Resources
                                                   June 30,
                                             2001           2000
                                            (dollars in millions)

Long-term debt                             $ 5,919.9     $ 5,850.2
Short-term debt                              4,892.5       4,866.0
Deposits                                       103.0          36.5

Total debt                                  10,915.4      10,752.7
Equity                                       1,608.5       1,579.7

Total capital                              $12,523.9     $12,332.4

Net finance receivables                    $11,845.7     $11,643.6
Debt to tangible equity ratio                   7.50          7.69


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


Liquidity Facilities

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFI and AGFC are eligible borrowers under committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). At June 30, 2001, the annual commitment fees for the shared committed facilities ranged from .05% to .07%. We pay only an allocated portion of the commitment fees for the shared committed facilities. AGFI and certain subsidiaries also have uncommitted credit facilities. In addition, AGFI and AGFC are eligible borrowers under uncommitted credit facilities extended to American General and certain of its subsidiaries (the "shared uncommitted facilities"). Available borrowings under all facilities are reduced by any outstanding borrowings.

Information concerning the credit facilities follows:

                                                  June 30,
                                             2001          2000
                                            (dollars in millions)
Committed credit facilities:
  Shared committed facilities              $6,200.0      $5,600.0
  Borrowings                                     -             -

  Remaining availability                   $6,200.0      $5,600.0

Uncommitted credit facilities:
  Company uncommitted facilities           $  121.0      $  271.0
  Shared uncommitted facilities               100.0          50.0
  Borrowings                                     -         (235.0)

  Remaining availability                   $  221.0      $   86.0


In addition, our mortgage warehouse lending subsidiary arranges interim financing for third-party mortgage originators through a purchase facility. At June 30, 2001, this facility totaled $250.0 million with remaining availability of $45.0 million.

In July 2001, we refinanced $1.0 billion of short-term debt with the issuance of $1.0 billion of long-term debt. Subsequent to this transaction, we reduced our credit facilities to $5.25 billion to reflect the Company's lower commercial paper borrowings and in anticipation of the acquisition by AIG.


         ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Net income                $ 69.6        $ 26.7    $134.8        $ 86.2
Return on average
  assets (annualized)      2.06%          .82%     2.00%         1.34%
Return on average
  equity (annualized)     17.32%         6.78%    16.69%        11.06%
Ratio of earnings to
  fixed charges                                    1.62x         1.40x


Net income increased $42.9 million, or 161%, for the three months ended June 30, 2001 and $48.6 million, or 56%, for the six months ended June 30, 2001 when compared to the same periods in 2000. Net income for the three months and six months ended June 30, 2000 included a charge of $50.0 million ($32.5 million aftertax) for the estimated loss on an alleged fraud against our mortgage warehouse lending subsidiary that was discovered in late June 2000. Without this charge, net income would have been $59.2 million for the three months ended June 30, 2000 and $118.7 million for the six months ended June 30, 2000. See Note 7. of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company's business segments.

Factors that specifically affected the Company's operating results are as follows:


Finance Charges
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Finance charges           $   430.7  $   398.3    $   851.0  $   788.9
Average net receivables   $11,788.3  $11,305.1    $11,763.0  $11,181.4
Yield                        14.64%     14.15%       14.56%     14.17%


Finance charges increased $32.4 million, or 8%, for the three months ended June 30, 2001 and $62.1 million, or 8%, for the six months ended June 30, 2001 when compared to the same periods in 2000 primarily due to higher average net receivables and yield.

The following table shows average net receivables by type:

                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Real estate loans         $ 7,451.4  $ 7,240.5    $ 7,385.3  $ 7,197.7
Non-real estate loans       2,956.5    2,690.9      2,968.2    2,618.5
Retail sales finance        1,380.4    1,373.7      1,409.5    1,365.2
  Total average net
    receivables           $11,788.3  $11,305.1    $11,763.0  $11,181.4


Average net receivables increased $483.2 million, or 4%, for the three months ended June 30, 2001 and $581.6 million, or 5%, for the six months ended June 30, 2001 when compared to the same periods in 2000 primarily due to higher non-real estate loan average net receivables.

The following table shows yield by type of finance receivable:

                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2001          2000      2001          2000

Real estate loans         11.98%        11.34%    11.86%        11.29%
Non-real estate loans     21.55         21.86     21.55         22.05
Retail sales finance      14.24         13.85     13.97         14.19
  Total yield             14.64         14.15     14.56         14.17


Yield increased 49 basis points for the three months ended June 30, 2001 and 39 basis points for the six months ended June 30, 2001 when compared to the same periods in 2000 reflecting a higher real estate loan yield. Real estate loan yield increased due to higher yield on real estate loans originated, renewed, and purchased during 2000 and the first half of 2001 in response to the Federal Reserve's overall 175 basis point federal funds rate increase between June 1999 and May 2000. We expect real estate loan yield to flatten and decrease in response to the Federal Reserve's overall 275 basis point federal funds rate decrease between December 2000 and June 2001.

Insurance Revenues
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Insurance revenues        $50.2          $48.8    $98.3          $96.9
Premiums earned           $49.5          $47.9    $97.2          $95.4
Insurance revenues
  (annualized) as a
  percentage of
  average net
  receivables             1.70%          1.72%    1.67%          1.73%


Insurance revenues increased $1.4 million, or 3%, for the three months ended June 30, 2001 and $1.4 million, or 1%, for the six months ended June 30, 2001 when compared to the same periods in 2000 primarily due to higher earned premiums.


Other Revenues
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Other revenues            $20.8          $22.3    $45.7          $50.7
Investment revenue        $19.6          $20.9    $44.1          $46.6


Other revenues decreased $1.5 million, or 6%, for the three months ended June 30, 2001 and $5.0 million, or 10%, for the six months ended June 30, 2001 when compared to the same periods in 2000 primarily due to net losses on foreclosed real estate in 2001 compared to net gains in 2000 and lower investment revenue. The decrease in investment revenue for the three months ended June 30, 2001 when compared to the same period in 2000 reflected higher realized losses, partially offset by growth in average invested assets and higher adjusted portfolio yield. The decrease in investment revenue for the six months ended June 30, 2001 when compared to the same period in 2000 reflected net realized losses in 2001 compared to net realized gains in 2000 and lower adjusted portfolio yield, partially offset by growth in average invested assets.

Interest Expense
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Interest expense          $   161.6  $   170.0    $   333.8  $   333.1
Average borrowings        $10,762.2  $10,430.3    $10,753.9  $10,299.9
Borrowing cost                6.01%      6.52%        6.22%      6.47%


Interest expense decreased $8.4 million, or 5%, for the three months ended June 30, 2001 and was essentially unchanged for the six months ended June 30, 2001 when compared to the same periods in 2000. The decrease in interest expense for the three months ended June 30, 2001 reflected lower borrowing cost, partially offset by higher average borrowings. Borrowing cost decreased 51 basis points for the three months ended June 30, 2001 and 25 basis points for the six months ended June 30, 2001 when compared to the same periods in 2000 due to lower rates on short-term debt, partially offset by higher rates on long-term debt. The Federal Reserve raised the federal funds rate a total of 175 basis points between June 1999 and May 2000 and then lowered rates a total of 275 basis points between December 2000 and June 2001. This resulted in large movements in our short-term floating-rate borrowing cost. Average borrowings increased $331.9 million, or 3%, for the three months ended June 30, 2001 and $454.0 million, or 4%, for the six months ended June 30, 2001 when compared to the same periods in 2000 primarily to support higher non-real estate loan average net receivables.


Operating Expenses
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Operating expenses        $142.5        $135.6    $278.0        $272.6
Operating expenses
  (annualized) as a
  percentage of
  average net
  receivables              4.83%         4.80%     4.73%         4.88%


Operating expenses increased $6.9 million, or 5%, for the three months ended June 30, 2001 and $5.4 million, or 2%, for the six months ended June 30, 2001 when compared to the same periods in 2000 primarily due to higher salaries. The improvement in operating expenses as a percentage of average net receivables for the six months ended June 30, 2001 when compared to the same period in 2000 reflects improvement in operating efficiencies.

Provision for Finance Receivable Losses
                                                      At or for the
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Provision for finance
  receivable losses       $67.6          $48.4    $127.7        $ 97.0
Net charge-offs           $62.6          $48.4    $122.7        $ 97.0
60 day+ delinquency                               $404.1        $367.3
Allowance for finance
  receivable losses                               $397.9        $383.4


Provision for finance receivable losses increased $19.2 million, or 40%, for the three months ended June 30, 2001 and $30.7 million, or 32%, for the six months ended June 30, 2001 when compared to the same periods in 2000 due to higher net charge-offs and increases to the allowance for finance receivable losses in second quarter 2001 totaling $5.0 million.

The following table shows charge-off ratios by type of finance receivable:
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2001          2000      2001          2000

Real estate loans         0.66%          0.63%    0.63%          0.64%
Non-real estate loans     5.48           4.54     5.42           4.61
Retail sales finance      2.86           1.94     2.64           2.01
  Total charge-off ratio  2.13           1.72     2.09           1.74


The increase in the charge-off ratio for the three months and six months ended June 30, 2001 when compared to the same periods in 2000 was primarily due to higher net charge-offs on non-real estate loans reflecting the maturation of non-real estate loans purchased in second quarter 2000, which were primarily current receivables when purchased, and slowing economic conditions.

The following table shows delinquency ratios by type of finance receivable:
                                             June 30,
                                       2001           2000

Real estate loans                     3.03%           3.00%
Non-real estate loans                 4.40            3.75
Retail sales finance                  1.96            1.57
  Total delinquency ratio             3.26            3.02


The increase in the delinquency ratio at June 30, 2001 when compared to June 30, 2000 reflected the maturation of non-real estate loans purchased in second quarter 2000, which were primarily current receivables when purchased, and slowing economic conditions.

The following table shows selected statistics relating to the allowance for finance receivable losses:
                                                      At or for the
                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2001          2000      2001          2000

Allowance ratio                                   3.36%          3.29%
Charge-off coverage       1.59x          1.98x    1.62x          1.98x


We periodically evaluate our finance receivable portfolio to determine the appropriate level of the allowance for finance receivable losses. In our opinion, the allowance is adequate to absorb anticipated losses in our existing portfolio. The increase in the allowance as a percentage of net finance receivables at June 30, 2001 when compared to June 30, 2000 reflected increases to the allowance for finance receivable losses through the provision for finance receivable losses in second quarter 2001 totaling $5.0 million. We increased the allowance for finance receivable losses in response to higher net charge-offs and delinquency and the levels of unemployment and consumer bankruptcies in the United States in general. Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), declined for the three months and six months ended June 30, 2001 when compared to the same periods in 2000 primarily due to higher net charge-offs.


Insurance Losses and Loss Adjustment Expenses

                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Claims incurred           $20.3          $19.8    $44.2          $42.5
Change in benefit
  reserves                  0.7            2.3       -             4.6

Insurance losses and
  loss adjustment
  expenses                $21.0          $22.1    $44.2          $47.1


Insurance losses and loss adjustment expenses decreased $1.1 million, or 5%, for the three months ended June 30, 2001 and $2.9 million, or 6%, for the six months ended June 30, 2001 when compared to the same periods in 2000 due to a decrease in provision for future benefits, partially offset by an increase in claims. Provision for future benefits decreased $1.6 million for the three months ended June 30, 2001 and $4.6 million for the six months ended June 30, 2001 due to decreased sales of non-credit insurance products. Claims increased $.5 million for the three months ended June 30, 2001 and $1.7 million for the six months ended June 30, 2001 primarily due to increased loss experience.

Other Charge

In second quarter 2000, we recorded a charge of $50.0 million ($32.5 million aftertax) for the estimated loss on the alleged fraud against our mortgage warehouse lending subsidiary that was discovered in late June 2000. We are pursuing all appropriate remedies and believe our recorded liability is sufficient to cover this loss.


Provision for Income Taxes

                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2001          2000      2001          2000
                                      (dollars in millions)

Provision for income
  taxes                   $ 39.4        $ 16.4    $ 76.5        $ 50.5
Pretax income             $109.1        $ 43.1    $211.3        $136.7
Effective income
  tax rate                36.15%        38.10%    36.22%        36.96%


The provision for income taxes increased $23.0 million, or 140%, for the three months ended June 30, 2001 and $26.0 million, or 51%, for the six months ended June 30, 2001 when compared to the same periods in 2000 primarily due to higher taxable income. The increase in taxable income includes the $50.0 million charge for the estimated loss on the alleged fraud against our mortgage warehouse lending subsidiary in 2000.


Asset/Liability Management

We manage anticipated cash flows of our assets and liabilities in an effort to reduce the risk associated with unfavorable changes in interest rates. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the assets being supported. We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary means by which we accomplish this is through the issuance of fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate debt by altering the nature of certain floating-rate funding, thereby limiting our exposure to market interest rate increases. Floating-rate debt represented 35% of our average borrowings for the three months and six months ended June 30, 2001 compared to 38% for the three months ended June 30, 2000 and 36% for the six months ended June 30, 2000. These percentages include the effect of interest rate swap agreements that converted floating-rate debt to a fixed rate.

On July 16, 2001, AGFC issued $1.0 billion of fixed-rate, five-year medium-term notes. The proceeds were used to repay floating-rate commercial paper. This action reduced the ratio of floating-rate debt to total debt to approximately 25% at that date.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; (2) customer responsiveness to both products and distribution channels; (3) competitive, regulatory, accounting, or tax changes that affect the cost of, or demand for, our products; (4) our ability to secure necessary court and regulatory approvals; (5) our ability to realize projected expense savings; (6) adverse litigation results or resolution of litigation, including proceedings related to satellite dish financing; (7) the formation of strategic alliances or business combinations among our competitors or our business partners; and (8) American General's ability to obtain shareholder and regulatory approvals to complete the acquisition by AIG. Readers are also directed to other risks and uncertainties discussed in other documents we filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about our market risk resulting from changes in interest rates are included in Item 7A. in our 2000 Annual Report on Form 10-K. There have been no material changes in such risks or our asset/liability management program during the six months ended June 30, 2001. See Note 6. of the Notes to Condensed Consolidated Financial Statements for information about our derivative financial instruments. See Analysis of Operating Results and Financial Condition - Asset/Liability Management in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the reduction in the floating-rate debt that occurred after June 30, 2001.



                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

See Note 8. of the Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12)  Computation of Ratio of Earnings to Fixed Charges.

(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the second quarter of 2001.

                              Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN GENERAL FINANCE, INC.
                                          (Registrant)


Date:  August 14, 2001           By  /s/ Donald R. Breivogel, Jr.
                                         Donald R. Breivogel, Jr.
                                     Vice President, Chief Financial
                                       Officer and Treasurer
                                     (Duly Authorized Officer and
                                       Principal Financial Officer)

                             Exhibit Index


Exhibit

 (12)      Computation of Ratio of Earnings to Fixed Charges.