Form 10-K
period 2001-12-31
AMERICAN GENERAL FINANCE INC
filed 2002-03-20
CIK 25600

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K


  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2001

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

At March 20, 2002, no common stock of the registrant was held by a non-affiliate.

At March 20, 2002, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                           TABLE OF CONTENTS




          Item                                                    Page

Part I     1.  Business . . . . . . . . . . . . . . . . . . . . . .  3

           2.  Properties . . . . . . . . . . . . . . . . . . . . . 19

           3.  Legal Proceedings  . . . . . . . . . . . . . . . . . 19

           4.  Submission of Matters to a Vote of Security
                 Holders  . . . . . . . . . . . . . . . . . . . . .  *

Part II    5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters  . . . . . . . . . . . . . . . 20

           6.  Selected Financial Data  . . . . . . . . . . . . . . 20

           7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . 21

          7A.  Quantitative and Qualitative Disclosures About
                 Market Risk  . . . . . . . . . . . . . . . . . . . 36

           8.  Financial Statements and Supplementary Data  . . . . 37

           9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure . . . . . . **

Part III  10.  Directors and Executive Officers of the Registrant .  *

          11.  Executive Compensation . . . . . . . . . . . . . . .  *

          12.  Security Ownership of Certain Beneficial Owners
                 and Management . . . . . . . . . . . . . . . . . .  *

          13.  Certain Relationships and Related Transactions . . .  *

Part IV   14.  Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K  . . . . . . . . . . . . . . . 74



 * Items 4, 10, 11, 12, and 13 are not included, as per conditions met by Registrant set forth in General Instructions I(1)(a) and (b) of Form 10-K.

** Item 9 is not included, as no information was required by Item 304 of Regulation S-K.

                                PART I

Item 1.  Business.

                                GENERAL

American General Finance, Inc. will be referred to as "AGFI" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". AGFI was incorporated in Indiana in 1974 to become the parent holding company of American General Finance Corporation (AGFC). AGFC was incorporated in Indiana in 1927 as successor to a business started in 1920. Since 1982, AGFI has been a direct or indirect wholly owned subsidiary of American General Corporation (American General).

On August 29, 2001, American International Group, Inc. (AIG) acquired American General. As a result of this transaction, the Company is a wholly owned indirect subsidiary of AIG, a Delaware corporation. AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad.

AGFI is a financial services holding company whose principal subsidiary is AGFC. AGFC is also a financial services holding company with subsidiaries engaged primarily in the consumer finance and credit insurance businesses. We conduct the credit insurance business to supplement our consumer finance business through Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite), which are both subsidiaries of AGFC.

In May 1999, AGFI acquired Standard Pacific Savings, F.A. from Standard Pacific Corporation and renamed the institution American General Bank, FSB (AG Bank). AG Bank operated as a traditional thrift, whose products included deposit and savings accounts, residential mortgage and home equity loans, and private label services. Concurrent with AIG's acquisition of American General in August 2001, AG Bank was merged into AIG Federal Savings Bank, a non-subsidiary affiliate of AGFI, with AIG Federal Savings Bank being the surviving entity.

At December 31, 2001, the Company had 1,398 offices in 44 states,
Puerto Rico, and the U.S. Virgin Islands and approximately 7,600 employees. Our executive offices are located in Evansville, Indiana.


Selected Financial Information

Selected financial information of the Company was as follows:

                                       Years Ended December 31,
                                  2001           2000          1999
                                        (dollars in thousands)

Average net receivables        $11,726,436   $11,408,913   $10,008,809

Average borrowings             $10,704,644   $10,518,190   $ 9,205,119

Yield - finance charges as a
  percentage of average net
  receivables                       14.60%        14.19%        14.54%

Item 1.  Continued


                                                At or for the
                                           Years Ended December 31,
                                        2001         2000        1999

Borrowing cost - interest
  expense as a percentage
  of average borrowings                 5.93%        6.59%       6.23%

Interest spread - yield
  less borrowing cost                   8.67%        7.60%       8.31%

Operating expenses as a
  percentage of average
  net receivables                       4.70%        4.75%       5.24%

Allowance ratio - allowance for
  finance receivable losses as
  a percentage of net finance
  receivables                           3.74%        3.26%       3.59%

Charge-off ratio - net charge-offs
  as a percentage of the average
  of net finance receivables at
  the beginning of each month
  during the period                     2.26%        1.81%       2.08%

Charge-off coverage - allowance
  for finance receivable losses
  to net charge-offs                    1.70x        1.86x       1.91x

Delinquency ratio - gross finance
  receivables 60 days or more
  past due as a percentage
  of gross finance receivables          3.71%        3.41%       3.46%

Return on average assets                1.70%        1.59%       1.56%

Return on average equity               14.34%       13.03%      12.03%

Ratio of earnings to fixed charges
  (refer to Exhibit 12 for
  calculations)                         1.55x        1.46x       1.48x

Debt to tangible equity ratio -
  debt to equity less goodwill
  and accumulated other
  comprehensive income                  8.89x        7.50x       7.64x

Debt to equity ratio                    8.24x        6.61x       6.68x

Item 1.  Continued


                      CONSUMER FINANCE OPERATIONS

The consumer finance operation makes loans directly to individuals, offers retail sales financing to merchants, purchases portfolios of finance receivables originated by others, and offers credit and non-credit insurance through its 1,398 branch offices and its centralized operational support.

We make home equity loans, originate secured and unsecured consumer loans, and extend lines of credit. We generally take a security interest in the real property and/or personal property of the borrower. At December 31, 2001, real estate loans accounted for 64% of the amount and 9% of the number of net finance receivables outstanding, compared to 62% of the amount and 9% of the number of net finance receivables outstanding at December 31, 2000. Real estate loans are secured by first or second mortgages on residential real estate and generally have maximum original terms of 360 months. Non-real estate loans are secured by consumer goods, automobiles, or other personal property or are unsecured and generally have maximum original terms of 60 months.

We purchase retail sales contracts and provide revolving retail services arising from the retail sale of consumer goods and services by approximately 17,000 retail merchants. We also purchase private label receivables originated by AIG Federal Savings Bank, a non-subsidiary affiliate of ours, arising from the sales by approximately 70 retail merchants under a participation agreement. Retail sales contracts are closed-end accounts that consist of a single purchase. Revolving retail and private label are open-end revolving accounts that can be used for repeated purchases. Retail sales contracts are secured by the real property or personal property giving rise to the contract and generally have maximum original terms of 60 months. Revolving retail and private label are effectively secured by the goods purchased and generally require minimum monthly payments based on outstanding balances.

To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables with customers that meet our credit quality standards and profitability objectives.

We also offer credit life, credit accident and health, credit related property and casualty, and non-credit insurance to our consumer finance customers which insurance is issued by both affiliated and non-affiliated insurance companies. The benefits of these insurance products for both our customers and the consumer finance operations are described under "Insurance Operations".

Our primary source of new loan customers is retail sales finance obligations that we purchase from merchants. These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit. After purchase of the retail sales finance obligation, we contact the customer using various solicitation methods. We attempt to have the customer visit one of our branch offices to discuss their overall financial needs with our consumer lending specialists. Any resulting loan may pay off the customer's retail sales finance obligation and consolidate debts with other creditors.
At the time of loan origination, one of our consumer lending specialists who is licensed to offer insurance products will explain

Item 1.  Continued


the financial protection provided by our credit and non-credit insurance products to provide information to the customer who will determine whether to purchase one or more insurance products.

We also originate loans through our solicitation of current customers obtained through portfolio acquisitions, as well as former customers who have recently paid off their loans. In addition, we purchase customer lists from major list compilers based on our predetermined selection criteria. We target these potential customers using various solicitation methods. We also use various Internet loan application sources, including our own website, to obtain potential customer contacts. We forward these applications to our branch offices where consumer lending specialists contact potential customers in an attempt to initiate a lasting relationship.

Our branch offices are supported by centralized administrative and operational functions. Our centralized operational support functions include the following:

     *  revolving retail and private label processing;
     *  merchant services;
     *  retail sales finance approvals;
     *  real estate loan approvals;
     *  customer solicitations;
     *  retail sales finance collections;
     *  retail sales finance payment processing; and
     *  charge-off recovery operations.

We continually seek to identify functions that could be better handled centrally, thereby freeing our consumer lending specialists to concentrate on providing service to our customers.

See Note 19. of the Notes to Consolidated Financial Statements in Item
8. for further information on the Company's consumer finance business segment.


Finance Receivables

We carry finance receivables at amortized cost which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. They are net of unamortized finance charges on precomputed receivables and unamortized points and fees.

Although a significant portion of insurance claims and policyholder liabilities originate from the finance receivables, our policy is to report them as liabilities and not net them against finance receivables. Finance receivables relate to the financing activities of our consumer finance business segment, and insurance claims and policyholder liabilities relate to the underwriting activities of our insurance business segment.

Item 1.  Continued


Amount, number, and average size of net finance receivables originated and renewed by type (retail sales contracts, revolving retail, and private label comprise retail sales finance) and the net purchased amount by type were as follows:

                                        Years Ended December 31,
                                     2001         2000         1999
Originated and renewed

  Amount (in thousands):

    Real estate loans             $2,193,452   $2,086,721   $1,945,181
    Non-real estate loans          2,759,478    2,728,318    2,557,486
    Retail sales finance           1,728,061    1,917,128    1,705,635

    Total                         $6,680,991   $6,732,167   $6,208,302


  Number:

    Real estate loans                 58,066       58,540       56,933
    Non-real estate loans            784,953      829,852      851,798
    Retail sales finance             905,801    1,064,865      995,152

    Total                          1,748,820    1,953,257    1,903,883


  Average size (to nearest dollar):

    Real estate loans                $37,775      $35,646      $34,166
    Non-real estate loans              3,515        3,288        3,002
    Retail sales finance               1,908        1,800        1,714


Net purchased

  Amount (in thousands):

    Real estate loans             $  904,629   $  405,848   $1,678,860
    Non-real estate loans             27,085      450,655       10,758
    Retail sales finance             143,065       66,748       37,764

    Total                         $1,074,779   $  923,251   $1,727,382


Net purchased was net of sales of $68.7 million during 2001, $27.1 million during 2000, and $21.8 million during 1999.

Item 1.  Continued


Amount, number, and average size of net finance receivables by type were as follows:

                                            December 31,
                                  2001          2000           1999

Amount (in thousands):

  Real estate loans            $ 7,624,824   $ 7,280,234   $ 7,104,227
  Non-real estate loans          2,922,557     3,027,989     2,576,081
  Retail sales finance           1,440,908     1,453,588     1,349,689

  Total                        $11,988,289   $11,761,811   $11,029,997


Number:

  Real estate loans                189,907       184,591       181,484
  Non-real estate loans            953,600     1,017,127       998,150
  Retail sales finance             868,064       944,923       957,841

  Total                          2,011,571     2,146,641     2,137,475


Average size (to nearest dollar):

  Real estate loans                $40,150       $39,440       $39,145
  Non-real estate loans              3,065         2,977         2,581
  Retail sales finance               1,660         1,538         1,409


Geographic Distribution

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

                                         December 31,
                        2001                 2000                 1999
                   Amount  Percent      Amount  Percent      Amount  Percent
                                    (dollars in thousands)

California        $ 1,374,599   12%    $ 1,582,130   13%    $ 1,562,183   14%
N. Carolina           850,995    7         831,977    7         811,625    7
Florida               772,830    7         740,186    6         671,970    6
Ohio                  741,702    6         678,238    6         644,804    6
Illinois              731,238    6         698,181    6         659,674    6
Indiana               586,625    5         597,898    5         560,887    5
Georgia               510,140    4         477,110    4         427,523    4
Virginia              500,137    4         486,607    4         430,687    4
Other               5,920,023   49       5,669,484   49       5,260,644   48

Total             $11,988,289  100%    $11,761,811  100%    $11,029,997  100%

Item 1.  Continued


Average Net Receivables and Yield

We recognize finance charges as revenue on the accrual basis using the interest method. We amortize premiums and discounts on purchased finance receivables as a revenue adjustment. We defer the costs to originate certain finance receivables and the revenue from nonrefundable points and fees on loans and amortize them to revenue on the accrual basis using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience. If a finance receivable liquidates before amortization is completed, we charge or credit any unamortized premiums, discounts, origination costs, or points and fees to revenue at the date of liquidation. We recognize late charges, prepayment penalties, and extension fees as revenue when received.

We stop accruing revenue when the fourth contractual payment becomes past due for loans and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail and private label. Beginning in third quarter 2001, in conformity with AIG policy, we reverse amounts previously accrued upon suspension. (Prior to AIG's acquisition of American General, we did not reverse amounts previously accrued upon suspension.) After suspension, we recognize revenue for loans and retail sales contracts only to the extent of any additional payments we receive.

Average net receivables and yield by type were as follows:

                                      Years Ended December 31,
                                  2001          2000           1999
                                       (dollars in thousands)

Real estate loans:
  Average net receivables      $ 7,356,898   $ 7,211,254   $ 6,227,580
  Yield                             11.87%        11.41%        11.59%

Non-real estate loans:
  Average net receivables      $ 2,954,690   $ 2,801,815   $ 2,509,412
  Yield                             21.59%        21.54%        21.96%

Retail sales finance:
  Average net receivables      $ 1,414,848   $ 1,395,844   $ 1,271,817
  Yield                             14.25%        13.83%        14.35%

Total:
  Average net receivables      $11,726,436   $11,408,913   $10,008,809
  Yield                             14.60%        14.19%        14.54%


See Management's Discussion and Analysis in Item 7. for information on the trends in yield.

Item 1.  Continued


Finance Receivable Credit Quality Information

A risk in all consumer lending and retail sales financing transactions is the customer's unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced in a consumer's historical credit repayment record. An inability to repay occurs after our initial credit evaluation and funding and usually results from lower income due to unemployment or underemployment, major medical expenses, or divorce. Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws. We use credit risk scoring models at the time of borrower application to help minimize the risk of unwillingness or inability to repay. These models are developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance. We use these models to predict the relative likelihood of credit applicants repaying their obligation to us. These models also provide some insight into the credit repayment performance of borrowers under adverse economic circumstances, whether personal or global. We extend credit to those consumers who fit our risk guidelines as determined by these models and, in some cases, manual underwriting. Price and size of the loan or retail sales finance transaction are in relation to the estimated credit risk assumed.

Our policy is to charge off each month to the allowance for finance receivable losses non-real estate loans on which little or no collections were made in the prior six months and retail sales finance that are six installments past due. We start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and we have obtained title to the property, we establish the real estate as an asset valued at fair value, and charge off any loan amount in excess of that value to the allowance for finance receivable losses. We occasionally extend the charge-off period for individual accounts when, in our opinion, such treatment is warranted. We increase the allowance for finance receivable losses for recoveries on accounts previously charged off.

Net charge-offs and charge-off ratio by type of finance receivable were as follows:

                                         Years Ended December 31,
                                     2001          2000          1999
                                          (dollars in thousands)
Real estate loans:
  Net charge-offs                   $ 50,075     $ 45,234     $ 38,364
  Charge-off ratio                      .68%         .63%         .62%

Non-real estate loans:
  Net charge-offs                   $173,846     $130,586     $134,070
  Charge-off ratio                     5.87%        4.66%        5.34%

Retail sales finance:
  Net charge-offs                   $ 40,381     $ 30,455     $ 34,198
  Charge-off ratio                     2.85%        2.19%        2.69%

Total:
  Net charge-offs                   $264,302     $206,275     $206,632
  Charge-off ratio                     2.26%        1.81%        2.08%

Item 1.  Continued


Delinquency (gross finance receivables 60 days or more past due) based on contract terms in effect and delinquency ratio by type of finance receivable were as follows:

                                               December 31,
                                      2001         2000          1999
                                          (dollars in thousands)
Real estate loans:
  Delinquency                       $251,759     $239,462      $214,013
  Delinquency ratio                    3.31%        3.28%         3.02%

Non-real estate loans:
  Delinquency                       $171,514     $148,621      $156,325
  Delinquency ratio                    5.24%        4.42%         5.37%

Retail sales finance:
  Delinquency                       $ 41,798     $ 32,493      $ 28,672
  Delinquency ratio                    2.56%        1.95%         1.85%

Total:
  Delinquency                       $465,071     $420,576      $399,010
  Delinquency ratio                    3.71%        3.41%         3.46%


We establish the allowance for finance receivable losses primarily through the provision for finance receivable losses charged to expense. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly. Within our three main finance receivable types are sub-portfolios, each consisting of a large number of relatively small, homogenous accounts. We evaluate these sub-portfolios for impairment as groups. None of our accounts are large enough to warrant individual evaluation for impairment. Our Credit Strategy and Policy Committee considers numerous factors in estimating losses inherent in our finance receivable portfolio, including the following:

     *  current economic conditions;
     *  prior finance receivable loss and delinquency experience; and
     *  the composition of our finance receivable portfolio.

This review determines any adjustment necessary to maintain the allowance for finance receivable losses at a level we consider adequate to absorb future losses in the existing portfolio. We document the adequacy of the allowance for finance receivable losses and the analysis of the trends in credit quality considered by the Credit
Strategy and Policy Committee to support their conclusions.

Item 1.  Continued


Changes in the allowance for finance receivable losses were as follows:

                                              At or for the
                                         Years Ended December 31,
                                       2001        2000        1999
                                          (dollars in thousands)

Balance at beginning of year         $383,415    $395,626    $382,450
Provision for finance receivable
  losses                              289,302     206,275     206,632
Allowance related to net
  acquired (sold) receivables          14,836     (12,211)     13,176
Charge-offs, net of recoveries       (264,302)   (206,275)   (206,632)
Other charges - additional
  provision                            25,000        -           -

Balance at end of year               $448,251    $383,415    $395,626


See Management's Discussion and Analysis in Item 7. for further information on finance receivable loss and delinquency experience and the related allowance for finance receivable losses.


Sources of Funds

We fund our consumer finance operations principally through the following sources:

     *  net cash flows from operating activities;
     *  issuances of long-term debt;
     *  short-term borrowings in the commercial paper market;
     *  borrowings from banks under credit facilities; and
     *  capital contributions from American General.


Average Borrowings and Borrowing Cost

Average borrowings and borrowing cost by term of debt were as follows:

                                       Years Ended December 31,
                                  2001           2000          1999
                                        (dollars in thousands)
Long-term debt:
  Average borrowings           $ 6,024,311   $ 5,708,732    $5,431,257
  Borrowing cost                     6.66%         6.64%         6.61%

Short-term debt:
  Average borrowings           $ 4,617,152   $ 4,765,923    $3,749,160
  Borrowing cost                     4.99%         6.54%         5.70%

Deposits:
  Average borrowings           $    63,181   $    43,535    $   24,702
  Borrowing cost                     5.90%         5.94%         5.19%

Total:
  Average borrowings           $10,704,644   $10,518,190    $9,205,119
  Borrowing cost                     5.93%         6.59%         6.23%

Item 1.  Continued


Average borrowings and borrowing cost by rate of debt were as follows:

                                       Years Ended December 31,
                                  2001           2000          1999
                                        (dollars in thousands)
Fixed rate debt:
  Average borrowings           $ 7,306,430   $ 6,595,668    $6,302,946
  Borrowing cost                     6.69%         6.67%         6.68%

Floating rate debt:
  Average borrowings           $ 3,398,214   $ 3,922,522    $2,902,173
  Borrowing cost                     4.31%         6.47%         5.28%

Total:
  Average borrowings           $10,704,644   $10,518,190    $9,205,119
  Borrowing cost                     5.93%         6.59%         6.23%


The Company's use of interest rate swap agreements, the effect of which is included in the rates above, is described in Note 11. of the Notes to Consolidated Financial Statements in Item 8.


Contractual Maturities

Contractual maturities of net finance receivables and debt at December 31, 2001 were as follows:
                                    Net Finance
                                    Receivables            Debt
                                        (dollars in thousands)

2002                                $ 1,311,557        $ 6,243,106
2003                                  1,583,572          1,573,440
2004                                  1,176,225          1,006,261
2005                                    729,491            722,276
2006                                    465,143          1,272,959
2007 and thereafter                   6,722,301            336,911

Total                               $11,988,289        $11,154,953


See Note 4. of the Notes to Consolidated Financial Statements in Item
8. for contractual maturities and principal cash collections of net finance receivables by type.

Item 1.  Continued


                         INSURANCE OPERATIONS

Merit is a life and health insurance company domiciled in Indiana and licensed in 45 states, the District of Columbia, and the U.S. Virgin Islands. Merit principally writes or assumes (through affiliated and non-affiliated insurance companies) credit life, credit accident and health, and non-credit insurance.

Yosemite is a property and casualty insurance company domiciled in Indiana and licensed in 42 states. Yosemite principally writes or assumes credit-related property and casualty insurance.

Both Merit and Yosemite market their products through our consumer finance operations. Our credit life insurance policies insure the life of the borrower in an amount typically equal to the unpaid balance of the finance receivable and provide for payment in full to the lender of the finance receivable in the event of the borrower's death. Our credit accident and health insurance policies provide for payment to the lender of the installments on the finance receivable coming due during a period of the borrower's disability due to illness or injury. Our credit-related property and casualty insurance policies are written either to protect the lender's interest in property pledged as security for the finance receivable or to provide for payment to the lender of the installments on the finance receivable coming due during a period of the borrower's unemployment. The purchase by the borrower of credit life, credit accident and health, or credit-related property and casualty insurance is voluntary with the exception of lender-placed property damage coverage for automobiles, large equipment, dwellings, and real estate pledged as collateral. In these instances, we obtain property damage coverage through Yosemite under the terms of the lending agreement if the borrower does not provide evidence of coverage with another insurance carrier. The non-credit insurance policies are primarily ordinary life level term coverage. The purchase of this coverage is voluntary. Customers usually either finance premiums for insurance products as part of the finance receivable or pay premiums on a monthly basis, but they may pay the premiums in cash to the insurer.

Merit and Yosemite have entered into reinsurance agreements with other insurance companies, including certain affiliated companies, for assumption of various non-credit life, individual annuity, group annuity, credit life, credit accident and health, and credit-related property and casualty insurance where our insurance subsidiaries assume the risk of loss. The reserves for this business fluctuate over time and in certain instances are subject to recapture by the insurer. At December 31, 2001, reserves on the books of Merit and Yosemite for these reinsurance agreements totaled $114.0 million.

See Note 19. of the Notes to Consolidated Financial Statements in Item
8. for further information on the Company's insurance business segment.

Item 1.  Continued


Premiums earned, premiums written, and losses incurred by type of insurance were as follows:

                                          Years Ended December 31,
                                        2001        2000        1999
                                           (dollars in thousands)
Premiums Earned

Credit insurance premiums earned:
  Credit life                         $ 41,046    $ 38,958    $ 34,760
  Credit accident and health            50,405      48,006      43,237
  Property and casualty                 53,537      50,016      49,026
Other insurance premiums earned:
  Non-credit life                       39,157      48,539      46,333
  Non-credit accident and health         6,136       6,689       4,541
  Premiums assumed under
    coinsurance agreements               2,725       1,156       3,340

Total                                 $193,006    $193,364    $181,237


Premiums Written

Credit insurance premiums written:
  Credit life                         $ 29,333    $ 45,486    $ 42,114
  Credit accident and health            44,570      55,981      52,910
  Property and casualty                 54,048      58,387      49,846
Other insurance premiums written:
  Non-credit life                       39,157      48,539      46,333
  Non-credit accident and health         6,136       6,689       4,541
  Premiums assumed under
    coinsurance agreements               2,725       1,156       3,340

Total                                 $175,969    $216,238    $199,084


Losses Incurred

Credit insurance losses incurred:
  Credit life                         $ 21,830    $ 18,409    $ 16,240
  Credit accident and health            24,814      24,412      22,370
  Property and casualty                 15,715      12,397      13,112
Other insurance losses incurred:
  Non-credit life                       11,102      20,142      20,746
  Non-credit accident and health         3,751       4,031       2,724
  Losses incurred under
    coinsurance agreements              10,899       8,963      11,442

Total                                 $ 88,111    $ 88,354    $ 86,634

Item 1.  Continued


Life insurance in force by type of insurance was as follows:

                                             December 31,
                                   2001          2000          1999
                                        (dollars in thousands)

Credit life                      $3,126,473   $3,075,206   $2,709,962
Non-credit life                   3,275,199    3,343,066    3,355,547

Total                            $6,401,672   $6,418,272   $6,065,509


Investments and Investment Results

We invest cash generated by our insurance operations primarily in bonds. We invest in, but are not limited to, the following:

     *  bonds;
     *  commercial mortgage loans;
     *  short-term investments;
     *  limited partnerships;
     *  preferred stock;
     *  investment real estate;
     *  policy loans; and
     *  common stock.

AIG subsidiaries manage the majority of our insurance operations' investments.

Investment results of our insurance operations were as follows:

                                       Years Ended December 31,
                                    2001         2000         1999
                                        (dollars in thousands)

Net investment revenue (a)       $   81,711   $   80,807   $   74,732

Average invested assets (b)      $1,231,187   $1,148,950   $1,056,183

Adjusted portfolio yield (c)          7.03%        7.35%        7.35%

Net realized (losses) gains
  on investments (d)             $   (2,989)  $    2,809   $   (1,564)


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

Item 1.  Continued


See Note 6. of the Notes to Consolidated Financial Statements in Item
8. for information regarding investment securities for all operations of the Company.


                              REGULATION

Consumer Finance

The Company is subject to various federal laws and regulations, including the following:

     * the Truth in Lending Act (governs disclosure of applicable charges and other finance receivable terms);
     * the Equal Credit Opportunity Act (prohibits discrimination against credit-worthy applicants);
     * the Fair Housing Act (prohibits discrimination in housing lending);
     * the Fair Credit Reporting Act (governs the accuracy and use of credit bureau reports);
     * the Real Estate Settlement Procedures Act (regulates certain loans secured by real estate);
     *  the Federal Trade Commission Act; and
     *  the Federal Reserve Board's Regulations B, C, P, and Z.

In many states, the Company relies on federal law to preempt state law restrictions on interest rates and points and fees for first lien residential mortgage loans. The Company also relies on the Federal Alternative Mortgage Transactions Parity Act in many states to preempt state restrictions on variable rate loans, balloon payments and prepayment penalties. The Company makes residential mortgage loans under the provisions of these and other federal laws. The Company is also subject to the Federal Privacy Act and the related regulations, which generally require certain practices and disclosures when dealing with consumer or customer information.

Various state laws also regulate our consumer lending and retail sales financing businesses. The degree and nature of such regulation vary from state to state. The laws under which a substantial amount of our business is conducted generally:

     *  provide for state licensing of lenders;
     * impose maximum term, amount, interest rate, and other charge limitations; and
     * regulate whether and under what circumstances insurance and other ancillary products may be offered in connection with a lending transaction.

Certain of these laws prohibit the taking of liens on real estate for loans of small dollar amounts, except liens resulting from judgments. These state laws may require contract disclosures in addition to those required under federal law and may limit remedies available in the event of default by an obligor on the credit.

Item 1.  Continued


Additionally, the federal government is considering, and a number of states, counties, and cities have enacted or may be considering, laws or rules that restrict the credit terms or other aspects of certain loans that are typically described as "high cost mortgage loans".
These requirements may impose specific statutory liabilities in cases of non-compliance and may also limit or restrict the terms of covered loan transactions. Additionally, some of these laws may restrict other business activities or business dealings of affiliates of the Company under certain conditions.


Insurance

State authorities regulate and supervise our insurance subsidiaries. The extent of such regulation varies by product and by state but relates primarily to the following:

     *  conduct of business;
     *  types of products offered;
     *  standards of solvency;
     * limitations on the payment of dividends and on other transactions with related parties;
     *  licensing;
     *  deposits of securities for the benefit of policyholders;
     *  permissible investments;
     *  approval of policy forms and premium rates;
     *  periodic examination of the affairs of insurers;
     *  form and content of required financial reports; and
     * reserve requirements for unearned premiums, losses, and other purposes.

Substantially all of the states in which we operate regulate the rates of premiums charged for credit insurance and the calculation of premium refunds.


                              COMPETITION

Consumer Finance

The consumer finance operations are highly competitive due to the large number of companies offering financial products and services, the sophistication of those products, capital market resources of some competitors, and general acceptance and widespread usage of available credit. We compete with other consumer finance companies as well as other types of financial institutions that offer similar products and services.


Insurance

Our insurance operations supplement our consumer finance operations. Although the insurance business is competitive in both price and service, we believe that our insurance companies' abilities to market insurance products through our distribution systems provide a competitive advantage over our insurance competitors.

Item 2.  Properties.


Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business.
AGFI and certain of its subsidiaries own real estate on which AGFI, its subsidiaries and affiliates, and third parties conduct business. We generally conduct branch office operations in leased premises. Lease terms ordinarily range from three to five years.



Item 3.  Legal Proceedings.


Satellite Dish Operations Bankruptcy

In August 1999, a subsidiary of the Company, A.G. Financial Service Center, Inc. (Financial Service Center), formerly named American General Financial Center, filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana. The decision to reorganize was necessitated by the judgment rendered against Financial Service Center by a Mississippi state court in May 1999 in the amount of $167 million. The filing for reorganization under Chapter 11 was limited to Financial Service Center and was intended to provide a fair and orderly process for managing the claims against Financial Service Center. Prior to the bankruptcy filing, Financial Service Center had assets of approximately $7 million.

The plan of reorganization was confirmed by the bankruptcy court in February 2001 and distribution under the plan is substantially complete. Certain creditors have appealed the confirmation of the plan, but we do not expect their appeal to prevail. We expect our remaining recorded liability related to this matter to be sufficient to cover the costs of the plan of reorganization.


Other

AGFI and certain of its subsidiaries are also parties to various other lawsuits and proceedings, including certain class action claims, arising in the ordinary course of business. In addition, many of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations or financial position. However, the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given suit.

                                PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.


No trading market exists for AGFI's common stock because American
General owns all of AGFI's common stock. AGFI paid the following cash dividends on its common stock:

Quarter Ended                2001          2000
                           (dollars in thousands)

March 31                   $ 67,801      $ 27,000
June 30                      59,996          -
September 30                 50,500        15,700
December 31                 260,006        64,401

Total                      $438,303      $107,101


At the end of fourth quarter 2001, we increased our leverage target to
9.0 to 1 for debt to tangible equity. Approximately $210.0 million of the $260.0 million fourth quarter 2001 dividend was due to our change in targeted leverage. See Management's Discussion and Analysis in Item 7., and Note 14. of the Notes to Consolidated Financial Statements in
Item 8., regarding limitations on the ability of AGFI and its subsidiaries to pay dividends.



Item 6.  Selected Financial Data


The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8., Management's Discussion and Analysis in Item 7., and other financial information in Item 1.

                           At or for the Years Ended December 31,
                  2001          2000         1999        1998         1997
                                   (dollars in thousands)

Total revenues $ 1,998,498  $ 1,909,916  $ 1,731,602  $ 1,609,105  $1,524,105

Net income (a)     228,257      207,938      179,734      187,359     129,433

Total assets    13,531,654   13,408,395   12,635,307   11,172,923   9,289,500

Long-term debt   6,301,433    5,670,670    5,716,991    5,176,965   4,011,457


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


                      FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and our other publicly available documents may include, and the Company's officers and representatives may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, financial results and reserves. It is possible that the Company's actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Forward-looking statements involve risks and uncertainties including, but not limited to, the following:

     * changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies;
     * customer responsiveness to both products and distribution channels or changes in contractual delinquencies, collateral values, or credit losses;
     * competitive, regulatory, accounting, or tax changes that affect the cost of, or demand for, our products or the manner in which we conduct business;
     * adverse litigation results or resolution of litigation or any governmental inquiries or investigations;
     * the formation of strategic alliances or business combinations among our competitors or our business partners;
     * changes in our ability to attract and retain employees or key executives; and
     *  natural events affecting Company facilities.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the Securities and Exchange Commission.
We are under no obligation to (and expressly disclaim any such obligation to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Item 7.  Continued


                     CRITICAL ACCOUNTING POLICIES

We prepared our consolidated financial statements using accounting principles generally accepted in the United States (GAAP). They include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all intercompany items. We made estimates and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities.
Ultimate results could differ from our estimates.

Our assets consist primarily of net finance receivables (less allowance for finance receivable losses) and investment securities. The related finance charge revenue and investment revenue (included in other revenues) are determined by principal amounts, interest or dividend rates, and terms of the related assets. GAAP requires that we account for finance charge revenue and investment securities interest revenue on the accrual basis using the interest method. The only discretion we have in this revenue recognition is the point of suspension of finance charge revenue and investment securities interest revenue. Our only other significant revenue is insurance premiums (included in insurance revenues). The premium amounts and policy terms are known and the methods of revenue recognition are also determined by GAAP.

We establish the allowance for finance receivable losses primarily through the provision for finance receivable losses charged to expense. We periodically evaluate our finance receivable portfolio to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio.

Our liabilities consist primarily of long-term debt and commercial paper. The related interest expense is determined by the principal amounts, interest rates, and terms of the related debt, and include the effects of interest rate swap agreements that effectively convert certain floating-rate debt to a fixed-rate basis. GAAP requires that we account for interest expense on the accrual basis using the interest method.

See Note 2. of the Notes to Consolidated Financial Statements in Item
8. for further information on these critical accounting policies, as well as other significant accounting policies.


                  LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sources of funds include operations, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks under credit facilities. American General has also contributed capital to AGFI to support finance receivable growth or maintain targeted leverage.

Item 7.  Continued


Principal sources and uses of cash were as follows:

                                          Years Ended December 31,
                                        2001        2000        1999
                                           (dollars in millions)
Principal sources of cash:

  Operations                          $  720.1    $  620.0    $  493.8
  Net issuances of debt                  420.9       622.9     1,294.4
  Capital contributions                     -           -         54.0

  Total                               $1,141.0    $1,242.9    $1,842.2


Principal uses of cash:

  Net originations and purchases
    of finance receivables            $  562.0    $  968.1    $1,551.4
  Dividends paid                         438.3       107.1       164.0

  Total                               $1,000.3    $1,075.2    $1,715.4


Net cash from operations increased in 2001 due to higher finance charges and lower interest expense. Net cash from operations increased in 2000 due to changes in various components of taxes receivable and payable resulting from routine operating activities. The increase in net cash from operations in 2000 also reflected higher finance charges, partially offset by higher interest expense. Net issuances of debt and net originations and purchases of finance receivables decreased in both 2001 and 2000 due to a slowing economy in 2001 and fewer portfolios available for purchase that met our credit quality standards in 2000. Dividends paid less capital contributions received reflect changes in net income retained in AGFI to maintain equity and total debt at predetermined ratios. See "Capital Resources" for the fourth quarter 2001 change in targeted leverage and resulting dividends.

We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable financial obligations and operational requirements. The principal risk factors that could decrease our sources of liquidity are delinquent payments from our customers and our inability to access capital markets. The principal factors that could increase our cash needs are significant increases in net originations and purchases of finance receivables. We intend to mitigate liquidity risk factors by continuing to operate the Company within the following strategies:

     * maintain a finance receivable portfolio comprised mostly of real estate loans, which generally represent a lower risk of customer non-payment;
     * originate and monitor finance receivables with our proprietary credit risk management system;
     * maintain an investment securities portfolio of predominantly investment grade, liquid securities; and
     *  maintain a capital structure appropriate to our asset base.

Item 7.  Continued


Consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets for issuances of our commercial paper and term debt. We maintain committed bank credit facilities to provide an additional source of liquidity needs not met through capital markets. See Note
10. of the Notes to Consolidated Financial Statements in Item 8. for information on our credit facilities.

At December 31, 2001, contractual maturities related to our debt were as follows:

                        Less than   From 1-3   From 4-5    Over 5
                         1 year      years      years      years      Total
                                        (dollars in millions)

Long-term debt          $ 1,389.6  $ 2,579.7  $ 1,995.2  $   336.9  $ 6,301.4
Commercial paper          4,853.5         -          -          -     4,853.5

Total                   $ 6,243.1  $ 2,579.7  $ 1,995.2  $   336.9  $11,154.9


Based on the strength of our current credit ratings, we expect to refinance maturities of our debt. Any adverse changes in our operating performance or credit ratings could limit our access to capital markets to accomplish these refinancings.

At December 31, 2001, our off-balance sheet commitments were as follows:

                        Less than   From 1-3   From 4-5    Over 5
                         1 year      years      years      years      Total
                                        (dollars in millions)

Unused credit limits    $ 3,617.1  $      -   $      -   $      -   $ 3,617.1
Purchase facility           250.0         -          -          -       250.0
Operating leases             48.5       69.7       25.7       21.2      165.1
Limited partnerships         27.5         -          -          -        27.5

Total                   $ 3,943.1  $    69.7  $    25.7  $    21.2  $ 4,059.7


Unused Credit Limits

Unused credit limits extended by a non-subsidiary affiliate (whose private label finance receivables are fully participated to the Company) and the Company to their customers totaled $3.6 billion at December 31, 2001. Company experience has shown that the funded amounts of customer credit limits have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of the affiliate and the Company.

Item 7.  Continued


Purchase Facility

Our mortgage warehouse lending subsidiary arranges interim financing for third-party mortgage originators through a purchase facility. During first quarter 2002, this subsidiary stopped accepting new business and discontinued this facility. At December 31, 2001, this facility totaled $250.0 million with remaining availability of $40.0 million.


Operating Leases

Operating leases represent annual rental commitments for leased office space, automobiles, and data processing and related equipment. At December 31, 2001, our rental commitments totaled $165.1 million.


Limited Partnerships

Our investments in limited partnerships are part of our insurance investment portfolio. See Note 6. of the Notes to Consolidated Financial Statements in Item 8. for information on these limited partnerships. At December 31, 2001, our total commitments for these limited partnerships were $57.5 million, consisting of $30.0 million funded and $27.5 million unfunded.


Capital Resources
                                                December 31,
                                           2001             2000
                                           (dollars in millions)

Long-term debt                           $ 6,301.4       $ 5,670.6
Short-term debt                            4,853.5         5,088.5
Deposits                                       -              74.0

Total debt                                11,154.9        10,833.1
Equity                                     1,354.6         1,638.3

Total capital                            $12,509.5       $12,471.4

Net finance receivables                  $11,988.3       $11,761.8
Debt to tangible equity ratio                8.89x           7.50x


Our capital varies with the level of net finance receivables. The capital mix of debt and equity is based primarily upon maintaining leverage that supports cost-effective funding.

Item 7.  Continued


We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC obtains our fixed-rate debt through issuances of public long-term debt offerings with maturities generally ranging from two to ten years. AGFI and AGFC obtain most of our floating-rate debt effectively through sales and refinancing of commercial paper. Commercial paper, with maturities ranging from 1 to 270 days, is sold to banks, insurance companies, corporations, and other accredited investors. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days.

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 2001, credit facilities, including facilities shared with American General, totaled $5.4 billion (including $5.2 billion of committed credit facilities), with remaining availability of $5.4 billion. See Note 10. of the Notes to Consolidated Financial Statements in Item 8. for additional information on credit facilities.

Years of expiration of committed credit facilities at December 31, 2001 were as follows:

                           Committed Credit Facilities
                              (dollars in millions)

2002                                $2,650.0
2005                                 1,075.0
2006                                 1,500.0

Total                               $5,225.0


In addition, our mortgage warehouse lending subsidiary arranges interim financing for third-party mortgage originators through a purchase facility. At December 31, 2001, this facility totaled $250.0 million with remaining availability of $40.0 million.

Until fourth quarter 2001, AGFI paid dividends to (or received capital contributions from) American General to manage our leverage of debt to tangible equity (equity less goodwill and accumulated other comprehensive income) to 7.5 to 1. At the end of fourth quarter 2001, following discussions with the credit rating agencies, we increased our leverage target to 9.0 to 1. This increase was based on our success with managing credit risk and maintaining a lower risk finance receivable portfolio. We intend to continue these practices. Approximately $210.0 million of the $260.0 million fourth quarter 2001 dividend was due to the change in targeted leverage. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. An AGFC financing agreement limits the amount of dividends AGFC may pay. This agreement has not prevented us from managing our capital to targeted leverage. See Note 14. of the Notes to Consolidated Financial Statements in Item
8. for information on dividend restrictions.

Item 7.  Continued


                    ANALYSIS OF OPERATING RESULTS

Net Income
                                         Years Ended December 31,
                                       2001        2000        1999
                                          (dollars in millions)

Net income                            $228.3      $207.9      $179.7
Return on average assets               1.70%       1.59%       1.56%
Return on average equity              14.34%      13.03%      12.03%
Ratio of earnings to fixed charges     1.55x       1.46x       1.48x


Net income for 2001 included charges of $78.3 million ($50.9 million aftertax) resulting from our review of our businesses and the assets supporting those businesses, as well as the adoption of AIG's accounting policies and methodologies, in connection with AIG's acquisition of American General. See Note 15. of the Notes to
Consolidated Financial Statements in Item 8. for further information on these charges.

Net income for 2000 included a charge of $50.0 million ($32.5 million aftertax) for the estimated loss on an alleged fraud against our mortgage warehouse lending subsidiary that was discovered in late June 2000. See Note 15. of the Notes to Consolidated Financial Statements in Item 8. for further information on this loss.

Net income for 1999 included a charge of $57.0 million ($36.2 million aftertax) for the settlement of satellite dish and other related litigation. See Legal Proceedings in Item 3. and Note 15. of the Notes to Consolidated Financial Statements in Item 8. for further information on the satellite dish litigation.

Including these non-recurring charges, net income for 2001 was $228.3 million, an increase of $20.4 million, or 10%, when compared to 2000. Similarly, net income for 2000 was $207.9 million, an increase of $28.2 million, or 16%, when compared to 1999. Excluding these non-recurring charges, net income for 2001 would have been $279.2 million, an increase of $38.8 million, or 16%, when compared to 2000. Similarly, net income for 2000 would have been $240.4 million, an increase of $24.5 million, or 11%, when compared to 1999. See Note 19. of the Notes to Consolidated Financial Statements in Item 8. for information on the results of the Company's business segments.

We manage the components of our revenue and expenses in response to economic events and to achieve our profitability objectives. In 2001, a slowing economy resulted in lower borrowing cost but higher net charge-offs. We invested in business development programs, including new branch openings, and increased our allowance for finance receivable losses in response to higher delinquency, charge-offs, unemployment, and personal bankruptcies. In 2000 and 1999, an accelerating economy resulted in higher borrowing cost but favorable net charge-off experience. We increased our finance charge rates on new business, which is reflected in our yield in 2001. We also controlled operating expenses in 2000 and 1999.

Item 7.  Continued


Our income statement line items as percentages of each year's average net receivables were as follows:

                                          Years Ended December 31,
                                          2001      2000      1999

Revenues
  Finance charges                        14.60%    14.19%    14.54%
  Insurance                               1.67      1.72      1.84
  Other                                   0.77      0.83      0.92

Total revenues                           17.04     16.74     17.30

Expenses
  Interest expense                        5.42      6.09      5.73
  Operating expenses                      4.70      4.75      5.24
  Provision for finance
    receivable losses                     2.47      1.81      2.06
  Insurance losses and loss
    adjustment expenses                   0.75      0.77      0.87
  Other charges                           0.66      0.44      0.57

Total expenses                           14.00     13.86     14.47

Income before provision for
  income taxes                            3.04      2.88      2.83

Provision for income taxes                1.09      1.06      1.03

Net income                                1.95%     1.82%     1.80%


Factors that specifically affected the Company's operating results were as follows:


Finance Charges
                                       Years Ended December 31,
                                    2001         2000        1999
                                        (dollars in millions)

Finance charges                   $ 1,712.5   $ 1,619.0   $ 1,455.5
Average net receivables           $11,726.4   $11,408.9   $10,008.8
Yield                                14.60%      14.19%      14.54%


Finance charges increased $93.5 million, or 6%, for 2001 when compared to 2000 and $163.5 million, or 11%, for 2000 when compared to 1999.

The increase in finance charges for 2001 when compared to 2000 reflected higher yield and average net receivables. The increase in average net receivables of $317.5 million, or 3%, was primarily due to higher average net non-real estate and real estate loans.

The increase in finance charges for 2000 when compared to 1999 reflected higher average net receivables, partially offset by lower yield. The increase in average net receivables of $1.4 billion, or 14%, was primarily due to higher average net real estate loans.

Item 7.  Continued


Yield increased 41 basis points during 2001 when compared to 2000 and decreased 35 basis points during 2000 when compared to 1999. The increase in yield during 2001 when compared to 2000 was primarily due to higher yield on real estate loans originated, renewed, and purchased during 2000 and the first half of 2001 in response to rising market interest rates from mid-1999 through mid-2000. Lower market rates experienced during 2001 may have a downward impact on future yields. The decrease in yield during 2000 when compared to 1999 reflected a larger proportion of average net receivables that are real estate loans, which generally have lower yields, and a decline in real estate loan yield. The decrease in yield for 2000 when compared to 1999 also reflected declines in non-real estate loan and retail sales finance yield.


Insurance Revenues
                                        Years Ended December 31,
                                      2001        2000        1999
                                         (dollars in millions)

Insurance revenues                   $195.4      $196.2      $184.5
Premiums earned                      $193.0      $193.4      $181.2
Insurance revenues as a
  percentage of average
  net receivables                     1.67%       1.72%       1.84%


Insurance revenues remained near the same for 2001 when compared to 2000 and increased $11.7 million, or 6%, for 2000 when compared to 1999. The increase in insurance revenues for 2000 when compared to 1999 was primarily due to higher earned premiums. Earned premiums increased due to higher premium volume.

Insurance revenues as a percentage of average net receivables declined during 2001 and 2000 reflecting higher average net receivables. Our experience is that we place fewer insurance products on real estate loans than on non-real estate loans.


Other Revenues
                                        Years Ended December 31,
                                      2001        2000        1999
                                         (dollars in millions)

Other revenues                      $   90.6    $   94.7    $   91.6
Investment revenue                  $   87.9    $   92.4    $   80.3
Net realized (losses) gains
  on investments                    $   (3.0)   $    2.8    $   (1.6)
Average invested assets             $1,231.2    $1,149.0    $1,056.2
Adjusted portfolio yield               7.03%       7.35%       7.35%


Other revenues decreased $4.1 million, or 4%, for 2001 when compared to 2000 and increased $3.1 million, or 3%, for 2000 when compared to 1999.

Item 7.  Continued


The decrease in other revenues for 2001 when compared to 2000 was primarily due to net losses on foreclosed real estate in 2001 compared to net gains in 2000 and lower investment revenue, partially offset by mark-to-market and portfolio servicing adjustments recorded in 2000. The decrease in investment revenue reflected net realized losses in 2001 compared to net realized gains in 2000 and a decline in adjusted portfolio yield of 32 basis points, partially offset by growth in average invested assets for the insurance operations of $82.2 million.

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

The increases in average invested assets in 2001 and 2000 was primarily due to investment of insurance operations cash flows. The decrease in adjusted portfolio yield in 2001 reflected market conditions.


Interest Expense
                                        Years Ended December 31,
                                     2001         2000        1999
                                         (dollars in millions)

Interest expense                   $   635.5   $   694.3   $   573.8
Average borrowings                 $10,704.6   $10,518.2   $ 9,205.1
Borrowing cost                         5.93%       6.59%       6.23%


Interest expense decreased $58.8 million, or 8%, for 2001 when compared to 2000 and increased $120.5 million, or 21%, for 2000 when compared to 1999.

The decrease in interest expense for 2001 when compared to 2000 reflected lower borrowing cost, partially offset by higher average borrowings. The increase in interest expense for 2000 when compared to 1999 reflected higher average borrowings and borrowing cost.

Borrowing cost decreased 66 basis points during 2001 when compared to 2000 reflecting lower rates on short-term debt. Borrowing cost increased 36 basis points during 2000 when compared to 1999 reflecting higher rates on short-term debt. Federal Reserve actions raised the federal funds rate a total of 175 basis points between June 1999 and May 2000 and then lowered rates a total of 475 basis points between December 2000 and December 2001. These actions resulted in large movements in market rates and in our short-term, floating-rate borrowing costs.

Item 7.  Continued


Average borrowings increased $186.4 million, or 2%, during 2001 when compared to 2000 and $1.3 billion, or 14%, during 2000 when compared to 1999 primarily to support finance receivable growth.


Operating Expenses
                                         Years Ended December 31,
                                       2001        2000        1999
                                          (dollars in millions)

Operating expenses                    $550.8      $542.4      $524.8
Operating expenses as a
  percentage of average
  net receivables                      4.70%       4.75%       5.24%


Operating expenses increased $8.4 million, or 2%, for 2001 when compared to 2000 and $17.6 million, or 3%, for 2000 when compared to 1999.

The increase in operating expenses for 2001 when compared to 2000 was primarily due to higher salaries and litigation expenses, partially offset by higher deferred loan origination costs.

The increase in operating expenses for 2000 when compared to 1999 was primarily due to higher salaries and data processing expenses, partially offset by lower litigation expenses.

The increases in salaries for 2001 and 2000 when compared to the respective previous year reflect higher competitive compensation.

The improvements in operating expenses as a percentage of average net receivables in 2001 and 2000 when compared to the respective previous year reflect continued improvement in operating efficiencies.


Provision for Finance Receivable Losses

                                              At or for the
                                         Years Ended December 31,
                                       2001        2000        1999
                                          (dollars in millions)
Provision for finance
  receivable losses                   $289.3      $206.3      $206.6

Net charge-offs                       $264.3      $206.3      $206.6
Charge-off ratio                       2.26%       1.81%       2.08%
Charge-off coverage                    1.70x       1.86x       1.91x

60 day+ delinquency                   $465.1      $420.6      $399.0
Delinquency ratio                      3.71%       3.41%       3.46%

Allowance for finance
  receivable losses                   $448.3      $383.4      $395.6
Allowance ratio                        3.74%       3.26%       3.59%

Item 7.  Continued


Provision for finance receivable losses increased $83.0 million, or 40%, for 2001 when compared to 2000 and remained near the same for 2000 when compared to 1999. The increase in provision for finance receivable losses for 2001 when compared to 2000 was primarily due to higher net charge-offs.

The increase in the charge-off ratio for 2001 when compared to 2000 was primarily due to higher net charge-offs on all finance receivable types reflecting slowing economic conditions, despite the credit quality improvement efforts referred to below. The decrease in the charge-off ratio for 2000 when compared to 1999 reflected the results of credit quality improvement efforts, including consistent adherence to strict underwriting guidelines.

The increase in the delinquency ratio at December 31, 2001 when compared to December 31, 2000 also reflected slowing economic conditions. The decrease in the delinquency ratio at December 31, 2000 when compared to December 31, 1999 reflected the improvement in credit quality. The decrease in the delinquency ratio at December 31, 2000 also reflected the sale of fully-reserved delinquent net finance receivables totaling $27.1 million (gross balances totaling $34.8 million) in 2000, which reduced the delinquency ratio by approximately 29 basis points at the time of sale. The decrease in the delinquency ratio at December 31, 2000 was partially offset by the maturation of real estate loan portfolios purchased in fourth quarter 1999 ($792.7 million), which were primarily new originations when purchased.

We periodically evaluate our finance receivable portfolio to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance ratio at December 31, 2001 when compared to December 31, 2000 was primarily due to:

     * an increase to the allowance for finance receivable losses through the provision for finance receivable losses in 2001 totaling $25.0 million (this increase was necessary in response to our increased delinquency and net charge-offs and the higher levels of both unemployment and personal bankruptcies in the United States during 2001);
     * an increase to the allowance for finance receivable losses through other charges in third quarter 2001 totaling $25.0 million (see Note 15. of the Notes to Consolidated Financial Statements in Item 8. for further discussion of the other charges); and
     * an increase to the allowance for finance receivable losses resulting from applying purchase accounting to net portfolio acquisitions totaling $14.8 million.

The allowance ratio declined in 2000 when compared to 1999 reflecting the improvement in credit quality. The decrease in the allowance ratio for 2000 also reflected the sale of the fully-reserved net finance receivables in 2000 which reduced the allowance ratio by approximately 23 basis points at the time of sale.

Item 7.  Continued


Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs, declined in 2001 when compared to 2000 reflecting higher net charge-offs, partially offset by increases to allowance for finance receivable losses.


Insurance Losses and Loss Adjustment Expenses

                                         Years Ended December 31,
                                       2001        2000        1999
                                          (dollars in millions)

Claims incurred                       $90.3       $83.0        $82.4
Change in benefit reserves             (2.2)        5.4          4.2

Insurance losses and loss
  adjustment expenses                 $88.1       $88.4        $86.6


Insurance losses and loss adjustment expenses remained near the same for 2001 when compared to 2000 and increased $1.8 million, or 2%, for 2000 when compared to 1999.

The change in insurance losses and loss adjustment expenses for 2001 when compared to 2000 was due to a decrease in provision for future benefits, offset by higher claims. Provision for future benefits decreased $7.6 million for 2001 due to decreased sales of non-credit insurance products. Claims increased $7.3 million for 2001 primarily due to increased credit insurance loss experience.

The increase in insurance losses and loss adjustment expenses for 2000 when compared to 1999 was due to increases in provision for future benefits and claims. Provision for future benefits increased $1.2 million for 2000 due to increased sales of non-credit insurance products. Claims increased $.6 million for 2000 primarily due to increased credit insurance loss experience.


Other Charges

In third quarter 2001, we recorded charges of $78.3 million ($50.9 million aftertax) resulting from our review of our businesses and the assets supporting those businesses, as well as the adoption of AIG's accounting policies and methodologies, in connection with AIG's acquisition of American General. See Note 15. of the Notes to Consolidated Financial Statements in Item 8. for further information on these charges.

In second quarter 2000, we recorded a charge of $50.0 million ($32.5 million aftertax) for the estimated loss on the alleged fraud against our mortgage warehouse lending subsidiary that was discovered in late June 2000. See Note 15. of the Notes to Consolidated Financial Statements in Item 8. for information on this loss.

Item 7.  Continued


In fourth quarter 1999, we recorded a charge of $57.0 million ($36.2 million aftertax) for the settlement of satellite dish and other related litigation. See Legal Proceedings in Item 3. and Note 15. of the Notes to Consolidated Financial Statements in Item 8. for further information on the satellite dish litigation.


Provision for Income Taxes
                                         Years Ended December 31,
                                       2001        2000        1999
                                          (dollars in millions)

Provision for income taxes            $128.3      $120.7      $102.9
Pretax income                         $356.5      $328.6      $282.7
Effective income tax rate             35.98%      36.72%      36.41%


Provision for income taxes increased $7.6 million, or 6%, for 2001 when compared to 2000 and $17.8 million, or 17%, for 2000 when compared to 1999 primarily due to higher taxable income.


                   ANALYSIS OF FINANCIAL CONDITION

Asset Quality

We believe that our geographic diversification reduces the risk associated with a recession in any one region. In addition, 97% of our finance receivables at December 31, 2001 were secured by real property or personal property. While finance receivables have some exposure to further economic uncertainty, we believe that the allowance for finance receivable losses is adequate to absorb losses inherent in our existing portfolio. See Analysis of Operating Results for further information on allowance ratio, delinquency ratio, and charge-off ratio and Note 2. of the Notes to Consolidated Financial Statements in Item 8. for further information on how we estimate finance receivable losses.

Investment securities principally represent the investment portfolio of our insurance operations. Our investment strategy is to optimize aftertax returns on invested assets, subject to the constraints of safety, liquidity, diversification, and regulation.


Asset/Liability Management

We manage anticipated cash flows of our assets and liabilities, principally our finance receivables and debt, in an effort to reduce the risk associated with unfavorable changes in interest rates. Real estate loans have an expected life of 2.9 years (although this can change in response to interest rate changes), non-real estate loans have an expected life of 1.6 years and retail sales finance receivables have an expected life of 9 months. We fund finance receivables with a combination of fixed-rate and floating-rate debt and equity. The weighted-average years to maturity for our fixed-rate debt was 2.6 years at December 31, 2001. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the finance receivables being supported.

Item 7.  Continued


We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary way we accomplish this is by issuing fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate, long-term debt by altering the nature of certain floating-rate funding, thereby limiting our exposure to market interest rate increases. Floating-rate debt (principally commercial paper) represented 32% of our average borrowings for 2001 compared to 37% for 2000. These percentages include the effect of interest rate swap agreements that effectively converted short-term or floating-rate debt to a long-term fixed rate. The decrease in the percentage of floating-rate debt to average borrowings reflected the issuance of $1.0 billion of fixed-rate, five-year notes on July 16, 2001. The proceeds were used to repay commercial paper.


                        REGULATION AND OTHER

Regulation

The regulatory environment of the consumer finance and insurance businesses is described in Item 1.


Taxation

We monitor federal and state tax legislation and respond with appropriate tax planning.

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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

                                December 31, 2001       December 31, 2000
                              +100 bp       -100 bp   +100 bp       -100 bp
                                          (dollars in thousands)
Assets
Net finance receivables,
  less allowance for
  finance receivable
  losses                      $(319,469)  $ 344,436   $(322,055)  $ 348,798
Fixed-maturity securities       (54,178)     44,508     (51,658)     45,578

Liabilities
Long-term debt                 (122,677)    128,189    (123,311)    128,317
Deposits                           -           -         (1,125)      1,159
Interest rate swap agreements    37,902     (72,169)       -           -

Off-Balance Sheet Financial
  Instruments
Interest rate swap agreements      -           -         63,445     (66,407)


At each year end, we derived the changes in fair values by modeling estimated cash flows of certain of our assets and liabilities. The assumptions we used adjusted cash flows to reflect changes in prepayments and calls but did not consider loan originations, debt issuances, or new investment purchases.

As a result of our adoption of Statement of Financial Accounting Standards 133 in 2001, we record interest rate swap agreements at fair value in the balance sheet. This changed the classification from off-balance sheet financial instruments in 2000 to liabilities in 2001.

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

                    REPORT OF INDEPENDENT AUDITORS





The Board of Directors
American General Finance, Inc.


We have audited the accompanying consolidated balance sheets of American General Finance, Inc. (a wholly-owned subsidiary of American General Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholder's equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American General Finance, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3. to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments.


                                            Ernst & Young LLP


Indianapolis, Indiana
January 31, 2002

            American General Finance, Inc. and Subsidiaries
                      Consolidated Balance Sheets




                                                         December 31,
                                                     2001            2000
                                                    (dollars in thousands)
Assets

Net finance receivables (Notes 2. and 4.):
  Real estate loans                               $ 7,624,824    $ 7,280,234
  Non-real estate loans                             2,922,557      3,027,989
  Retail sales finance                              1,440,908      1,453,588

Net finance receivables                            11,988,289     11,761,811
Allowance for finance receivable
  losses (Note 5.)                                   (448,251)      (383,415)
Net finance receivables, less allowance
  for finance receivable losses                    11,540,038     11,378,396

Investment securities (Note 6.)                     1,142,186      1,107,533
Cash and cash equivalents                             179,002        163,895
Other assets (Note 7.)                                670,428        758,571

Total assets                                      $13,531,654    $13,408,395


Liabilities and Shareholder's Equity

Long-term debt (Notes 8. and 11.)                 $ 6,301,433    $ 5,670,670
Commercial paper (Notes 9. and 11.)                 4,853,520      5,088,513
Deposits                                                 -            73,971
Insurance claims and policyholder
  liabilities                                         495,588        519,447
Other liabilities                                     452,354        391,895
Accrued taxes                                          74,200         25,632

Total liabilities                                  12,177,095     11,770,128

Shareholder's equity:
  Common stock (Note 13.)                               1,000          1,000
  Additional paid-in capital                          880,594        877,576
  Accumulated other comprehensive
    (loss) income                                     (61,687)         2,631
  Retained earnings (Note 14.)                        534,652        757,060

Total shareholder's equity                          1,354,559      1,638,267

Total liabilities and shareholder's equity        $13,531,654    $13,408,395





See Notes to Consolidated Financial Statements.

            American General Finance, Inc. and Subsidiaries
                   Consolidated Statements of Income




                                             Years Ended December 31,
                                         2001          2000          1999
                                              (dollars in thousands)

Revenues
  Finance charges                     $1,712,485    $1,618,969    $1,455,485
  Insurance                              195,393       196,241       184,529
  Other                                   90,620        94,706        91,588

Total revenues                         1,998,498     1,909,916     1,731,602

Expenses
  Interest expense                       635,483       694,251       573,834
  Operating expenses                     550,787       542,412       524,843
  Provision for finance receivable
    losses                               289,302       206,275       206,632
  Insurance losses and loss
    adjustment expenses                   88,111        88,354        86,634
  Other charges (Note 15.)                78,297        50,000        57,000

Total expenses                         1,641,980     1,581,292     1,448,943

Income before provision for income
  taxes                                  356,518       328,624       282,659

Provision for Income Taxes
  (Note 16.)                             128,261       120,686       102,925

Net Income                            $  228,257    $  207,938    $  179,734





See Notes to Consolidated Financial Statements.

            American General Finance, Inc. and Subsidiaries
            Consolidated Statements of Shareholder's Equity




                                             Years Ended December 31,
                                         2001          2000          1999
                                              (dollars in thousands)

Common Stock
  Balance at beginning of year        $    1,000    $    1,000    $    1,000
  Balance at end of year                   1,000         1,000         1,000

Additional Paid-in Capital
  Balance at beginning of year           877,576       876,708       822,497
  Capital contributions from
    parent and other                       3,018           868        54,211
  Balance at end of year                 880,594       877,576       876,708

Accumulated Other Comprehensive
  (Loss) Income
    Balance at beginning of year           2,631        (6,696)       39,419
    Change in net unrealized
      gains (losses):
        Investment securities              3,543         9,327       (46,115)
        Interest rate swaps              (67,513)         -             -
        Minimum pension liability           (348)         -             -
    Balance at end of year               (61,687)        2,631        (6,696)

Retained Earnings
  Balance at beginning of year           757,060       656,223       640,489
  Net income                             228,257       207,938       179,734
  Common stock dividends                (438,303)     (107,101)     (164,000)
  Disposition of American General
    Bank, FSB                            (12,362)         -             -
  Balance at end of year                 534,652       757,060       656,223

Total Shareholder's Equity            $1,354,559    $1,638,267    $1,527,235





See Notes to Consolidated Financial Statements.

               American General Finance, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows



                                                      Years Ended December
31,
                                                    2001        2000        1999
                                                       (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                       $  228,257  $  207,938  $  179,734
Reconciling adjustments:
  Provision for finance receivable losses           289,302     206,275     206,632
  Depreciation and amortization                     149,262     149,405     132,552
  Deferral of finance receivable
    origination costs                               (58,488)    (54,254)    (53,291)
  Deferred income tax (benefit) charge              (27,827)     21,728      (8,020)
  Change in other assets and other liabilities       24,499     (74,750)    (57,210)
  Change in insurance claims and
    policyholder liabilities                        (23,859)     57,347      25,021
  Change in taxes receivable and payable             63,738      64,040       1,422
  Other charges                                      78,297      50,000      57,000
  Other, net                                         (3,042)     (7,714)      9,932
Net cash provided by operating activities           720,139     620,015     493,772

Cash Flows from Investing Activities
  Finance receivables originated or purchased    (6,516,578) (6,281,876) (6,653,665)
  Principal collections on finance receivables    5,954,613   5,313,806   5,102,250
  Acquisition of Standard Pacific Savings, F.A.        -           -         44,516
  Disposition of American General Bank, FSB         (39,998)       -           -
  Investment securities purchased                (1,024,964)   (644,246)   (328,442)
  Investment securities called, matured and sold    992,437     536,058     247,886
  Change in premiums on finance receivables
    purchased and deferred charges                  (36,628)    (22,528)    (54,609)
  Other, net                                        (16,495)    (19,884)    (37,420)
Net cash used for investing activities             (687,613) (1,118,670) (1,679,484)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt        1,892,820   1,240,329   1,107,517
  Repayment of long-term debt                    (1,265,867) (1,290,234)   (571,286)
  Change in deposits                                 28,924      41,853     (15,683)
  Change in short-term notes payable               (234,993)    630,993     773,872
  Capital contribution from parent                     -           -         54,000
  Dividends paid                                   (438,303)   (107,101)   (164,000)
Net cash (used for) provided by
  financing activities                              (17,419)    515,840   1,184,420

Increase (decrease) in cash and cash equivalents     15,107      17,185      (1,292)
Cash and cash equivalents at beginning of year      163,895     146,710     148,002
Cash and cash equivalents at end of year         $  179,002  $  163,895  $  146,710

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                              $   95,975  $   34,385  $  111,127
  Interest paid                                  $  649,737  $  685,059  $  552,702



<F1>
See Notes to Consolidated Financial Statements.

           American General Finance, Inc. and Subsidiaries
           Consolidated Statements of Comprehensive Income




                                            Years Ended December 31,
                                        2001          2000          1999
                                             (dollars in thousands)


Net Income                            $228,257      $207,938      $179,734

Other comprehensive (loss) gain:

  Net unrealized (losses) gains:
    Investment securities                2,396        17,204       (72,512)
    Interest rate swaps:
      Transition adjustment            (42,103)         -             -
      Current period                  (121,636)         -             -
    Minimum pension liability             (535)         -             -

  Income tax effect:
    Investment securities                 (796)       (6,051)       25,380
    Interest rate swaps:
      Transition adjustment             14,736          -             -
      Current period                    42,573          -             -
    Minimum pension liability              187          -             -

  Net unrealized (losses) gains,
    net of tax                        (105,178)       11,153       (47,132)

  Reclassification adjustments
    for realized losses (gains)
    included in net income:
      Investment securities              2,989        (2,809)        1,564
      Interest rate swaps               59,872          -             -

  Income tax effect:
    Investment securities               (1,046)          983          (547)
    Interest rate swaps                (20,955)         -             -

  Realized losses (gains)
    included in net income,
    net of tax                          40,860        (1,826)        1,017

Other comprehensive (loss) gain,
  net of tax                           (64,318)        9,327       (46,115)


Comprehensive income                  $163,939      $217,265      $133,619





See Notes to Consolidated Financial Statements

            American General Finance, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements
                           December 31, 2001



Note 1.  Nature of Operations

American General Finance, Inc. will be referred to as "AGFI" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". AGFI is a wholly owned subsidiary of American General Corporation (American General). American General is a wholly owned subsidiary of American International Group, Inc.
(AIG). AGFI is a financial services holding company whose principal subsidiary is American General Finance Corporation (AGFC). AGFC is also a financial services holding company with subsidiaries engaged primarily in the consumer finance and credit insurance businesses. At December 31, 2001, the Company had 1,398 offices in 44 states, Puerto Rico and the U.S. Virgin Islands and approximately 7,600 employees.

On August 29, 2001, AIG acquired American General. As a result of this transaction, the Company is a wholly owned indirect subsidiary of AIG. AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad.

In our consumer finance operations, we:

     *  make home equity loans;
     *  originate secured and unsecured consumer loans;
     *  extend lines of credit;
     * purchase retail sales contracts and provide revolving retail services arising from the retail sale of consumer goods and services by approximately 17,000 retail merchants; and
     * purchase private label receivables originated by a non-subsidiary affiliate arising from the sales by approximately 70 retail merchants under a participation agreement.

To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables. We also offer credit and non-credit insurance to our consumer finance customers.

In our insurance operations, we principally write and assume credit life, credit accident and health, credit-related property and casualty, and non-credit insurance covering our consumer finance customers and property pledged as collateral. See Note 19. for further information on the Company's business segments.

We fund our operations principally through net cash flows from operating activities, issuances of long-term debt, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, and capital contributions from American General.

In May 1999, AGFI acquired Standard Pacific Savings, F.A. from Standard Pacific Corporation and renamed the institution American General Bank, FSB (AG Bank). AG Bank operated as a traditional thrift, whose products included deposit and savings accounts, residential mortgage and home equity loans, and private label services. Concurrent with AIG's acquisition of American General in August 2001, AG Bank was merged into AIG Federal Savings Bank, a non-subsidiary affiliate of AGFI, with AIG Federal Savings Bank being the surviving entity.

At December 31, 2001, the Company had $12.0 billion of net finance receivables due from approximately 2.0 million customer accounts and $6.4 billion of credit and non-credit life insurance in force covering approximately 1.1 million customer accounts.



Note 2.  Summary of Significant Accounting Policies

                       BASIS OF PRESENTATION

We prepared our consolidated financial statements using accounting principles generally accepted in the United States (GAAP). They include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all intercompany items. We made estimates and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. To conform to the 2001 presentation, we reclassified certain items in prior periods.


                         FINANCE OPERATIONS

Finance Receivables

We carry finance receivables at amortized cost which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. They are net of unamortized finance charges on precomputed receivables and unamortized points and fees. We determine delinquency on finance receivables contractually.

Although a significant portion of insurance claims and policyholder liabilities originate from the finance receivables, our policy is to report them as liabilities and not net them against finance receivables. Finance receivables relate to the financing activities of our consumer finance business segment, and insurance claims and policyholder liabilities relate to the underwriting activities of our insurance business segment.

Revenue Recognition

We recognize finance charges as revenue on the accrual basis using the interest method. We amortize premiums and discounts on purchased finance receivables as a revenue adjustment. We defer the costs to originate certain finance receivables and the revenue from nonrefundable points and fees on loans and amortize them to revenue on the accrual basis using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience. If a finance receivable liquidates before amortization is completed, we charge or credit any unamortized premiums, discounts, origination costs, or points and fees to revenue at the date of liquidation. We recognize late charges, prepayment penalties, and extension fees as revenue when received.

We stop accruing revenue when the fourth contractual payment becomes past due for loans and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail and private label. Beginning in third quarter 2001, in conformity with AIG policy, we reverse amounts previously accrued upon suspension. (Prior to AIG's acquisition of American General, we did not reverse amounts previously accrued upon suspension.) After suspension, we recognize revenue for loans and retail sales contracts only to the extent of any additional payments we receive.


Allowance for Finance Receivable Losses

We establish the allowance for finance receivable losses primarily through the provision for finance receivable losses charged to expense. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly. Within our three main finance receivable types are sub-portfolios, each consisting of a large number of relatively small, homogenous accounts. We evaluate these sub-portfolios for impairment as groups. None of our accounts are large enough to warrant individual evaluation for impairment. Our Credit Strategy and Policy Committee considers numerous factors in estimating losses inherent in our finance receivable portfolio, including the following:

     *  current economic conditions;
     *  prior finance receivable loss and delinquency experience; and
     *  the composition of our finance receivable portfolio.

Our policy is to charge off each month to the allowance for finance receivable losses non-real estate loans on which little or no collections were made in the prior six months and retail sales finance that are six installments past due. We start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and we have obtained title to the property, we establish the real estate as an asset valued at fair value, and charge off any loan amount in excess of that value to the allowance for finance receivable losses. We occasionally extend the charge-off period for individual accounts when, in our opinion, such treatment is warranted. We increase the allowance for finance receivable losses for recoveries on accounts previously charged off.

                         INSURANCE OPERATIONS

Revenue Recognition

We recognize credit insurance premiums on closed-end real estate loans and revolving finance receivables as revenue when billed monthly. We defer credit insurance premiums collected in advance in unearned premium reserves which are included in insurance claims and policyholder liabilities. We recognize unearned premiums on credit life insurance as revenue using the sum-of-the-digits or actuarial methods, except in the case of level-term contracts, which we recognize as revenue using the straight-line method over the terms of the policies. We recognize unearned premiums on credit accident and health insurance as revenue using an average of the sum-of-the-digits and the straight-line methods. We recognize unearned premiums on credit-related property and casualty insurance as revenue using the straight-line method over the terms of the policies or appropriate shorter periods. We recognize non-credit life insurance premiums as revenue when collected but not before their due dates.


Policy Reserves

Policy reserves for credit life, credit accident and health, and credit-related property and casualty insurance equal related unearned premiums. We base claim reserves on Company experience. We estimate reserves for losses and loss adjustment expenses for credit-related property and casualty insurance based upon claims reported plus estimates of incurred but not reported claims. We accrue liabilities for future life insurance policy benefits associated with non-credit life contracts when we recognize premium revenue and base the amounts on assumptions as to investment yields, mortality, and surrenders. We base annuity reserves on assumptions as to investment yields and mortality. We base non-credit life, individual annuity, group annuity, credit life, credit accident and health, and credit-related property and casualty insurance reserves assumed under coinsurance agreements where we assume the risk of loss on various tabular and unearned premium methods.


Acquisition Costs

We defer insurance policy acquisition costs, principally commissions, reinsurance fees, and premium taxes, and charge them to expense over the terms of the related policies or reinsurance agreements.


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


Revenue Recognition

We recognize interest on interest bearing fixed maturity investment securities as revenue on the accrual basis. We amortize any premiums or discounts as a revenue adjustment using the interest method. We stop accruing interest revenue when the collection of interest becomes uncertain. We record dividends as revenue on ex-dividend dates. We recognize income on mortgage-backed securities as revenue using a constant effective yield based on estimated prepayment of the underlying mortgages. If actual prepayments differ from estimated prepayments, we calculate a new effective yield and adjust the net investment in the security accordingly. We record the adjustment in other revenues.


Realized Gains and Losses on Investments

We specifically identify realized gains and losses on investments and include them in other revenues.


                                OTHER

Cash Equivalents

We consider all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.


Goodwill

Prior to our adoption of Statement of Financial Accounting Standards
(SFAS) 142, "Goodwill and Other Intangible Assets" on January 1,
2002, we charged goodwill to expense in equal amounts over 20 to 40 years. We regularly reviewed goodwill for indicators of impairment in value which we believed were not temporary, including unexpected or adverse changes in the following:

     *  the economic or competitive environments in which we operate;
     *  profitability analyses; and
     *  cash flow analyses.

If facts and circumstances suggested that goodwill was impaired, we assessed the fair value of the underlying business and reduced goodwill to an amount that resulted in the book value of the Company approximating fair value. See Note 3. for information on the adoption of SFAS 142.


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


Derivative Financial Instruments

We accrue the differences between amounts payable and receivable on interest rate swap agreements as adjustments to interest expense over the lives of the agreements. We include the related amounts payable to and receivable from counterparties in other liabilities and other assets.

Prior to January 1, 2001, we deferred any gain or loss resulting from the early termination of an interest rate swap agreement and amortized it into income over the remaining term of the related debt. If the underlying debt was extinguished, we recognized any related gain or loss on the interest rate swap agreement in income.

Effective with our adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001, we recognize the fair values of interest rate swap agreements in the consolidated balance sheet. Our interest rate swap agreements are designated and qualify as cash flow hedges. We report the effective portion of the gain or loss on the instruments as a component of comprehensive income. We report any ineffectiveness in other revenues.


Fair Value of Financial Instruments

We estimate the fair values disclosed in Note 21. using discounted cash flows when quoted market prices or values obtained from independent pricing services are not available. The assumptions used, including the discount rate and estimates of future cash flows, significantly affect the valuation techniques employed. In certain cases, we cannot verify the estimated fair values by comparison to independent markets or realize the estimated fair values in immediate settlement of the instruments.

Note 3.  Accounting Changes

In 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value in the balance sheet. Changes in the fair value of a derivative instrument are reported in net income or comprehensive income, depending upon the intended use of the derivative instrument. Upon adoption of SFAS 133, we recorded cumulative adjustments of $42.1 million to recognize the fair value of interest rate swap agreements related to debt in the balance sheet, which reduced accumulated other comprehensive income in shareholder's equity by $27.4 million. During 2001, we reclassified into earnings $13.6 million of net realized losses which related to the cumulative adjustment. At December 31, 2001, we expect to reclassify $98.5 million of net realized losses on interest rate swap agreements from accumulated other comprehensive income to income during the next twelve months.

In 2001, we conformed to Emerging Issues Task Force (EITF) Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." As a result of applying the impairment provisions of EITF 99-20, we recorded a $1.0 million ($.6 million aftertax) write-down of the carrying value of certain collateralized debt obligations in other revenues.

On January 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually, or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Amortization of goodwill and intangible assets acquired prior to July 1, 2001 continued through December 31, 2001. Initial impairment losses, if any, will be reported as the cumulative effect of an accounting change. We have not yet determined if the required impairment testing related to the Company's goodwill and other intangible assets will require a write-down of any such assets.

Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

                                            December 31, 2001
                               Real        Non-real      Retail
                              Estate        Estate        Sales
                               Loans         Loans       Finance     Total
                                         (dollars in thousands)

Gross receivables            $7,613,988  $3,274,716  $1,634,686  $12,523,390
Unearned finance charges
  and points and fees          (152,301)   (444,604)   (210,658)    (807,563)
Accrued finance charges          69,296      42,760      15,910      127,966
Deferred origination costs       10,787      37,645        -          48,432
Premiums, net of discounts       83,054      12,040         970       96,064

Total                        $7,624,824  $2,922,557  $1,440,908  $11,988,289


                                            December 31, 2000
                               Real        Non-real      Retail
                              Estate        Estate        Sales
                               Loans         Loans       Finance     Total
                                         (dollars in thousands)

Gross receivables            $7,297,571  $3,366,084  $1,667,235  $12,330,890
Unearned finance charges
  and points and fees          (166,983)   (440,567)   (237,141)    (844,691)
Accrued finance charges          66,936      47,652      22,715      137,303
Deferred origination costs        9,035      37,817        -          46,852
Premiums, net of discounts       73,675      17,003         779       91,457

Total                        $7,280,234  $3,027,989  $1,453,588  $11,761,811


Real estate loans are secured by first or second mortgages on residential real estate and generally have maximum original terms of 360 months. Non-real estate loans are secured by consumer goods, automobiles or other personal property, or are unsecured and generally have maximum original terms of 60 months. Retail sales contracts are secured principally by consumer goods and automobiles and generally have maximum original terms of 60 months. Revolving retail and private label are effectively secured by the goods purchased and generally require minimum monthly payments based on outstanding balances. At December 31, 2001 and 2000, 97% of our net finance receivables were secured by the real and/or personal property of the borrower. At December 31, 2001, real estate loans accounted for 64% of the amount and 9% of the number of net finance receivables outstanding, compared to 62% of the amount and 9% of the number of net finance receivables outstanding at December 31, 2000.

Contractual maturities of net finance receivables by type at December 31, 2001 were as follows:

              Real         Non-Real         Retail
             Estate         Estate           Sales
              Loans          Loans          Finance          Total
                             (dollars in thousands)

2002      $   207,552     $   722,220     $   381,785     $ 1,311,557
2003          294,060         969,767         319,745       1,583,572
2004          309,392         710,713         156,120       1,176,225
2005          318,022         335,716          75,753         729,491
2006          313,364         113,728          38,051         465,143
2007+       6,182,434          70,413         469,454       6,722,301

Total     $ 7,624,824     $ 2,922,557     $ 1,440,908     $11,988,289


Company experience has shown that customers will renew, convert or pay in full a substantial portion of finance receivables prior to maturity. Contractual maturities are not a forecast of future cash collections.

Principal cash collections and such collections as a percentage of average net receivables by type were as follows:

                                        Years Ended December 31,
                                      2001        2000        1999
                                         (dollars in thousands)
Real estate loans:
  Principal cash collections       $2,462,318  $1,854,554  $1,886,041
  % of average net receivables         33.47%      25.72%      30.29%

Non-real estate loans:
  Principal cash collections       $1,655,484  $1,610,183  $1,519,531
  % of average net receivables         56.03%      57.47%      60.55%

Retail sales finance:
  Principal cash collections       $1,836,811  $1,849,069  $1,696,678
  % of average net receivables        129.82%     132.47%     133.41%


Unused credit limits extended by a non-subsidiary affiliate (whose private label finance receivables are fully participated to the Company) and the Company to their customers were as follows:

                                             December 31,
                                        2001              2000
                                        (dollars in thousands)

Unused credit limits                 $3,617,060        $3,718,568


Company experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of the affiliate and the Company.

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

                   December 31, 2001          December 31, 2000
                 Amount        Percent      Amount        Percent
                              (dollars in thousands)

California      $ 1,374,599         12%    $ 1,582,130         13%
N. Carolina         850,995          7         831,977          7
Florida             772,830          7         740,186          6
Ohio                741,702          6         678,238          6
Illinois            731,238          6         698,181          6
Indiana             586,625          5         597,898          5
Georgia             510,140          4         477,110          4
Virginia            500,137          4         486,607          4
Other             5,920,023         49       5,669,484         49

Total           $11,988,289        100%    $11,761,811        100%


Finance receivables on which we stopped accruing revenue totaled $341.1 million at December 31, 2001 and $333.5 million at December 31, 2000. Our accounting policy for revenue recognition on revolving retail and private label finance receivables provides for the accrual of revenue up to the date of charge-off at six months past due. We accrued revenue on revolving retail and private label finance receivables greater than 90 days contractually delinquent of $.6 million at December 31, 2001 and $.3 million at December 31, 2000.



Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

                                         Years Ended December 31,
                                      2001         2000         1999
                                          (dollars in thousands)

Balance at beginning of year        $383,415     $395,626     $382,450
Provision for finance receivable
  losses                             289,302      206,275      206,632
Allowance related to net
  acquired (sold) receivables         14,836      (12,211)      13,176
Charge-offs, net of recoveries      (264,302)    (206,275)    (206,632)
Other charges - additional
  provision                           25,000         -            -

Balance at end of year              $448,251     $383,415     $395,626


See Note 2. for information on the determination of the allowance for finance receivable losses and Note 15. for discussion of other charges.

Note 6.  Investment Securities

Fair value and amortized cost of investment securities by type at December 31 were as follows:

                                     Fair Value            Amortized Cost
                                 2001          2000      2001          2000
                                           (dollars in thousands)
Fixed maturity investment
  securities:
  Bonds:
    Corporate securities       $  532,295  $  601,588  $  528,551  $  609,552
    Mortgage-backed securities    209,128     182,185     207,119     178,706
    State and political
      subdivisions                315,640     279,922     314,263     272,144
    Other                          47,146       4,240      45,436       4,110
  Redeemable preferred stocks       9,063      11,426       8,329      10,764
Total                           1,113,272   1,079,361   1,103,698   1,075,276
Non-redeemable preferred
  stocks                            4,225       3,635       4,251       3,596
Other long-term investments        24,133      23,680      24,152      23,680
Common stocks                         556         857         606         887

Total                          $1,142,186  $1,107,533  $1,132,707  $1,103,439


Gross unrealized gains and losses on investment securities by type at December 31 were as follows:
                                       Gross                    Gross
                                  Unrealized Gains        Unrealized Losses
                                 2001          2000      2001          2000
                                           (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities       $19,660        $15,802  $15,916        $23,766
    Mortgage-backed securities   3,543          3,747    1,534            268
    State and political
      subdivisions               5,409          8,279    4,032            501
    Other                        1,710            130     -              -
  Redeemable preferred stocks      738            799        4            137
Total                           31,060         28,757   21,486         24,672
Non-redeemable preferred
  stocks                          -                39       26           -
Other long-term investments       -              -          19           -
Common stocks                     -                 7       50             37

Total                          $31,060        $28,803  $21,581        $24,709

The fair values of investment securities sold or redeemed and the resulting gross realized gains and losses were as follows:

                                        Years Ended December 31,
                                    2001          2000          1999
                                         (dollars in thousands)

Fair value                         $992,437     $536,058     $247,886

Gross realized gains                 16,441       14,166        3,003
Gross realized losses                19,430       11,357        4,567


Contractual maturities of fixed-maturity investment securities at December 31, 2001 were as follows:
                                            Fair         Amortized
                                            Value           Cost
                                           (dollars in thousands)
Fixed maturities, excluding
  mortgage-backed securities:
    Due in 1 year or less                $   45,264     $   44,052
    Due after 1 year through 5 years        183,178        178,213
    Due after 5 years through 10 years      345,321        343,421
    Due after 10 years                      330,381        330,893
Mortgage-backed securities                  209,128        207,119

Total                                    $1,113,272     $1,103,698


Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. The
Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Other long-term investments consist of six limited partnerships. These limited partnerships provide diversification and have high yielding, long-term financial objectives. These limited partnerships invest primarily in private equity investments within a variety of industries, high yielding securities, and mezzanine investments. At December 31, 2001, our total commitments for these six limited partnerships were $57.5 million, consisting of $30.0 million funded and $27.5 million unfunded.

Bonds on deposit with insurance regulatory authorities had carrying values of $7.9 million at December 31, 2001 and $7.3 million at December 31, 2000.

Note 7.  Other Assets

Components of other assets were as follows:

                                               December 31,
                                           2001            2000
                                          (dollars in thousands)

Goodwill                                 $161,885        $190,817
Fixed assets                              102,704         109,729
Income tax assets                          94,326          44,045
Other insurance investments                78,813          90,495
Customer base valuations                   64,712          85,519
Real estate owned                          49,985          45,864
Prepaid expenses and deferred
  charges                                  35,755          39,214
Other                                      82,248         152,888

Total                                    $670,428        $758,571


Goodwill is net of accumulated amortization of $120.3 million at December 31, 2001 and $112.5 million at December 31, 2000. In addition to goodwill amortization in 2001, we reduced goodwill by $21.1 million resulting from post-business combination plans in connection with AIG's acquisition of American General.



Note 8.  Long-term Debt

Carrying value and fair value of long-term debt at December 31 were as follows:

                        Carrying Value              Fair Value
                      2001          2000        2001          2000
                                 (dollars in thousands)

Senior debt        $6,301,433    $5,670,670  $6,469,832    $5,735,653


Weighted average interest rates on long-term debt were as follows:

                   Years Ended December 31,        December 31,
                    2001     2000     1999         2001    2000

Senior debt         6.66%    6.64%    6.61%       6.41%    6.72%

Contractual maturities of long-term debt at December 31, 2001 were as follows:

                        Carrying Value
                    (dollars in thousands)

2002                      $1,389,586
2003                       1,573,440
2004                       1,006,261
2005                         722,276
2006                       1,272,959
2007-2009                    336,911

Total                     $6,301,433


A debt agreement contains restrictions on consolidated retained earnings for certain purposes (see Note 14.).



Note 9.  Short-term Notes Payable

AGFI and AGFC issue commercial paper with terms ranging from 1 to 270 days. Included in commercial paper are extendible commercial notes that AGFC sells with initial maturities of up to 90 days which may be extended by AGFC to 390 days.

Information concerning short-term notes payable for commercial paper and to banks under credit facilities was as follows:

                                            At or for the
                                       Years Ended December 31,
                                    2001         2000         1999
                                        (dollars in thousands)

Average borrowings               $4,603,669   $4,765,422   $3,748,637
Weighted average interest
  rate, at year end:
    Money market yield                1.95%        6.58%        5.95%
    Semi-annual bond
      equivalent yield                1.96%        6.67%        6.02%

Note 10.  Liquidity Facilities

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFI and AGFC are eligible borrowers under committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). At December
31, 2001, the annual commitment fees for the shared committed facilities ranged from .04% to .06%. We pay only an allocated portion of the commitment fees for the shared committed facilities. AGFI and certain subsidiaries also have uncommitted credit facilities. In addition, AGFI and AGFC are eligible borrowers under uncommitted credit facilities extended to American General and certain of its subsidiaries (the "shared uncommitted facilities"). Available borrowings under all facilities are reduced by any outstanding borrowings.

Information concerning the credit facilities was as follows:

                                                   December 31,
                                               2001            2000
                                              (dollars in thousands)
Committed credit facilities:
  Shared committed facilities                $5,225,000    $6,200,000
  Borrowings                                       -             -

  Remaining availability                     $5,225,000    $6,200,000

Uncommitted credit facilities:
  Company uncommitted facilities             $  121,000    $  171,000
  Shared uncommitted facilities                 100,000          -
  Borrowings                                       -             -

  Remaining availability                     $  221,000    $  171,000


In addition, our mortgage warehouse lending subsidiary arranges interim financing for third-party mortgage originators through a purchase facility. At December 31, 2001, this facility totaled $250.0 million with remaining availability of $40.0 million.



Note 11.  Derivative Financial Instruments

Our principal borrowing subsidiary is AGFC. AGFC uses derivative financial instruments in managing the cost of its debt and is neither a dealer nor a trader in derivative financial instruments. AGFC has generally limited its use of derivative financial instruments to interest rate swap agreements. These interest rate swap agreements are designated and qualify as cash flow hedges.

AGFC uses interest rate swap agreements to reduce its exposure to market interest rate increases by synthetically converting certain short-term or floating-rate debt to a long-term fixed-rate. The synthetic long-term fixed rates achieved through interest rate swap agreements are slightly lower than could have been achieved by issuing comparable long-term fixed-rate debt. As an alternative to fixed-rate term debt, AGFC's interest rate swap agreements did not have a material effect on the Company's other revenues, interest expense, or net income in any of the three years ended December 31, 2001.

AGFC contracted to pay interest at fixed rates and receive interest at floating rates on the interest rate swap agreements. Notional amounts and weighted average receive and pay rates were as follows:

                                            December 31,
                                 2001           2000           1999
                                      (dollars in thousands)

Notional amount                $2,500,000    $2,450,000    $1,295,000

Weighted average receive rate       2.06%         6.72%         5.40%
Weighted average pay rate           6.58%         6.71%         6.70%


Notional amount maturities and the respective weighted average interest rates at December 31, 2001 were as follows:

                Notional       Weighted Average
                 Amount         Interest Rate
              (dollars in
               thousands)

2002           $  610,000           6.85%
2003              445,000           7.86
2004              920,000           6.05
2005              225,000           6.24
2006              100,000           7.03
2008              200,000           5.50

Total          $2,500,000           6.58%


Changes in the notional amounts of interest rate swap agreements were as follows:

                                      Years Ended December 31,
                                  2001          2000          1999
                                       (dollars in thousands)

Balance at beginning of year   $2,450,000    $1,295,000    $  935,000
New contracts                     320,000     1,380,000       410,000
Expired contracts                (270,000)     (225,000)      (50,000)

Balance at end of year         $2,500,000    $2,450,000    $1,295,000

AGFC is exposed to credit risk in the event of non-performance by counterparties to derivative financial instruments. AGFC limits this exposure by entering into agreements with counterparties having high credit ratings and by basing the amounts and terms of these agreements on their credit ratings. AGFC regularly monitors counterparty credit ratings throughout the term of the agreements.

AGFC's credit exposure on derivative financial instruments is limited to the fair value of the agreements that are favorable to the Company. At December 31, 2001, the interest rate swap agreements were recorded at fair value of $103.9 million in other liabilities. AGFC does not expect any counterparty to fail to meet its obligation; however, non-performance would not have a material impact on the Company's consolidated results of operations and financial position.

AGFC's exposure to market risk is mitigated by the offsetting effects of changes in the value of the agreements and of the related debt being hedged.



Note 12.  Insurance

Our insurance subsidiaries enter into reinsurance agreements among themselves and with other insurers, including affiliated insurance companies. Insurance claims and policyholder liabilities included the following amounts with affiliated insurance companies:

                                                 December 31,
                                              2001          2000
                                            (dollars in thousands)
Individual annuity, group annuity,
  credit life, and credit accident
  and health reserves                       $73,446        $80,871


Policy and claim reserves assumed by our insurance subsidiaries from other insurers were as follows:

                                                December 31,
                                         2001       2000       1999
                                           (dollars in thousands)

Assumed policy and claim reserves      $114,005   $151,169   $142,917


Our insurance subsidiaries' business reinsured to others was not significant during the last three years.

Reconciliations of statutory net income to GAAP net income were as follows:

                                           Years Ended December 31,
                                          2001       2000      1999
                                            (dollars in thousands)

Statutory net income                    $87,632    $58,027    $48,754

Change in deferred policy
  acquisition costs                      (7,561)    12,650      7,405
Reserve changes                            (669)    19,298      5,848
Deferred income tax benefit (charge)      1,512     (6,599)    (1,870)
Amortization of interest
  maintenance reserve                    (2,322)      (710)      (711)
Goodwill amortization                      (458)      (458)      (458)
Other, net                               (5,500)    (2,263)     7,744

GAAP net income                         $72,634    $79,945    $66,712


Reconciliations of statutory equity to GAAP equity were as follows:

                                                 December 31,
                                             2001            2000
                                            (dollars in thousands)

Statutory equity                           $664,461        $626,572

Deferred policy acquisition costs            76,043          83,712
Reserve changes                              83,001          73,943
Net unrealized gains                          9,479           4,044
Goodwill                                     13,794          14,252
Decrease in carrying value
  of affiliates                             (20,708)        (14,992)
Asset valuation reserve                      15,685          13,650
Deferred income taxes                       (28,670)        (22,519)
Interest maintenance reserve                  6,766             349
Other, net                                    7,186          14,843

GAAP equity                                $827,037        $793,854

Note 13.  Capital Stock

AGFI has two classes of authorized capital stock: special shares and common shares. AGFI may issue special shares in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance. Par value, shares authorized, and shares issued and outstanding at December 31, 2001 and 2000 were as follows:

                                                      Shares
                                              Issued and Outstanding
                       Par       Shares            December 31,
                      Value    Authorized      2001            2000

Special Shares          -      25,000,000         -              -
Common Shares         $0.50    25,000,000    2,000,000      2,000,000



Note 14.  Retained Earnings

AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries. State laws restrict the amounts our insurance subsidiaries may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. At December 31, 2001, the maximum amount of dividends which our insurance subsidiaries may pay in 2002 without prior approval was $90.6 million. At December 31, 2001, our insurance subsidiaries had statutory capital and surplus of $664.5 million. Merit Life Insurance Co. (Merit), a wholly owned subsidiary of AGFC, had $52.7 million of accumulated earnings at December 31, 2001 for which no federal income tax provisions have been required. Merit would be liable for federal income taxes on such earnings if they were distributed as dividends or exceeded limits prescribed by tax laws. No distributions are presently contemplated from these earnings. If such earnings were to become taxable at December 31, 2001, the federal income tax would approximate $18.4 million.

An AGFC financing agreement limits the amount of dividends AGFC may pay. Under the restrictive provision contained in this agreement, $444.5 million of the retained earnings of AGFC was free from such restriction at December 31, 2001.



Note 15.  Other Charges

                           AIG ACQUISITION

In September 2001, we recorded one-time charges totaling $78.3 million ($50.9 million aftertax), resulting from AIG's and the Company's joint assessment of the current business environment and post-business combination plans. These charges recognize that certain assets will have no future economic benefit or ability to generate future revenues. These costs include asset impairment charges related to goodwill and customer base intangibles that resulted from previous business acquisitions. Also included are certain adjustments associated with conforming the Company's balances to AIG's accounting policies and methodologies, as well as an increase in the allowance for finance receivable losses to reflect AIG's assumptions about the current business environment.


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


                 SATELLITE DISH OPERATIONS BANKRUPTCY

In August 1999, a subsidiary of the Company, A.G. Financial Service Center, Inc. (Financial Service Center), formerly named American General Financial Center filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana. The decision to reorganize was necessitated by the judgment rendered against Financial Service Center by a Mississippi state court in May 1999. The filing for reorganization under Chapter 11 was limited to Financial Service Center and was intended to provide a fair and orderly process for managing the claims against Financial Service Center. As a result, we recorded a charge of $57.0 million ($36.2 million aftertax) for the settlement of satellite dish and other related litigation. Prior to the bankruptcy filing, Financial Service Center had assets of approximately $7 million. See Legal Proceedings in Item 3. for further information on the satellite dish litigation.



Note 16.  Income Taxes

For the years 1999 and 2000, and the period January 1, 2001 to August 29, 2001, AGFI and all of its subsidiaries are included in a federal income tax return with American General and the majority of its subsidiaries. Federal taxes were provided as if AGFI were filing a separate tax return, with payments being made to American General under a tax sharing agreement.

For the period August 30, 2001 to December 31, 2001, the life insurance subsidiaries of AGFC file separate federal income tax returns. AGFI and all other AGFI subsidiaries file a consolidated federal income tax return with AIG. Federal taxes were provided as if AGFI and the other AGFI subsidiaries were filing a separate tax return, with payments being made to AIG under a tax sharing agreement.

Components of provision for income taxes were as follows:

                                        Years Ended December 31,
                                     2001         2000         1999
                                         (dollars in thousands)
Federal:
  Current                          $152,218     $ 94,085     $106,189
  Deferred                          (30,051)      17,021       (8,917)
Total federal                       122,167      111,106       97,272
State                                 6,094        9,580        5,653

Total                              $128,261     $120,686     $102,925


Reconciliations of the statutory federal income tax rate to the effective tax rate were as follows:

                                         Years Ended December 31,
                                      2001         2000         1999

Statutory federal income tax rate    35.00%       35.00%       35.00%

State income taxes                    1.11         1.89         1.30
Amortization of goodwill               .60          .71          .90
Nontaxable investment income          (.98)       (1.01)        (.99)
Other, net                             .25          .13          .20

Effective income tax rate            35.98%       36.72%       36.41%


Components of deferred tax assets and liabilities were as follows:

                                                December 31,
                                            2001            2000
                                           (dollars in thousands)
Deferred tax assets:
  Allowance for finance receivable
    losses                                $103,426        $ 86,309
  Interest rate swap agreements             36,354            -
  Deferred insurance commissions             8,254           9,973
  Goodwill                                   8,057            -
  Other                                     12,646          37,698

Total                                      168,737         133,980

Deferred tax liabilities:
  Loan origination costs                    16,309          15,777
  Insurance reserves                         8,582           5,312
  Fixed assets                               6,055           3,367
  Other                                     43,465          74,650

Total                                       74,411          99,106

Net deferred tax assets                   $ 94,326        $ 34,874

State net operating loss (NOL) carryforwards were $593.8 million at December 31, 2001 and $603.8 million at December 31, 2000 and expire in 2002. These carryforwards resulted from a 1995 state audit of a return and the state's acceptance of an amended return. The valuation allowance relating to the state NOL carryforwards totaled $43.5 million at December 31, 2001 and 2000.



Note 17.  Lease Commitments, Rent Expense and Contingent Liabilities

Annual rental commitments for leased office space, automobiles and data processing and related equipment accounted for as operating leases, excluding leases on a month-to-month basis, were as follows:

                            Lease Commitments
                         (dollars in thousands)

2002                            $ 48,533
2003                              40,699
2004                              29,002
2005                              18,587
2006                               7,072
subsequent to 2006                21,204

Total                           $165,097


Taxes, insurance and maintenance expenses are obligations of the Company under certain leases. In the normal course of business, leases that expire will be renewed or replaced by leases on other properties. Future minimum annual rental commitments will probably not be less than the amount of rental expense incurred in 2001. Rental expense totaled $49.4 million in 2001, $47.9 million in 2000, and $45.6 million in 1999.

AGFI and certain of its subsidiaries are parties to various lawsuits and proceedings, including certain class action claims, arising in the ordinary course of business. In addition, many of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations or financial position. However, the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given suit.

Note 18.  Benefit Plans

                       RETIREMENT INCOME PLANS

We participated in the American General Retirement Plans (AGRP), which were non-contributory defined benefit pension plans covering most employees. Pension benefits were based on the participant's compensation and length of credited service. American General's funding policy was to contribute annually no more than the maximum amount deductible for federal income tax purposes.

At December 31, 2001, the plans' assets were invested as follows: (1) 63% in equity mutual funds managed outside American General; (2) 30% in fixed income mutual funds managed by an American General subsidiary; and (3) 7% in AIG common stock. The pension plans had purchased annuity contracts from American General subsidiaries to provide approximately $7.8 million of future annual benefits to certain retirees.

AGFI accounted for its participation in the AGRP as if it had its own plans. AGFI's portion of the plans' funded status was as follows:

                                               December 31,
                                        2001       2000       1999
                                          (dollars in thousands)

Projected benefit obligation          $123,648   $ 99,622   $ 85,757
Plan assets at fair value               95,030    112,194    109,371
Plan assets (less than) in excess
  of projected benefit obligation      (28,618)    12,572     23,614
Other unrecognized items, net           27,660    (10,615)   (20,208)

(Accrued) prepaid pension expense     $   (958)  $  1,957   $  3,406


Components of pension expense were as follows:

                                         Years Ended December 31,
                                        2001       2000       1999
                                          (dollars in thousands)

Service cost                          $  3,849    $ 3,914    $ 3,927
Interest cost                            8,245      7,488      6,412
Expected return on plan assets         (10,283)   (10,061)    (8,713)
Net amortization and deferral              260        199        119

Pension expense                       $  2,071    $ 1,540    $ 1,745

Additional assumptions concerning the determination of pension expense were as follows:

                                           Years Ended December 31,
                                          2001       2000       1999

Weighted average discount rate            7.25%      8.00%      7.75%
Expected long-term rate of
  return on plan assets                  10.35      10.35      10.35
Rate of increase in
  compensation levels                     4.25       4.50       4.25


Effective January 1, 2002, the American General retirement plans were merged into the AIG plans.


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

AGFI accounts for its participation in the plans as if it had its own plans. The accrued liability for postretirement benefits was $6.2 million at December 31, 2001 and $6.5 million at December 31, 2000. These liabilities were discounted at the same rates used for the pension plans. Postretirement benefit expense totaled $.8 million in 2001, $.8 million in 2000, and $.7 million in 1999.

As of January 31, 2002, the American General postretirement benefit plans had not been merged into the AIG plans.



Note 19.  Segment Information

We have two business segments: consumer finance and insurance. Our segments are defined by the type of financial service product offered. The consumer finance segment makes home equity loans, originates secured and unsecured consumer loans, extends lines of credit, and purchases retail sales contracts from, and provides revolving retail services for, retail merchants. We also purchase private label receivables originated by an affiliate of ours, under a participation agreement. To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables. We also offer credit and non-credit insurance to our consumer finance customers. The insurance segment writes and assumes credit and non-credit insurance through products that are offered principally by the consumer finance segment.

We evaluate the performance of the segments based on pretax operating earnings. The accounting policies of the segments are the same as those disclosed in Note 2., except for the following:

     * segment finance charge revenues are not reduced for the amortization of the deferred origination costs;
     * segment operating expenses are not reduced for the deferral of origination costs and exclude the amortization of goodwill;
     * segment finance receivables exclude deferred origination costs; and
     * segment investment revenues exclude realized gains and losses and certain investment expenses.

Intersegment sales and transfers are intended to approximate the amounts segments would earn if dealing with independent third parties.

The following tables display information about the Company's segments as well as reconciliations of the segment totals to the consolidated financial statement amounts. Adjustments for revenues are amortization of deferred origination costs, realized gains (losses) on investments, and certain investment expenses. Adjustments for pretax income include the amortization of goodwill, realized gains (losses) on investments, and certain investment expenses. Adjustments for assets include goodwill, deferred origination costs, other assets, and corporate assets that are not considered pertinent to determining segment performance. Corporate assets include cash, prepaid expenses, deferred charges, and fixed assets.

At or for the year ended December 31, 2001:

                           Consumer                          Total
                           Finance         Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges       $ 1,788,875     $      -       $ 1,788,875
    Insurance                   1,111         194,282        195,393
    Other                      (5,465)         91,134         85,669
  Intercompany                 80,064         (77,000)         3,064
Interest expense              591,024            -           591,024
Provision for finance
  receivable losses           288,709            -           288,709
Pretax income                 347,222          86,418        433,640
Assets                     11,645,931       1,261,589     12,907,520


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


At or for the year ended December 31, 1999:

                           Consumer                          Total
                           Finance         Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges       $ 1,515,761     $      -       $ 1,515,761
    Insurance                   1,573         182,956        184,529
    Other                       3,058          81,620         84,678
  Intercompany                 74,616         (72,195)         2,421
Interest expense              529,515            -           529,515
Provision for finance
  receivable losses           209,832            -           209,832
Pretax income                 335,762          74,759        410,521
Assets                     10,456,698       1,095,150     11,551,848

Reconciliations of segment totals to consolidated financial statement amounts were as follows:

                                           At or for the
                                      Years Ended December 31,
                                 2001          2000           1999
                                       (dollars in thousands)
Revenues

Segments                      $ 2,073,001   $ 1,972,677   $ 1,787,389
Corporate                         (13,499)      (11,176)         (751)
Adjustments                       (61,004)      (51,585)      (55,036)

Consolidated revenue          $ 1,998,498   $ 1,909,916   $ 1,731,602


Interest Expense

Segments                      $   591,024   $   640,504   $   529,515
Corporate                          44,459        53,747        44,319

Consolidated interest
  expense                     $   635,483   $   694,251   $   573,834


Provision for Finance
  Receivable Losses

Segments                      $   288,709   $   206,846   $   209,832
Corporate                             593          (571)       (3,200)

Consolidated provision for
  finance receivable losses   $   289,302   $   206,275   $   206,632


Pretax Income

Segments                      $   433,640   $   418,285   $   410,521
Corporate                         (65,247)      (83,599)     (116,711)
Adjustments                       (11,875)       (6,062)      (11,151)

Consolidated pretax income    $   356,518   $   328,624   $   282,659


Assets

Segments                      $12,907,520   $12,557,329   $11,551,848
Corporate                         443,318       624,556       869,614
Adjustments                       180,816       226,510       213,845

Consolidated assets           $13,531,654   $13,408,395   $12,635,307

Note 20.  Interim Financial Information (Unaudited)

Selected interim information was as follows:


                                         Total Revenues
Three Months Ended                   2001              2000
                                     (dollars in thousands)

    March 31                      $  493,237        $  467,257
    June 30                          501,712           469,257
    September 30                     502,777           486,216
    December 31                      500,772           487,186

    Total                         $1,998,498        $1,909,916


                                     Income Before Provision
                                        for Income Taxes
Three Months Ended                   2001              2000
                                     (dollars in thousands)

    March 31                      $  102,247        $   93,651
    June 30                          109,051            43,093 (b)
    September 30                      37,522 (a)        96,213
    December 31                      107,698            95,667

    Total                         $  356,518        $  328,624


                                           Net Income
Three Months Ended                   2001              2000
                                     (dollars in thousands)

    March 31                      $   65,135        $   59,524
    June 30                           69,632            26,675 (b)
    September 30                      24,168 (a)        61,133
    December 31                       69,322            60,606

    Total                         $  228,257        $  207,938


(a) Includes charges of $78.3 million ($50.9 million aftertax) resulting from post-business combination plans in connection with AIG's acquisition of American General.

(b) Includes a charge of $50.0 million ($32.5 million aftertax) for the estimated loss on an alleged fraud against our mortgage warehouse lending subsidiary.


See Note 15. for further information on these charges.

Note 21.  Fair Value of Financial Instruments

The carrying values and estimated fair values of certain of the Company's financial instruments are presented below. The reader should exercise care in drawing conclusions based on fair value, since the fair values presented below can be misinterpreted and do not include the value associated with all of the Company's assets and liabilities.

                              December 31, 2001         December 31, 2000
                           Carrying          Fair    Carrying          Fair
                            Value           Value     Value           Value
                                         (dollars in thousands)
Assets

Net finance receivables,
  less allowance for
  finance receivable
  losses                  $11,540,038  $11,286,604  $11,378,396  $10,896,639
Investment securities       1,142,186    1,142,186    1,107,533    1,107,533
Cash and cash equivalents     179,002      179,002      163,895      163,895


Liabilities

Long-term debt              6,301,433    6,469,832    5,670,670    5,735,653
Commercial paper            4,853,520    4,853,520    5,088,513    5,088,513
Deposits                         -            -          73,971       74,160
Interest rate swap
  agreements                  103,867      103,867         -            -


Off-Balance Sheet Financial
  Instruments

Unused customer credit
  limits                         -            -            -            -
Interest rate swap
  agreements                     -            -            -         (42,103)


As a result of our adoption of SFAS 133 in 2001, we record interest rate swap agreements at fair value in the balance sheet. This changed the classification from off-balance sheet financial instruments in 2000 to liabilities in 2001.



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


Commercial Paper

The fair values of commercial paper approximated the carrying values.


Unused Customer Credit Limits

The unused credit limits available to the customers of the affiliate that sells private label receivables to the Company under a participation agreement and to the Company's customers have no fair value. The interest rates charged on these facilities can be changed at the affiliate's discretion for private label, or are adjustable and reprice frequently for loan and retail revolving lines of credit. These amounts, in part or in total, can be cancelled at the discretion of the affiliate and the Company.


Interest Rate Swap Agreements

We estimated the fair values of interest rate swap agreements using market recognized valuation systems at each year's December 31 market rates.

                               PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K


(a) (1) and (2) The following consolidated financial statements of American General Finance, Inc. and subsidiaries are included in
     Item 8:

          Consolidated Balance Sheets, December 31, 2001 and 2000

          Consolidated Statements of Income, years ended December 31, 2001, 2000, and 1999

          Consolidated Statements of Shareholder's Equity, years ended December 31, 2001, 2000, and 1999

          Consolidated Statements of Cash Flows, years ended December 31, 2001, 2000, and 1999

          Consolidated Statements of Comprehensive Income, years ended December 31, 2001, 2000, and 1999

          Notes to Consolidated Financial Statements

     Schedule I--Condensed Financial Information of Registrant is included in Item 14(d).

     All other financial statement schedules have been omitted because they are inapplicable.

     (3)  Exhibits:

          Exhibits are listed in the Exhibit Index beginning on page
          81 herein.

(b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed during fourth quarter
     2001.

(c)  Exhibits

     The exhibits required to be included in this portion of Item 14. are submitted as a separate section of this report.

Item 14(d).


Schedule I - Condensed Financial Information of Registrant


                      American General Finance, Inc.
                         Condensed Balance Sheets




                                                         December 31,
                                                     2001            2000
                                                    (dollars in thousands)
Assets

Cash                                              $       61      $      337
Investment in subsidiaries                         1,556,995       1,812,345
Notes receivable from subsidiaries                   325,562         314,534
Other assets                                          39,136          65,099

Total assets                                      $1,921,754      $2,192,315


Liabilities and Shareholder's Equity

Long-term debt, 6.75%
  due 2002                                        $    1,262      $    3,103
Short-term notes payable:
  Commercial paper                                   282,068         242,068
  Notes payable to subsidiaries                      267,765         261,416
Other liabilities                                     16,100          47,461

Total liabilities                                    567,195         554,048

Shareholder's equity:
  Common stock                                         1,000           1,000
  Additional paid-in capital                         880,594         877,576
  Other equity                                       (61,687)          2,631
  Retained earnings                                  534,652         757,060

Total shareholder's equity                         1,354,559       1,638,267

Total liabilities and shareholder's equity        $1,921,754      $2,192,315




See Notes to Condensed Financial Statements.

                       American General Finance, Inc.
                       Condensed Statements of Income




                                                 Years Ended December 31,
                                                2001       2000       1999
                                                  (dollars in thousands)

Revenues
  Dividends received from subsidiaries        $431,234   $185,115   $166,524
  Interest and other                            24,626     29,557     21,331

Total revenues                                 455,860    214,672    187,855

Expenses
  Interest expense                              32,280     44,861     29,651
  Operating expenses                            12,929      6,349      1,434
  Other charges                                 20,277       -        57,000

Total expenses                                  65,486     51,210     88,085

Income before income taxes and equity
  in (overdistributed) undistributed
  net income of subsidiaries                   390,374    163,462     99,770

Income Tax Credit                               14,455      7,573     24,080

Income before equity in (overdistributed)
  undistributed net income of subsidiaries     404,829    171,035    123,850

Equity in (Overdistributed) Undistributed
  Net Income of Subsidiaries                  (176,572)    36,903     55,884

Net Income                                    $228,257   $207,938   $179,734




See Notes to Condensed Financial Statements.


                       American General Finance, Inc.
                     Condensed Statements of Cash Flows



                                                      Years Ended December
31,
                                                    2001       2000        1999
                                                       (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                       $ 228,257   $ 207,938   $ 179,734
Reconciling adjustments:
  Equity in overdistributed (undistributed)
    net income of subsidiaries                     176,572     (36,903)    (55,884)
  Change in other assets and other liabilities     (28,862)    (34,840)    (28,519)
  Other charges                                     20,277        -         57,000
  Other, net                                         9,484     (24,841)      4,065
Net cash provided by operating activities          405,728     111,354     156,396

Cash Flows from Investing Activities
  Capital contributions to subsidiaries               -           -        (82,598)
  Transfer of liabilities from subsidiary             -           -         22,996
  Net additions to fixed assets                     (1,128)       (958)     (2,389)
Net cash used for investing activities              (1,128)       (958)    (61,991)

Cash Flows from Financing Activities
  Repayment of long-term debt                       (1,894)     (4,234)     (7,963)
  Change in commercial paper                        40,000     242,068        -
  Change in notes payable to banks                    -       (211,000)     13,000
  Change in notes receivable or payable
    with subsidiaries                               (4,679)    (30,104)      6,200
  Capital contributions from parent                   -           -         54,000
  Dividends paid                                  (438,303)   (107,101)   (164,000)
Net cash used for financing activities            (404,876)   (110,371)    (98,763)

(Decrease) increase in cash                           (276)         25      (4,358)
Cash at beginning of year                              337         312       4,670
Cash at end of year                              $      61   $     337   $     312


<F1>
See Notes to Condensed Financial Statements.

                    American General Finance, Inc.
                Notes to Condensed Financial Statements
                          December 31, 2001




Note 1.  Accounting Policies

AGFI's investments in subsidiaries are stated at cost plus the equity in undistributed (overdistributed) net income of subsidiaries since the date of the acquisition. The condensed financial statements of the registrant should be read in conjunction with AGFI's consolidated financial statements.



Note 2.  Long-Term Debt

The long-term debt at December 31, 2001 matures in 2002.



Note 3.  Other Charges

                           AIG ACQUISITION

In September 2001, we recorded one-time charges totaling $20.3 million ($13.2 million aftertax), resulting from AIG's and the Company's joint assessment of the current business environment and post-business combination plans. These charges recognize that certain assets will have no future economic benefit or ability to generate future revenues. These costs include an asset impairment charge related to goodwill that resulted from a previous business acquisition.


                 SATELLITE DISH OPERATIONS BANKRUPTCY

In August 1999, a subsidiary of the Company, A.G. Financial Service Center, Inc. (Financial Service Center), formerly named American General Financial Center filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana. The decision to reorganize was necessitated by the judgment rendered against Financial Service Center by a Mississippi state court in May 1999. The filing for reorganization under Chapter 11 was limited to Financial Service Center and was intended to provide a fair and orderly process for managing the claims against Financial Service Center. As a result, we recorded a charge of $57.0 million ($36.2 million aftertax) for the settlement of satellite dish and other related litigation. Prior to the bankruptcy filing, Financial Service Center had assets of approximately $7 million. See Legal Proceedings in Item 3. for further information on the satellite dish litigation.

                              Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2002.

                                  AMERICAN GENERAL FINANCE, INC.


                                  By: /s/  Donald R. Breivogel, Jr.
                                           Donald R. Breivogel, Jr.
                                  (Senior Vice President and Chief
                                   Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2002.



Frederick W. Geissinger*             Robert A. Cole*
Frederick W. Geissinger              Robert A. Cole
(President and Chief Executive       (Director)
 Officer and Director -
 Principal Executive Officer)
                                     Jerry L. Gilpin*
                                     Jerry L. Gilpin
/s/  Donald R. Breivogel, Jr.        (Director)
     Donald R. Breivogel, Jr.
(Senior Vice President and
 Chief Financial Officer -           Philip M. Hanley*
 Principal Financial Officer)        Philip M. Hanley
                                     (Director)

George W. Schmidt*
George W. Schmidt                    Ben D. Hendrix*
(Controller and Assistant            Ben D. Hendrix
 Secretary - Principal               (Director)
 Accounting Officer)

                                     *By: /s/  Donald R. Breivogel, Jr.
Stephen L. Blake*                              Donald R. Breivogel, Jr.
Stephen L. Blake                     (Attorney-in-fact)
(Director)

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

        (1) Indenture dated as of May 1, 1999 from American General Finance Corporation to CitiBank, N.A. Incorporated by reference to Exhibit (4)a.(1) filed as a part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7422).

        (2) Indenture dated as of May 1, 1997 from American General Finance Corporation to Bank One, National Association (formerly known as The First National Bank of Chicago). Incorporated by reference to Exhibit (4)a.(2) filed as part of our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7422).

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

(23)    Consent of Ernst & Young LLP, Independent Auditors.

(24)    Power of Attorney.