Form 10-Q
period 2002-03-31
AMERICAN GENERAL FINANCE INC
filed 2002-05-01
CIK 25600

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2002

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

At May 1, 2002, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                      Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                        2002          2001
                                                      (dollars in thousands)

Revenues
  Finance charges                                     $423,854      $420,325
  Insurance                                             45,500        48,078
  Other                                                 23,150        24,834

Total revenues                                         492,504       493,237

Expenses
  Interest expense                                     137,232       172,188
  Operating expenses                                   143,615       135,512
  Provision for finance receivable losses               71,059        60,032
  Insurance losses and loss adjustment
    expenses                                            21,982        23,258

Total expenses                                         373,888       390,990

Income before provision for income taxes               118,616       102,247

Provision for Income Taxes                              42,227        37,112


Net Income                                            $ 76,389      $ 65,135





See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets



                                                   March 31,    December 31,
                                                     2002            2001
                                                  (Unaudited)
                                                    (dollars in thousands)
Assets

Net finance receivables:
  Real estate loans                               $ 7,694,746    $ 7,624,824
  Non-real estate loans                             2,801,231      2,922,557
  Retail sales finance                              1,367,047      1,440,908

Net finance receivables                            11,863,024     11,988,289
Allowance for finance receivable losses              (449,603)      (448,251)
Net finance receivables, less allowance
  for finance receivable losses                    11,413,421     11,540,038

Investment securities                               1,138,181      1,142,186
Cash and cash equivalents                             268,047        179,002
Other assets                                          662,001        670,428

Total assets                                      $13,481,650    $13,531,654


Liabilities and Shareholder's Equity

Long-term debt                                    $ 6,701,039    $ 6,301,433
Commercial paper                                    4,337,520      4,853,520
Insurance claims and policyholder
  liabilities                                         478,271        495,588
Other liabilities                                     545,699        452,354
Accrued taxes                                          62,124         74,200

Total liabilities                                  12,124,653     12,177,095

Shareholder's equity:
  Common stock                                          1,000          1,000
  Additional paid-in capital                          879,935        880,594
  Accumulated other comprehensive loss                (49,976)       (61,687)
  Retained earnings                                   526,038        534,652

Total shareholder's equity                          1,356,997      1,354,559

Total liabilities and shareholder's equity        $13,481,650    $13,531,654





See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                       2002          2001
                                                     (dollars in thousands)

Cash Flows from Operating Activities
Net income                                          $   76,389    $   65,135
Reconciling adjustments:
  Provision for finance receivable losses               71,059        60,032
  Depreciation and amortization                         37,613        35,023
  Deferral of finance receivable origination
    costs                                              (14,500)      (12,970)
  Deferred income tax charge                            10,179         2,274
  Change in other assets and other liabilities         106,709        52,479
  Change in insurance claims and policyholder
    liabilities                                        (17,317)       (3,451)
  Change in taxes receivable and payable               (12,531)       42,463
  Other, net                                            11,041         8,739
  Net cash provided by operating activities            268,642       249,724

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (1,558,775)   (1,500,406)
  Principal collections on finance receivables       1,597,721     1,440,487
  Investment securities purchased                     (217,928)     (387,370)
  Investment securities called, matured and sold       211,302       328,787
  Change in premiums on finance receivables
    purchased and deferred charges                      (5,059)       (6,283)
  Other, net                                            (4,380)       (2,073)
Net cash provided by (used for) investing
  activities                                            22,881      (126,858)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt             698,518        81,389
  Repayment of long-term debt                         (299,993)     (113,012)
  Change in deposits                                      -           10,334
  Change in commercial paper                          (516,000)        7,107
  Dividends paid                                       (85,003)      (67,801)
Net cash used for financing activities                (202,478)      (81,983)

Increase in cash and cash equivalents                   89,045        40,883
Cash and cash equivalents at beginning of period       179,002       163,895
Cash and cash equivalents at end of period          $  268,047    $  204,778

Supplemental Disclosure of Cash Flow
  Information
    Income taxes paid (received)                    $   45,220    $   (6,224)
    Interest paid                                   $  117,563    $  191,721





See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                        2002          2001
                                                      (dollars in thousands)


Net income                                            $ 76,389      $ 65,135

Other comprehensive gain (loss):

  Net unrealized (losses) gains:
    Investment securities                              (10,242)       10,411
    Interest rate swaps:
      Transition adjustment                               -          (42,103)
      Current period                                     1,136       (50,834)
    Minimum pension liability                             -             (535)

  Income tax effect:
    Investment securities                                3,584        (3,644)
    Interest rate swaps:
      Transition adjustment                               -           14,736
      Current period                                      (397)       17,793
    Minimum pension liability                             -              187

  Net unrealized losses, net of tax                     (5,919)      (53,989)

  Reclassification adjustments for
    realized losses (gains) included
    in net income:
      Investment securities                             (1,268)       (1,517)
      Interest rate swaps                               28,391         4,396

  Income tax effect:
    Investment securities                                  444           531
    Interest rate swaps                                 (9,937)       (1,539)

  Realized losses included in net income,
    net of tax                                          17,630         1,871

Other comprehensive gain (loss), net of tax             11,711       (52,118)


Comprehensive income                                  $ 88,100      $ 13,017





See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                              March 31, 2002


Note 1.  Principles of Consolidation

American General Finance, Inc. will be referred to as "AGFI" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States for interim periods. The statements include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all intercompany items. AGFI is a wholly owned subsidiary of American General Corporation (American General). American General is a wholly owned subsidiary of American International Group, Inc. (AIG).


Note 2.  Adjustments and Reclassifications

Our condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair presentation of the Company's consolidated financial position at March 31, 2002 and December 31, 2001, our consolidated results of operations for the three months ended March 31, 2002 and 2001, our consolidated cash flows for the three months ended March 31, 2002 and 2001, and our consolidated comprehensive income for the three months ended March 31, 2002 and 2001. Our condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

To conform to the 2002 presentation, we reclassified certain items in the prior period.


Note 3.  Accounting Change

On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets." SFAS
142 provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually, or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Amortization of goodwill and intangible assets acquired prior to July 1, 2001 continued through December 31, 2001. During first quarter 2002, we determined that the required impairment testing related to the Company's goodwill and other intangible assets did not require a write-down of any such assets.

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

We recognize the fair values of interest rate swap agreements in the consolidated balance sheet. Our interest rate swap agreements are designated and qualify as cash flow hedges. We report the effective portion of the gain or loss on the instruments as a component of comprehensive income. We do not have any ineffectiveness to report in the consolidated income statement.

As an alternative to fixed-rate term debt, our interest rate swap agreements did not have a material effect on other revenues, interest expense, or net income during the three months ended March 31, 2002 or 2001.


Note 5.  Segment Information

We have two business segments: consumer finance and insurance. Our segments are defined by the type of financial service product offered. The consumer finance segment makes home equity loans, originates secured and unsecured consumer loans, extends lines of credit, and purchases retail sales contracts from, and provides revolving retail services for, retail merchants. We also purchase private label receivables originated by an affiliate of ours under a participation agreement. To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables. We also offer credit and non-credit insurance to our consumer finance customers. The insurance segment writes and assumes credit and non-credit insurance through products that are offered principally by the consumer finance segment.

The following tables display information about the Company's segments as well as a reconciliation of total segment pretax income to the condensed consolidated financial statement amounts.

For the three months ended March 31, 2002:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $447,483       $   -          $447,483
    Insurance                     265         45,235         45,500
    Other                      (4,261)        21,899         17,638
  Intercompany                 18,729        (17,978)           751
Pretax income                 118,764         18,716        137,480

For the three months ended March 31, 2001:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $439,659       $   -          $439,659
    Insurance                     281         47,797         48,078
    Other                      (2,455)        22,907         20,452
  Intercompany                 19,802        (19,032)           770
Pretax income                 107,990         20,301        128,291


Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

                                               Three Months Ended
                                                    March 31,
                                              2002            2001
                                             (dollars in thousands)
Pretax income:
  Segments                                   $137,480      $128,291
  Corporate                                   (16,704)      (25,350)
  Adjustments                                  (2,160)         (694)

Consolidated pretax income                   $118,616      $102,247


Note 6.  Legal Contingencies

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                      FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and our other publicly available documents may include, and the Company's officers and representatives may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, financial results and reserves. It is possible that the Company's actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Forward-looking statements involve risks and uncertainties including, but not limited to, the following:

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

                    LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sources of funds include operations, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks under credit facilities. AGFI has also historically received capital contributions from its parent to support finance receivable growth and maintain targeted leverage.

Principal sources and uses of cash were as follows:

                                            Three Months Ended
                                                 March 31,
                                            2002           2001
                                           (dollars in millions)
Principal sources of cash:
  Operations                               $268.6         $249.7
  Net collections on finance
    receivables                              38.9             -

  Total                                    $307.5         $249.7


Principal uses of cash:
  Net originations and purchases
    of finance receivables                 $   -          $ 59.9
  Net repayment of debt                     117.5           14.2
  Dividends paid                             85.0           67.8

  Total                                    $202.5         $141.9


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

Consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets for issuances of our commercial paper and term debt. We maintain committed bank credit facilities to provide an additional source of liquidity for needs potentially not met through capital markets.

Capital Resources
                                                  March 31,
                                            2002             2001
                                            (dollars in millions)

Long-term debt                             $ 6,701.1     $ 5,639.9
Commercial paper                             4,337.5       5,095.6
Deposits                                         -            84.3

Total debt                                  11,038.6      10,819.8
Equity                                       1,357.0       1,583.5

Total capital                              $12,395.6     $12,403.3

Net finance receivables                    $11,863.0     $11,752.1
Debt to tangible equity ratio                  8.87x         7.49x


Our capital varies with the level of net finance receivables. The capital mix of debt and equity is based primarily upon maintaining leverage that supports cost-effective funding.

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from two to ten years. AGFI and AGFC obtain most of our floating-rate funding effectively through sales and refinancing of commercial paper. Commercial paper, with maturities ranging from 1 to 270 days, is sold to banks, insurance companies, corporations, and other accredited investors. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days. At March 31, 2002, commercial paper included $94.9 million of extendible commercial notes.

Until fourth quarter 2001, AGFI paid dividends to (or received capital contributions from) American General to manage our leverage of debt to tangible equity (equity less goodwill and accumulated other comprehensive income) to 7.5 to 1. At the end of fourth quarter 2001, following discussions with credit rating agencies, we increased our leverage target to 9.0 to 1. This increase was based on our success with managing credit risk and maintaining a lower risk finance receivable portfolio. We intend to continue these practices. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. An AGFC financing agreement limits the amount of dividends AGFC may pay. This agreement has not prevented us from managing our capital to targeted leverage.


Credit Facilities

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFI and AGFC are eligible borrowers under committed credit facilities extended to American General and certain of its subsidiaries (the "shared committed facilities"). At March 31, 2002, the annual commitment fees for the shared committed facilities ranged from .04% to .06%. We pay only an allocated portion of the commitment fees for the shared committed facilities. AGFI and certain subsidiaries also have uncommitted credit facilities. In addition, AGFI and AGFC are eligible borrowers under uncommitted credit facilities extended to American General and certain of its subsidiaries

(the "shared uncommitted facilities"). Available borrowings under all facilities are reduced by any outstanding borrowings.

Information concerning the credit facilities was as follows:

                                                  March 31,
                                             2002          2001
                                            (dollars in millions)
Committed credit facilities:
  Shared committed facilities              $5,225.0      $6,200.0
  Borrowings                                     -             -

  Remaining availability                   $5,225.0      $6,200.0

Uncommitted credit facilities:
  Company uncommitted facilities           $  121.0      $  121.0
  Shared uncommitted facilities                50.0         100.0
  Borrowings                                     -             -

  Remaining availability                   $  171.0      $  221.0



         ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                                               Three Months Ended
                                                    March 31,
                                               2002           2001
                                              (dollars in millions)

Net income                                    $ 76.4         $ 65.1
Return on average assets (annualized)          2.26%          1.93%
Return on average equity (annualized)         22.14%         16.06%
Ratio of earnings to fixed charges             1.84x          1.58x


Net income increased $11.3 million, or 17%, for the three months ended March 31, 2002 when compared to the same period in 2001. Net income for 2002 did not include goodwill amortization due to the adoption of SFAS 142 on January 1, 2002. Net income for 2001 included goodwill amortization of $1.9 million. See Note 5. of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company's business segments.

Factors that specifically affected the Company's operating results were as follows:


Finance Charges
                                               Three Months Ended
                                                    March 31,
                                               2002           2001
                                              (dollars in millions)

Finance charges                               $   423.9   $   420.3
Average net receivables                       $11,942.7   $11,737.6
Yield                                            14.35%      14.47%

Finance charges increased $3.6 million, or 1%, for the three months ended March 31, 2002 when compared to the same period in 2001 reflecting higher average net receivables.

Average net receivables by type were as follows:

                                               Three Months Ended
                                                    March 31,
                                               2002           2001
                                              (dollars in millions)

Real estate loans                             $ 7,667.9   $ 7,319.2
Non-real estate loans                           2,859.5     2,979.7
Retail sales finance                            1,415.3     1,438.7

  Total                                       $11,942.7   $11,737.6


Average net receivables increased $205.1 million, or 2%, for the three months ended March 31, 2002 when compared to the same period in 2001 reflecting real estate loan growth.

Yield by type of finance receivable was as follows:

                                               Three Months Ended
                                                    March 31,
                                               2002           2001

Real estate loans                             11.41%         11.74%
Non-real estate loans                         21.95          21.55
Retail sales finance                          14.92          13.71
  Total                                       14.35          14.47


Yield decreased 12 basis points for the three months ended March 31, 2002 when compared to the same period in 2001 reflecting a lower real estate loan yield.


Insurance Revenues
                                               Three Months Ended
                                                    March 31,
                                               2002           2001
                                              (dollars in millions)

Insurance revenues                            $45.5           $48.1
Premiums earned                               $45.0           $47.6
Insurance revenues (annualized)
  as a percentage of average net
  receivables                                 1.52%           1.64%


Insurance revenues decreased $2.6 million, or 5%, for the three months ended March 31, 2002 when compared to the same period in 2001 primarily due to lower earned premiums. Earned premiums decreased due to lower premium volume.

Insurance revenues as a percentage of average net receivables decreased for the three months ended March 31, 2002 when compared to the same period in 2001 reflecting a higher proportion of average net receivables that are real estate loans. Our experience is that customers purchase fewer insurance products on real estate loans than on non-real estate loans.


Other Revenues
                                               Three Months Ended
                                                    March 31,
                                               2002           2001
                                              (dollars in millions)

Other revenues                                $23.2           $24.8
Investment revenue                            $22.9           $24.6


Other revenues decreased $1.6 million, or 7%, for the three months ended March 31, 2002 when compared to the same period in 2001 primarily due to lower investment revenue. The decrease in investment revenue reflected lower realized gains and adjusted portfolio yield. Average invested assets were essentially flat for the three months ended March 31, 2002 when compared to the same period in 2001.


Interest Expense
                                               Three Months Ended
                                                    March 31,
                                               2002           2001
                                              (dollars in millions)

Interest expense                              $   137.2   $   172.2
Average borrowings                            $11,024.5   $10,745.6
Borrowing cost                                    4.99%       6.44%


Interest expense decreased $35.0 million, or 20%, for the three months ended March 31, 2002 when compared to the same period in 2001 primarily due to lower borrowing cost, partially offset by higher average borrowings. Borrowing cost decreased 145 basis points for the three months ended March 31, 2002 when compared to the same period in 2001 reflecting lower rates on short-term and long-term debt. Average borrowings increased $278.9 million, or 3%, for the three months ended March 31, 2002 when compared to the same period in 2001 primarily to support real estate loan growth and our increase in leverage.


Operating Expenses
                                               Three Months Ended
                                                    March 31,
                                               2002           2001
                                              (dollars in millions)

Operating expenses                            $143.6         $135.5
Operating expenses (annualized)
  as a percentage of average
  net receivables                              4.81%          4.62%

Operating expenses increased $8.1 million, or 6%, for the three months ended March 31, 2002 when compared to the same period in 2001 primarily due to higher salaries and litigation expenses. The increase in salaries reflected higher competitive compensation. The increase in operating expenses as a percentage of average net receivables for the three months ended March 31, 2002 when compared to the same period in 2001 reflected higher operating expenses compared to moderate finance receivable growth.


Provision for Finance Receivable Losses
                                                  At or for the
                                               Three Months Ended
                                                    March 31,
                                               2002           2001
                                              (dollars in millions)

Provision for finance receivable
  losses                                      $ 71.1         $ 60.0
Net charge-offs                               $ 71.1         $ 60.0
60 day+ delinquency                           $457.9         $401.7
Allowance for finance receivable
  losses                                      $449.6         $386.2


Provision for finance receivable losses increased $11.1 million, or 18%, for the three months ended March 31, 2002 when compared to the same period in 2001 due to higher net charge-offs.

Charge-off ratios by type of finance receivable were as follows:

                                               Three Months Ended
                                                    March 31,
                                               2002           2001

Real estate loans                             0.65%           0.61%
Non-real estate loans                         6.63            5.37
Retail sales finance                          3.08            2.43
  Total                                       2.38            2.05


The increase in the charge-off ratio for the three months ended March 31, 2002 when compared to the same period in 2001 was primarily due to higher net charge-offs on all finance receivable types reflecting slowing economic conditions.

Delinquency ratios by type of finance receivable were as follows:

                                                    March 31,
                                               2002           2001

Real estate loans                             3.33%           3.14%
Non-real estate loans                         5.18            4.20
Retail sales finance                          2.58            1.91
  Total                                       3.70            3.26


The increase in the delinquency ratio at March 31, 2002 when compared to March 31, 2001 also reflected slowing economic conditions.

Statistics relating to the allowance for finance receivable losses were as follows:

                                                  At or for the
                                               Three Months Ended
                                                    March 31,
                                               2002           2001

Allowance ratio                               3.79%           3.29%
Charge-off coverage                           1.58x           1.61x


We periodically evaluate our finance receivable portfolio to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance as a percentage of net finance receivables at March 31, 2002 when compared to March 31, 2001 was primarily due to:

     * increases to the allowance for finance receivable losses through the provision for finance receivable losses during the last twelve months totaling $25.0 million (this increase was necessary in response to our increased delinquency and net charge-offs and the higher levels of both unemployment and personal bankruptcies in the United States);
     * an increase to the allowance for finance receivable losses through other charges in third quarter 2001 totaling $25.0 million; and
     * increases to the allowance for finance receivable losses during the last twelve months totaling $13.4 million resulting from applying purchase accounting to net portfolio acquisitions.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), was essentially flat for the three months ended March 31, 2002 when compared to the same period in 2001 reflecting higher net charge-offs, offset by increases to allowance for finance receivable losses.


Insurance Losses and Loss Adjustment Expenses

                                               Three Months Ended
                                                    March 31,
                                               2002           2001
                                              (dollars in millions)

Claims incurred                               $24.0           $24.0
Change in benefit reserves                     (2.0)           (0.7)

Insurance losses and loss
  adjustment expenses                         $22.0           $23.3


Insurance losses and loss adjustment expenses decreased $1.3 million, or 5%, for the three months ended March 31, 2002 when compared to the same period in 2001 due to a decrease in provision for future benefits. Provision for future benefits decreased $1.3 million for the three months ended March 31, 2002 due to decreased sales of non-credit insurance products.

Provision for Income Taxes
                                               Three Months Ended
                                                    March 31,
                                               2002           2001
                                              (dollars in millions)

Provision for income taxes                    $ 42.2         $ 37.1
Pretax income                                 $118.6         $102.2
Effective income tax rate                     35.60%         36.30%


The provision for income taxes increased $5.1 million, or 14%, for the three months ended March 31, 2002 when compared to the same period in 2001 primarily due to higher taxable income, partially offset by a lower effective tax rate.


Asset/Liability Management

We manage anticipated cash flows of our assets and liabilities, principally our finance receivables and debt, in an effort to reduce the risk associated with unfavorable changes in interest rates. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the finance receivables being supported. We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary way we accomplish this is by issuing fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate, long-term debt by altering the nature of certain floating-rate funding, thereby limiting our exposure to market interest rate increases. Floating-rate debt (principally commercial paper) represented 35% of our average borrowings for the three months ended March 31, 2002 and March 31, 2001. These percentages include the effect of interest rate swap agreements that effectively converted short-term or floating-rate debt to a long-term fixed rate.



                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

See Note 6. of the Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12)  Computation of Ratio of Earnings to Fixed Charges.

(b)  Reports on Form 8-K.

     Current Report on Form 8-K dated April 22, 2002, with respect to the Company changing independent auditors.

                              Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN GENERAL FINANCE, INC.
                                          (Registrant)


Date:  May 1, 2002               By  /s/ Donald R. Breivogel, Jr.
                                         Donald R. Breivogel, Jr.
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and
                                       Principal Financial Officer)

                             Exhibit Index


Exhibit

 (12)      Computation of Ratio of Earnings to Fixed Charges.