Form 10-Q
period 2002-09-30
AMERICAN GENERAL FINANCE INC
filed 2002-11-08
CIK 25600

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2002

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

At November 8, 2002, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                           TABLE OF CONTENTS




          Item                                                    Page

Part I     1.  Financial Statements . . . . . . . . . . . . . . . .  3

           2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . 13

           4.  Controls and Procedures  . . . . . . . . . . . . . . 24

Part II    1.  Legal Proceedings  . . . . . . . . . . . . . . . . . 24

           6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 24

                      Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)



                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                                2002       2001        2002           2001
                                         (dollars in thousands)

Revenues
  Finance charges             $427,457   $432,030    $1,274,237   $1,283,033
  Insurance                     47,839     48,314       141,389      146,595
  Other                         19,896     22,433        66,133       68,098

Total revenues                 495,192    502,777     1,481,759    1,497,726

Expenses
  Interest expense             135,914    157,238       411,734      491,003
  Operating expenses           139,424    141,986       422,921      419,958
  Provision for finance
    receivable losses           71,404     66,272       215,315      193,950
  Insurance losses and loss
    adjustment expenses         19,201     21,462        60,994       65,698
  Other charges                   -        78,297          -          78,297

Total expenses                 365,943    465,255     1,110,964    1,248,906

Income before provision for
  income taxes                 129,249     37,522       370,795      248,820

Provision for Income Taxes      46,013     13,354       132,006       89,885


Net Income                    $ 83,236   $ 24,168    $  238,789   $  158,935




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets



                                                 September 30,  December 31,
                                                    2002             2001
                                                 (Unaudited)
                                                   (dollars in thousands)
Assets

Net finance receivables:
  Real estate loans                              $ 8,904,417     $ 7,624,824
  Non-real estate loans                            2,887,791       2,922,557
  Retail sales finance                             1,368,052       1,440,908

Net finance receivables                           13,160,260      11,988,289
Allowance for finance receivable losses             (466,402)       (448,251)
Net finance receivables, less allowance
  for finance receivable losses                   12,693,858      11,540,038

Investment securities                              1,201,994       1,142,186
Cash and cash equivalents                            207,799         179,002
Other assets                                         687,306         670,428

Total assets                                     $14,790,957     $13,531,654


Liabilities and Shareholder's Equity

Long-term debt                                   $ 8,185,635     $ 6,301,433
Short-term notes payable:
  Commercial paper                                 3,984,400       4,853,520
  Notes payable to banks                              60,000            -
Insurance claims and policyholder
  liabilities                                        465,501         495,588
Other liabilities                                    577,303         452,354
Accrued taxes                                         55,277          74,200

Total liabilities                                 13,328,116      12,177,095

Shareholder's equity:
  Common stock                                         1,000           1,000
  Additional paid-in capital                         912,935         880,594
  Accumulated other comprehensive loss               (77,539)        (61,687)
  Retained earnings                                  626,445         534,652

Total shareholder's equity                         1,462,841       1,354,559

Total liabilities and shareholder's equity       $14,790,957     $13,531,654




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)



                                                       Nine Months Ended
                                                         September 30,
                                                       2002          2001
                                                     (dollars in thousands)

Cash Flows from Operating Activities
Net income                                          $  238,789    $  158,935
Reconciling adjustments:
  Provision for finance receivable losses              215,315       193,950
  Depreciation and amortization                        109,415       110,393
  Deferral of finance receivable origination
    costs                                              (44,080)      (42,401)
  Deferred income tax charge (benefit)                   8,865       (26,082)
  Change in other assets and other liabilities          48,876        26,724
  Change in insurance claims and policyholder
    liabilities                                        (30,087)      (18,012)
  Change in taxes receivable and payable               (48,449)       30,306
  Other charges                                           -           78,297
  Other, net                                             7,478         7,636
  Net cash provided by operating activities            506,122       519,746

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (5,944,368)   (4,571,783)
  Principal collections on finance receivables       4,603,854     4,430,703
  Disposition of American General Bank, FSB               -          (39,998)
  Investment securities purchased                     (506,049)     (753,529)
  Investment securities called and sold                457,858       729,957
  Investment securities matured                         22,975         9,880
  Change in premiums on finance receivables
    purchased and deferred charges                     (59,806)      (16,498)
  Other, net                                            (9,145)      (10,552)
Net cash used for investing activities              (1,434,681)     (221,820)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt           2,922,962     1,591,966
  Repayment of long-term debt                       (1,042,490)     (835,195)
  Change in deposits                                      -           28,924
  Change in short-term notes payable                  (809,120)     (901,536)
  Capital contribution from parent                      33,000          -
  Dividends paid                                      (146,996)     (178,297)
Net cash provided by (used for) financing
  activities                                           957,356      (294,138)

Increase in cash and cash equivalents                   28,797         3,788
Cash and cash equivalents at beginning of period       179,002       163,895
Cash and cash equivalents at end of period          $  207,799    $  167,683

Supplemental Disclosure of Cash Flow
  Information
    Income taxes paid                               $  171,981    $   84,438
    Interest paid                                   $  397,125    $  498,557




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)



                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                   2002        2001        2002       2001
                                           (dollars in thousands)


Net income                       $ 83,236    $ 24,168    $238,789   $158,935

Other comprehensive loss:

  Net unrealized (losses) gains:
    Investment securities          29,024      20,091      34,424     15,241
    Interest rate swaps:
      Transition adjustment          -           -           -       (42,103)
      Current period              (80,029)    (97,694)   (141,453)  (127,111)
    Minimum pension liability        -           -           -          (535)

  Income tax effect:
    Investment securities         (10,807)     (7,002)    (12,049)    (5,304)
    Interest rate swaps:
      Transition adjustment          -           -           -        14,736
      Current period               28,009      34,193      49,508     44,490
    Minimum pension liability        -           -           -           187

  Net unrealized losses, net
   of tax                         (33,803)    (50,412)    (69,570)  (100,399)

  Reclassification adjustments
    for realized losses included
    in net income:
      Investment securities           911       1,516       2,595      4,986
      Interest rate swaps          24,851      18,241      80,047     35,135

  Income tax effect:
    Investment securities            (319)       (530)       (908)    (1,745)
    Interest rate swaps            (8,697)     (6,384)    (28,016)   (12,297)

  Realized losses included
    in net income, net of tax      16,746      12,843      53,718     26,079

Other comprehensive loss, net
  of tax                          (17,057)    (37,569)    (15,852)   (74,320)


Comprehensive income (loss)      $ 66,179    $(13,401)   $222,937   $ 84,615




See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                             September 30, 2002



Note 1.  Principles of Consolidation

American General Finance, Inc. will be referred to as "AGFI" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States for interim periods. The statements include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all intercompany items. AGFI is an indirect, wholly owned subsidiary of American International Group, Inc.
(AIG).



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



Note 3.  Accounting Change

On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets." SFAS
142 provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually, or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Amortization of goodwill and intangible assets acquired prior to July 1, 2001 continued through December 31, 2001. During first quarter 2002, we determined that the required impairment testing related to the Company's goodwill and other intangible assets did not require a write-down of any such assets. There has been no indication of impairment since our review of the Company's goodwill during the first quarter of 2002.

The impact of goodwill amortization on net income was as follows:

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                 2002          2001      2002          2001
                                           (dollars in thousands)

Reported net income             $ 83,236    $ 24,168    $238,789    $158,935
Goodwill amortization,
  net of tax                        -          1,220        -          4,007

Adjusted net income             $ 83,236    $ 25,388    $238,789    $162,942



Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

                                           September 30, 2002
                               Real        Non-real      Retail
                              Estate        Estate        Sales
                               Loans         Loans       Finance     Total
                                         (dollars in thousands)

Gross receivables            $8,838,471  $3,217,306  $1,532,547  $13,588,324
Unearned finance charges
  and points and fees          (150,817)   (418,139)   (178,342)    (747,298)
Accrued finance charges          72,283      38,761      13,611      124,655
Deferred origination costs       12,557      37,016        -          49,573
Premiums, net of discounts      131,923      12,847         236      145,006

Total                        $8,904,417  $2,887,791  $1,368,052  $13,160,260


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

Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                 2002          2001      2002          2001
                                           (dollars in thousands)

Balance at beginning of period  $449,603    $397,927    $448,251    $383,415
Provision for finance
  receivable losses               71,404      66,272     215,315     193,950
Allowance related to net
  acquired (sold) receivables     16,799        (200)     18,151       9,312
Charge-offs, net of recoveries   (71,404)    (66,272)   (215,315)   (188,950)
Other charges - additional
  provision                         -         25,000        -         25,000

Balance at end of period        $466,402    $422,727    $466,402    $422,727



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

As an alternative to fixed-rate term debt, our interest rate swap agreements did not have a material effect on other revenues, interest expense, or net income during the nine months ended September 30, 2002 or 2001.



Note 7.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

                                         September 30,   December 31,
                                             2002            2001
                                            (dollars in thousands)

Net unrealized losses on interest
  rate swaps                             $(107,427)         $ (67,513)
Net unrealized gains on investment
  securities                                30,236              6,174
Net unrealized losses on minimum
  pension liability                           (348)              (348)

Accumulated other comprehensive loss     $ (77,539)         $ (61,687)

Note 8.  Other Charges

In September 2001, we recorded one-time charges totaling $78.3 million ($50.9 million aftertax), resulting from AIG's and the Company's joint assessment of the business environment and post-business combination plans. These charges recognized that certain assets had no future economic benefit or ability to generate future revenues. These costs included asset impairment charges related to goodwill and customer base intangibles that resulted from previous business acquisitions. Also included were certain adjustments associated with conforming the Company's balances to AIG's accounting policies and methodologies, as well as an increase in the allowance for finance receivable losses to reflect AIG's and the Company's assumptions about the business environment.



Note 9.  Segment Information

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

For the three months ended September 30, 2002:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $  445,692     $   -        $  445,692
    Insurance                       241       47,598         47,839
    Other                        (4,049)      21,019         16,970
  Intercompany                   19,656      (18,868)           788
Pretax income                   120,197       22,831        143,028

For the three months ended September 30, 2001:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $  451,589     $   -        $  451,589
    Insurance                       279       48,035         48,314
    Other                        (2,493)      21,983         19,490
  Intercompany                   19,698      (18,921)           777
Pretax income                    25,741       21,360         47,101


For the nine months ended September 30, 2002:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $1,336,106     $   -        $1,336,106
    Insurance                       760      140,629        141,389
    Other                       (12,391)      65,976         53,585
  Intercompany                   58,462      (56,154)         2,308
Pretax income                   345,908       65,893        411,801


For the nine months ended September 30, 2001:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $1,339,212     $   -        $1,339,212
    Insurance                       839      145,756        146,595
    Other                        (7,163)      69,536         62,373
  Intercompany                   60,148      (57,801)         2,347
Pretax income                   239,151       67,372        306,523


Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2002          2001      2002          2001
                                    (dollars in thousands)
Pretax income:
  Segments               $143,028    $ 47,101    $411,801    $306,523
  Corporate               (12,452)     (8,469)    (37,684)    (52,274)
  Adjustments              (1,327)     (1,110)     (3,322)     (5,429)

Total consolidated
  pretax income          $129,249    $ 37,522    $370,795    $248,820


Adjustments for pretax income include realized gains (losses) and certain other investment revenue and pension expense. Adjustments for pretax income in 2001 also included the amortization of goodwill.

Note 10.  Legal Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                 REPORT OF MANAGEMENT'S RESPONSIBILITY

The Company's management is responsible for the integrity and fair presentation of our consolidated financial statements and all other financial information presented in this report. We prepared our consolidated financial statements using accounting principles generally accepted in the United States (GAAP). We made estimates and assumptions that affect amounts recorded in the financial statements and disclosures of contingent assets and liabilities. We have no special purpose entities, limited partnerships or structured finance transactions whose primary function is removing assets or liabilities from the balance sheets. Our only material off-balance sheet items are our unused customer credit limits extended to certain of our finance receivable customers; our operating leases representing annual rental commitments for leased office space, automobiles, and data processing and related equipment; and our commitments for further investments under the limited partnerships which are part of the investment securities portfolio of our insurance operations.

The Company's management is responsible for establishing and maintaining an internal control structure and procedures for financial reporting. These systems are designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded according to GAAP under management's direction and that financial records are reliable to prepare financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. The Company's employees are subject to AIG's Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. We do not allow loans to executive officers. The systems include a documented organizational structure and policies and procedures that we communicate throughout the Company. Our internal auditors report directly to AIG to strengthen independence. They continually monitor the operation of our internal controls and report their findings to the Company's management and AIG's internal audit department. We take prompt action to correct control deficiencies and address opportunities for improving the system. The Company's management assesses the adequacy of our internal control structure quarterly. Based on these assessments, management has concluded that the internal control structure and the procedures for financial reporting have functioned effectively and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

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



                     CRITICAL ACCOUNTING POLICIES

We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. We establish the allowance for finance receivable losses primarily through the provision for finance receivable losses charged to expense. During each quarter, we evaluate our finance receivable portfolio to determine the appropriate level of the allowance for finance receivable losses. This policy is discussed in greater detail in Note 2. of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2001. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio.

                    LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sources of funds include operations, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks under credit facilities. AGFI has also historically received capital contributions from its parent to support finance receivable growth and maintain targeted leverage.

Principal sources and uses of cash were as follows:

                                               Nine Months Ended
                                                 September 30,
                                              2002           2001
                                             (dollars in millions)
Principal sources of cash:
  Net issuance of debt                       $1,071.4     $     -
  Operations                                    506.1        519.7
  Capital contribution                           33.0           -

  Total                                      $1,610.5     $  519.7


Principal uses of cash:
  Net originations and purchases
    of finance receivables                   $1,340.5     $  141.1
  Net repayment of debt                            -         115.8
  Dividends paid                                147.0        178.3

  Total                                      $1,487.5     $  435.2


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

Management believes that consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets for issuances of our commercial paper and term debt. We maintain committed bank credit facilities to provide an additional source of liquidity for needs potentially not met through capital markets.

Capital Resources
                                                September 30,
                                             2002           2001
                                            (dollars in millions)

Long-term debt                             $ 8,185.6     $ 6,430.2
Short-term debt                              4,044.4       4,187.0

Total debt                                  12,230.0      10,617.2
Equity                                       1,462.9       1,532.2

Total capital                              $13,692.9     $12,149.4

Net finance receivables                    $13,160.3     $11,618.6
Debt to tangible equity ratio                  8.87x         7.37x


Our capital varies with the level of net finance receivables. The capital mix of debt and equity is based primarily upon maintaining leverage that supports cost-effective funding.

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from two to ten years. AGFI and AGFC obtain most of our floating-rate funding effectively through sales and refinancing of commercial paper. Commercial paper, with maturities ranging from 1 to 270 days, is sold to banks, insurance companies, corporations, and other accredited investors. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days. At September 30, 2002, commercial paper included $437.5 million of extendible commercial notes.

Until fourth quarter 2001, AGFI paid dividends to (or received capital contributions from) its parent to manage our leverage of debt to tangible equity (equity less goodwill and accumulated other comprehensive income) to 7.5 to 1. At the end of fourth quarter 2001, following discussions with credit rating agencies, we increased our leverage target to 9.0 to 1. This increase was based on our success with managing credit risk and maintaining a lower risk finance receivable portfolio. We intend to continue these practices. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. An AGFC financing agreement limits the amount of dividends AGFC may pay. This agreement has not prevented us from managing our capital to targeted leverage.


Credit Facilities

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At September 30, 2002, AGFC had committed credit facilities totaling $3.0 billion, including a facility under which AGFI is an eligible borrower for up to $300 million. The annual commitment fees for the facilities currently average 0.07% and are based upon AGFC's long-term credit ratings.

At September 30, 2002, AGFI and certain of its subsidiaries also had uncommitted credit facilities totaling $171 million which could be increased depending upon lender ability to participate its loans under the facilities.

Available borrowings under all facilities are reduced by any outstanding borrowings. At September 30, 2002, AGFI's outstanding borrowings totaled $60 million. There were no amounts outstanding at September 30, 2001. AGFC guarantees its subsidiary borrowings under uncommitted credit facilities. AGFC does not guarantee any borrowings of AGFI.



         ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Net income                $ 83.2        $ 24.2    $238.8        $158.9
Return on average
  assets (annualized)      2.40%          .72%     2.34%         1.57%
Return on average
  equity (annualized)     23.85%         6.00%    22.99%        13.13%
Ratio of earnings to
  fixed charges                                    1.87x         1.49x


Net income for the three months and nine months ended September 30, 2001 included charges of $78.3 million ($50.9 million aftertax) resulting from our review of our businesses and the assets supporting those businesses, as well as the adoption of AIG's accounting policies and methodologies, in connection with AIG's indirect acquisition of the Company. See Note 8. of the Notes to Condensed Consolidated Financial Statements for further information on these charges.

Including these non-recurring charges, net income increased $59.0 million, or 244%, for the three months ended September 30, 2002 and $79.9 million, or 50%, for the nine months ended September 30, 2002 when compared to the same periods in 2001. Excluding these non-recurring charges, net income increased $8.1 million, or 11%, for the three months ended September 30, 2002 and $29.0 million, or 14%, for the nine months ended September 30, 2002 when compared to the same periods in 2001. See Note 9. of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company's business segments.

Net income for 2002 did not include goodwill amortization due to the adoption of SFAS 142 on January 1, 2002. Net income included goodwill amortization of $1.9 million for the three months and $6.2 million for the nine months ended September 30, 2001.

Factors that specifically affected the Company's operating results were as follows:


Finance Charges
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Finance charges           $   427.5  $   432.0    $ 1,274.2  $ 1,283.0
Average net receivables   $12,324.5  $11,740.4    $12,072.8  $11,755.4
Yield                        13.79%     14.63%       14.10%     14.58%


Finance charges decreased $4.5 million, or 1%, for the three months ended September 30, 2002 and $8.8 million, or 1%, for the nine months ended September 30, 2002 when compared to the same periods in 2001 reflecting lower yield, partially offset by higher average net receivables.

Average net receivables by type were as follows:

                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Real estate loans         $ 8,144.7  $ 7,368.2    $ 7,868.3  $ 7,379.6
Non-real estate loans       2,841.9    2,954.9      2,837.4    2,963.7
Retail sales finance        1,337.9    1,417.3      1,367.1    1,412.1
  Total                   $12,324.5  $11,740.4    $12,072.8  $11,755.4


Average net receivables increased $584.1 million, or 5%, for the three months ended September 30, 2002 and $317.4 million, or 3%, for the nine months ended September 30, 2002 when compared to the same periods in 2001 reflecting real estate loan growth. In response to a weakening economy, we tightened lending underwriting standards last year and discontinued relationships with certain less profitable retail merchants. These factors, coupled with a sluggish economy since mid-2001 and declining market interest rates, have led to higher liquidations and limited opportunities to outpace such liquidations with finance receivable originations. We supplemented originations with portfolio acquisitions, including the third quarter 2002 purchases of $1.1 billion of real estate loans.

Yield by type of finance receivable was as follows:

                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2002          2001      2002          2001

Real estate loans         11.01%        11.85%    11.25%        11.86%
Non-real estate loans     21.39         21.67     21.70         21.59
Retail sales finance      14.55         14.41     14.75         14.12
  Total                   13.79         14.63     14.10         14.58

Yield decreased 84 basis points for the three months ended September 30, 2002 and 48 basis points for the nine months ended September 30, 2002 when compared to the same periods in 2001 primarily reflecting a lower real estate loan yield resulting from the low interest rate environment.


Insurance Revenues
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Insurance revenues        $ 47.8        $ 48.3    $141.4        $146.6
Premiums earned           $ 47.2        $ 47.7    $139.8        $144.9
Insurance revenues
  (annualized) as a
  percentage of average
  net receivables          1.55%         1.65%     1.56%         1.66%


Insurance revenues decreased $.5 million, or 1%, for the three months ended September 30, 2002 and $5.2 million, or 4%, for the nine months ended September 30, 2002 when compared to the same periods in 2001 primarily due to lower earned premiums. Earned premiums decreased due to lower premium volume.

Insurance revenues as a percentage of average net receivables decreased for the three months and nine months ended September 30, 2002 when compared to the same periods in 2001 reflecting a higher proportion of average net receivables that are real estate loans. Our experience is that customers purchase fewer insurance products on real estate loans than on non-real estate loans.


Other Revenues
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Other revenues            $ 19.9        $ 22.4    $ 66.1        $ 68.1
Investment revenue        $ 20.3        $ 20.4    $ 64.4        $ 64.6


Other revenues decreased $2.5 million, or 11%, for the three months ended September 30, 2002 and $2.0 million, or 3%, for the nine months ended September 30, 2002 when compared to the same periods in 2001 primarily due to lower revenue on mortgage warehouse lending activity, partially offset by higher service fee income with a non-subsidiary affiliate. During first quarter 2002, we discontinued the operations of our mortgage warehouse lending subsidiary.

Interest Expense
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Interest expense          $   135.9  $   157.2    $   411.7  $   491.0
Average borrowings        $11,358.3  $10,735.2    $11,146.0  $10,747.6
Borrowing cost                4.78%      5.84%        4.93%      6.09%


Interest expense decreased $21.3 million, or 14%, for the three months ended September 30, 2002 and $79.3 million, or 16%, for the nine months ended September 30, 2002 when compared to the same periods in 2001 primarily due to lower borrowing cost, partially offset by higher average borrowings. Borrowing cost decreased 106 basis points for the three months ended September 30, 2002 and 116 basis points for the nine months ended September 30, 2002 when compared to the same periods in 2001. Federal Reserve actions lowered the federal funds rate a total of 475 basis points between December 2000 and December 2001 resulting in a low market rate environment. These actions resulted in lower rates on short-term and long-term debt. Average borrowings increased $623.1 million, or 6%, for the three months ended September 30, 2002 and $398.4 million, or 4%, for the nine months ended September 30, 2002 when compared to the same periods in 2001 primarily to support real estate loan growth and our increase in leverage.


Operating Expenses
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Operating expenses        $139.4        $142.0    $422.9        $420.0
Operating expenses
  (annualized) as a
  percentage of average
  net receivables          4.53%         4.84%     4.67%         4.76%


Operating expenses decreased $2.6 million, or 2%, for the three months ended September 30, 2002 and increased $2.9 million, or 1%, for the nine months ended September 30, 2002 when compared to the same periods in 2001. The decrease in operating expenses for the three months ended September 30, 2002 reflected lower litigation expenses and the absence of goodwill amortization in 2002. The increase in operating expenses for the nine months ended September 30, 2002 reflected higher salaries and administrative expenses allocated from AIG, partially offset by the absence of goodwill amortization in 2002. The increase in salaries reflected higher competitive compensation. The decrease in operating expenses as a percentage of average net receivables for the three months and nine months ended September 30, 2002 when compared to the same periods in 2001 reflected controlled operating expenses and moderate finance receivable growth.

Provision for Finance Receivable Losses
                                                     At or for the
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Provision for finance
  receivable losses       $ 71.4        $ 66.3    $215.3        $194.0
Net charge-offs           $ 71.4        $ 66.3    $215.3        $189.0
60 day+ delinquency                               $504.3        $432.4
Allowance for finance
  receivable losses                               $466.4        $422.7


Provision for finance receivable losses increased $5.1 million, or 8%, for the three months ended September 30, 2002 and $21.3 million, or 11%, for the nine months ended September 30, 2002 when compared to the same periods in 2001 primarily due to higher net charge-offs.

Charge-off ratios by type of finance receivable were as follows:

                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2002          2001      2002          2001

Real estate loans         0.64%          0.67%    0.65%          0.65%
Non-real estate loans     6.70           5.94     6.76           5.59
Retail sales finance      3.40           2.80     3.26           2.69
  Total                   2.35           2.25     2.39           2.14


The increase in the charge-off ratio for the three months and nine months ended September 30, 2002 when compared to the same periods in 2001 was primarily due to higher net charge-offs on non-real estate loans and retail sales finance receivables reflecting slowing economic conditions.

Delinquency ratios by type of finance receivable were as follows:

                                          September 30,
                                       2002           2001

Real estate loans                     3.26%           3.24%
Non-real estate loans                 5.44            4.83
Retail sales finance                  2.69            2.33
  Total                               3.71            3.55


The increase in the delinquency ratio at September 30, 2002 when compared to September 30, 2001 also reflected slowing economic conditions.

Statistics relating to the allowance for finance receivable losses were as follows:

                                                     At or for the
                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2002          2001      2002          2001

Allowance ratio                                   3.54%          3.64%
Charge-off coverage       1.63x          1.59x    1.62x          1.68x


During each quarter, we evaluate our finance receivable portfolio to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at September 30, 2002 when compared to September 30, 2001 was due to:

     * increases to the allowance for finance receivable losses through the provision for finance receivable losses during the last twelve months totaling $20.0 million (this increase was necessary in response to our increased delinquency and net charge-offs and the higher levels of both unemployment and personal bankruptcies in the United States);
     * increases to the allowance for finance receivable losses during the last twelve months totaling $23.7 million resulting from applying purchase accounting to net portfolio acquisitions.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), improved slightly for the three months ended September 30, 2002 and decreased slightly for the nine months ended September 30, 2002 when compared to the same periods in 2001. The slightly lower charge-off coverage for the nine months ended September 30, 2002 reflected higher net charge-offs, substantially offset by increases to allowance for finance receivable losses.


Insurance Losses and Loss Adjustment Expenses

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2002          2001      2002          2001
                                     (dollars in millions)

Claims incurred          $ 19.4        $ 22.3    $ 62.7        $ 66.5
Change in benefit
  reserves                 (0.2)         (0.8)     (1.7)         (0.8)

Insurance losses and
  loss adjustment
  expenses               $ 19.2        $ 21.5    $ 61.0        $ 65.7

Insurance losses and loss adjustment expenses decreased $2.3 million, or 11%, for the three months ended September 30, 2002 and $4.7 million, or 7%, for the nine months ended September 30, 2002 when compared to the same periods in 2001 primarily due to decreases in claims incurred. Claims incurred decreased $2.9 million for the three months ended September 30, 2002 and $3.8 million for the nine months ended September 30, 2002 primarily due to decreases in claim reserves, partially offset by increases in claims paid.


Other Charges

In third quarter 2001, we recorded charges of $78.3 million ($50.9 million aftertax) resulting from our review of our businesses and the assets supporting those businesses, as well as the adoption of AIG's accounting policies and methodologies, in connection with AIG's indirect acquisition of the Company. See Note 8. of the Notes to Condensed Consolidated Financial Statements for further information on these charges.


Provision for Income Taxes

                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2002          2001      2002          2001
                                      (dollars in millions)

Provision for income
  taxes                   $ 46.0        $ 13.4    $132.0        $ 89.9
Pretax income             $129.2        $ 37.5    $370.8        $248.8
Effective income
  tax rate                35.60%        35.59%    35.60%        36.12%


The provision for income taxes increased $32.6 million, or 245%, for the three months ended September 30, 2002 and $42.1 million, or 47%, for the nine months ended September 30, 2002 when compared to the same periods in 2001 primarily due to higher taxable income resulting from the other charges of $78.3 million in third quarter 2001.


Asset/Liability Management

We manage anticipated cash flows of our assets and liabilities, principally our finance receivables and debt, in an effort to reduce the risk associated with unfavorable changes in interest rates. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the finance receivables being supported. We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary way we accomplish this is by issuing fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also uses interest rate swap agreements to synthetically create fixed-rate, long-term debt by altering the nature of certain floating-rate funding, thereby limiting our exposure to market interest rate increases. Including the effect of interest rate swap agreements that effectively converted short-term or floating-rate debt to a long-term fixed rate, floating-rate debt represented 37% of our average borrowings for the three months and 35% for the nine months ended September 30, 2002 compared to 28% for the three months ended September 30, 2001 and 33% for the nine months ended September 30, 2001.

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company's disclosure controls and procedures based on their evaluation of these controls and procedures within 90 days prior to the filing of this Form 10-Q are as follows:

     The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within required timeframes. The Company's disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     The Company's management, including its principal executive officer and principal financial officer, assesses the adequacy of our disclosure controls and procedures quarterly. Based on these assessments, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b) Changes in internal control. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's most recent evaluation, including any corrective actions with regard to any significant deficiencies and material weaknesses.



                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

See Note 10. of the Notes to Condensed Consolidated Financial
Statements in Part I of this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12)  Computation of Ratio of Earnings to Fixed Charges.

(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the third quarter of 2002.

                              Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN GENERAL FINANCE, INC.
                                          (Registrant)


Date:  November 8, 2002          By  /s/ Donald R. Breivogel, Jr.
                                         Donald R. Breivogel, Jr.
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and
                                       Principal Financial Officer)

                            Certifications


I, Frederick W. Geissinger, Chairman, Chief Executive Officer, and President certify that:

1. I have reviewed this quarterly report on Form 10-Q of American General Finance, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
        Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002


/s/ Frederick W. Geissinger
    Frederick W. Geissinger
Chairman, Chief Executive
  Officer, and President

                            Certifications


I, Donald R. Breivogel, Jr., Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American General Finance, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
        Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002


/s/ Donald R. Breivogel, Jr.
    Donald R. Breivogel, Jr.
Senior Vice President and
  Chief Financial Officer

                             Exhibit Index


Exhibit

 (12)      Computation of Ratio of Earnings to Fixed Charges.