Form 10-Q
period 2003-03-31
AMERICAN GENERAL FINANCE INC
filed 2003-04-30
CIK 25600

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2003

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

At April 30, 2003, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                           TABLE OF CONTENTS


          Item                                                    Page

Part I     1.  Financial Statements . . . . . . . . . . . . . . . .  3

           2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . 12

           4.  Controls and Procedures  . . . . . . . . . . . . . . 24

Part II    1.  Legal Proceedings  . . . . . . . . . . . . . . . . . 25

           6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 25



                         AVAILABLE INFORMATION

The Company files annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the SEC). The SEC maintains a website that contains annual, quarterly, and current reports and other information that issuers (including the Company) file electronically with the SEC. The SEC's website is www.sec.gov. Our annual report on Form 10-K for the year ended December 31, 2002 and this quarterly report on Form 10-Q are available free of charge on our Internet website www.agfinance.com. The information on the Company's website is not incorporated by reference into this report.

                      Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                        2003          2002
                                                      (dollars in thousands)

Revenues
  Finance charges                                     $440,346      $423,854
  Insurance                                             45,708        45,500
  Other                                                 41,151        23,150

Total revenues                                         527,205       492,504

Expenses
  Interest expense                                     142,876       137,232
  Operating expenses                                   163,070       143,615
  Provision for finance receivable losses               71,116        71,059
  Insurance losses and loss adjustment
    expenses                                            20,389        21,982

Total expenses                                         397,451       373,888

Income before provision for income taxes               129,754       118,616

Provision for Income Taxes                              45,711        42,227


Net Income                                            $ 84,043      $ 76,389





See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets



                                                   March 31,    December 31,
                                                     2003            2002
                                                  (Unaudited)
                                                    (dollars in thousands)
Assets

Net finance receivables:
  Real estate loans                               $ 9,688,731    $ 9,498,046
  Non-real estate loans                             2,856,028      2,958,925
  Retail sales finance                              1,311,365      1,389,241

Net finance receivables                            13,856,124     13,846,212
Allowance for finance receivable losses              (460,031)      (463,031)
Net finance receivables, less allowance
  for finance receivable losses                    13,396,093     13,383,181

Investment securities                               1,264,286      1,227,156
Cash and cash equivalents                             252,995        153,660
Other assets                                          967,835        720,289

Total assets                                      $15,881,209    $15,484,286


Liabilities and Shareholder's Equity

Long-term debt                                    $ 9,230,784    $ 9,566,256
Short-term debt                                     3,881,567      3,375,674
Insurance claims and policyholder
  liabilities                                         458,997        472,348
Other liabilities                                     549,665        442,932
Accrued taxes                                          76,758         40,259

Total liabilities                                  14,197,771     13,897,469

Shareholder's equity:
  Common stock                                          1,000          1,000
  Additional paid-in capital                          920,276        920,276
  Accumulated other comprehensive loss                (55,465)       (68,938)
  Retained earnings                                   817,627        734,479

Total shareholder's equity                          1,683,438      1,586,817

Total liabilities and shareholder's equity        $15,881,209    $15,484,286





See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                       2003          2002
                                                     (dollars in thousands)

Cash Flows from Operating Activities
Net income                                          $   84,043    $   76,389
Reconciling adjustments:
  Provision for finance receivable losses               71,116        71,059
  Depreciation and amortization                         45,686        37,613
  Deferral of finance receivable origination
    costs                                              (15,580)      (14,500)
  Deferred income tax charge                               859        10,179
  Origination of real estate loans held for sale      (617,826)         -
  Sales and principal collections of real estate
    loans held for sale                                512,627          -
  Change in other assets and other liabilities          59,556       106,709
  Change in insurance claims and policyholder
    liabilities                                        (13,351)      (17,317)
  Change in taxes receivable and payable                34,358       (12,531)
  Other, net                                            11,744        11,041
  Net cash provided by operating activities            173,232       268,642

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (1,814,381)   (1,558,775)
  Principal collections on finance receivables       1,695,523     1,597,721
  Acquisition of Wilmington Finance, Inc.              (93,189)         -
  Investment securities purchased                     (595,331)     (217,928)
  Investment securities called and sold                556,052       205,457
  Investment securities matured                          7,000         5,845
  Change in premiums on finance receivables
    purchased and deferred charges                      10,071        (5,059)
  Other, net                                            (4,070)       (4,380)
Net cash (used for) provided by investing
  activities                                          (238,325)       22,881

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt             299,580       698,518
  Repayment of long-term debt                         (640,150)     (299,993)
  Change in short-term debt                            505,893      (516,000)
  Dividends paid                                          (895)      (85,003)
Net cash provided by (used for) financing
  activities                                           164,428      (202,478)

Increase in cash and cash equivalents                   99,335        89,045
Cash and cash equivalents at beginning of period       153,660       179,002
Cash and cash equivalents at end of period          $  252,995    $  268,047





See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                        2003          2002
                                                      (dollars in thousands)


Net income                                            $ 84,043      $ 76,389

Other comprehensive gain:

  Net unrealized (losses) gains:
    Investment securities                                4,311       (10,242)
    Interest rate swaps                                 (8,281)        1,136

  Income tax effect:
    Investment securities                               (1,499)        3,584
    Interest rate swaps                                  2,899          (397)

  Net unrealized losses, net of tax                     (2,570)       (5,919)

  Reclassification adjustments for
    realized losses (gains) included
    in net income:
      Investment securities                              2,852        (1,268)
      Interest rate swaps                               21,830        28,391

  Income tax effect:
    Investment securities                                 (998)          444
    Interest rate swaps                                 (7,641)       (9,937)

  Realized losses included in net income,
    net of tax                                          16,043        17,630

Other comprehensive gain, net of tax                    13,473        11,711


Comprehensive income                                  $ 97,516      $ 88,100





See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                               March 31, 2003



Note 1.  Principles of Consolidation

American General Finance, Inc. will be referred to as "AGFI" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States for interim periods. The statements include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all intercompany items. AGFI is an indirect wholly owned subsidiary of American International Group, Inc.
(AIG).



Note 2.  Adjustments and Reclassifications

We made all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair statement of the Company's condensed consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2002.

To conform to the 2003 presentation, we reclassified certain items in the prior period.



Note 3.  Acquisition

Effective January 1, 2003, we acquired 100% of the common stock of Wilmington Finance, Inc. (WFI), a majority owned subsidiary of WSFS Financial Corporation, in a purchase business combination. WFI originates non-conforming residential real estate loans nationally, primarily through broker relationships and, to a lesser extent, directly to consumers, and sells its originated loans to third party investors with servicing released to the purchaser. WFI provides the Company with another source of revenue through its gains on real estate loan sales. The purchase price was $120.8 million, consisting of $25.8 million for net assets and $95.0 million for intangibles. The majority of the tangible assets acquired were real estate loans held for sale. We expect to finalize an independent valuation of the intangibles in second quarter 2003, but we anticipate the majority to be goodwill, which we will assign to our consumer finance business segment. We included the results of WFI's operations in our financial statements beginning January 1, 2003, the effective date of the acquisition, and classified the $95.0 million of intangibles as goodwill.

Note 4.  Accounting Change

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of FIN 45, including, among others, residual value guarantees under capital lease arrangements and loan commitments. The disclosure requirements of FIN 45 were effective as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated results of operations, financial position, or liquidity.



Note 5.  Finance Receivables

Components of net finance receivables by type were as follows:

                                             March 31, 2003
                               Real        Non-real      Retail
                              Estate        Estate        Sales
                               Loans         Loans       Finance     Total
                                         (dollars in thousands)

Gross receivables            $9,617,176  $3,170,424  $1,462,418  $14,250,018
Unearned finance charges
  and points and fees          (146,318)   (396,730)   (163,118)    (706,166)
Accrued finance charges          76,532      37,061      12,160      125,753
Deferred origination costs       13,787      35,444        -          49,231
Premiums, net of discounts      127,554       9,829         (95)     137,288

Total                        $9,688,731  $2,856,028  $1,311,365  $13,856,124


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

Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

                                                 Three Months Ended
                                                      March 31,
                                                2003            2002
                                               (dollars in thousands)

Balance at beginning of period                 $463,031      $448,251
Provision for finance receivable losses          71,116        71,059
Allowance related to net acquired
  receivables                                      -            1,352
Charge-offs                                     (84,444)      (81,044)
Recoveries                                       10,328         9,985

Balance at end of period                       $460,031      $449,603



Note 7.  Derivative Financial Instruments

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

AGFC uses interest rate swap agreements to limit our exposure to market interest rate risk in the funding of our operations. Most of our swaps synthetically convert certain short-term or floating-rate debt to a long-term fixed-rate. The synthetic long-term fixed rates achieved through interest rate swap agreements are slightly lower than could have been achieved by issuing comparable fixed-rate, long-term debt. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. As an alternative to funding without these derivative financial instruments, AGFC's interest rate swap agreements did not have a material effect on the Company's other revenues, interest expense, or net income during the three months ended March 31, 2003 or 2002.



Note 8.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

                                          March 31,      December 31,
                                            2003             2002
                                            (dollars in thousands)

Net unrealized losses on interest
  rate swaps                             $(90,097)           $(98,904)
Net unrealized gains on investment
  securities                               34,632              29,966

Total                                    $(55,465)           $(68,938)

Note 9.  Segment Information

We have two business segments: consumer finance and insurance. Our segments are defined by the type of financial service product offered. The consumer finance segment makes home equity loans, originates secured and unsecured consumer loans, extends lines of credit, and purchases retail sales contracts from, and provides revolving retail services for, retail merchants. We also purchase private label receivables originated by a non-subsidiary affiliate of ours, under a participation agreement. To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables. We also originate real estate loans through brokers for sale to third party investors. We offer credit and non-credit insurance to our consumer finance customers. The insurance segment writes and assumes credit and non-credit insurance through products that are offered principally by the consumer finance segment.

The following tables display information about the Company's segments as well as a reconciliation of total segment pretax income to the condensed consolidated financial statement amounts.

For the three months ended March 31, 2003:

                                Consumer                       Total
                                Finance      Insurance       Segments
                                       (dollars in thousands)
Revenues:
  External:
    Finance charges            $468,591       $   -          $468,591
    Insurance                       226         45,482         45,708
    Other                        17,777         22,490         40,267
  Intercompany                   21,627        (18,049)         3,578
Pretax income                   135,339         21,380        156,719


For the three months ended March 31, 2002:

                                Consumer                       Total
                                Finance      Insurance       Segments
                                       (dollars in thousands)
Revenues:
  External:
    Finance charges            $447,483       $   -          $447,483
    Insurance                       265         45,235         45,500
    Other                        (4,261)        21,899         17,638
  Intercompany                   18,729        (17,978)           751
Pretax income                   118,472         19,017        137,489

Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

                                                 Three Months Ended
                                                      March 31,
                                                2003            2002
                                               (dollars in thousands)
Pretax income:
  Segments                                     $156,719      $137,489
  Corporate                                     (19,489)      (19,307)
  Adjustments                                    (7,476)          434

Consolidated pretax income                     $129,754      $118,616


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                 REPORT OF MANAGEMENT'S RESPONSIBILITY

The Company's management is responsible for the integrity and fair presentation of our condensed consolidated financial statements and all other financial information presented in this report. We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States (GAAP). We made estimates and assumptions that affect amounts recorded in the financial statements and disclosures of contingent assets and liabilities.

The Company's management is responsible for establishing and maintaining an internal control structure and procedures for financial reporting. These systems are designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded according to GAAP under management's direction and that financial records are reliable to prepare financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. The Company's employees are subject to AIG's Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. We do not allow loans to executive officers. The systems include a documented organizational structure and policies and procedures that we communicate throughout the Company. Our internal auditors report directly to AIG to strengthen independence. They continually monitor the operation of our internal controls and report their findings to the Company's management and AIG's internal audit department. We take prompt action to correct control deficiencies and address opportunities for improving the system. The Company's management assesses the adequacy of our internal control structure quarterly. Based on these assessments, management has concluded that the internal control structure and the procedures for financial reporting have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

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

                     CRITICAL ACCOUNTING POLICIES

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly. The Credit Strategy and Policy Committee exercises its judgment, based on each committee member's experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. If its review concludes that an adjustment is necessary, we charge or credit this adjustment to expense through the provision for finance receivable losses. We consider this estimate to be a critical accounting estimate that affects the net income of the Company in total and the pretax operating income of our consumer finance business segment. We document the adequacy of the allowance for finance receivable losses and the analysis of the trends in credit quality considered by the Credit Strategy and Policy Committee to support its conclusions.


                    OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements as defined by Securities and Exchange Commission rules.


                    LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sources of funds include operations, issuances of long-term debt, short-term borrowings in the commercial paper market, and borrowings from banks under credit facilities. AGFI has also historically received capital contributions from its parent to support finance receivable growth and maintain targeted leverage.

Principal sources and uses of cash were as follows:

                                            Three Months Ended
                                                 March 31,
                                            2003           2002
                                           (dollars in millions)
Principal sources of cash:
  Operations                               $173.2         $268.6
  Net issuances of debt                     165.3             -
  Net collections on finance
    receivables                                -            38.9

  Total                                    $338.5         $307.5


Principal uses of cash:
  Net originations and purchases
    of finance receivables                 $118.9         $   -
  Dividends paid                              0.9           85.0
  Net repayment of debt                        -           117.5

  Total                                    $119.8         $202.5

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

Consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets for issuances of our commercial paper and long-term debt. At March 31, 2003, we had $4.0 billion of long-term debt securities registered under the Securities Act of 1933 and available for issuance. We also maintain committed bank credit facilities to provide an additional source of liquidity for needs potentially not met through capital markets.


Capital Resources
                                              March 31,
                                      2003                2002
                                 Amount  Percent     Amount  Percent
                                        (dollars in millions)

Long-term debt                  $ 9,230.8     63%   $ 6,701.1     54%
Short-term debt                   3,881.6     26      4,337.5     35

Total debt                       13,112.4     89     11,038.6     89
Equity                            1,683.4     11      1,357.0     11

Total capital                   $14,795.8    100%   $12,395.6    100%

Net finance receivables         $13,856.1           $11,863.0
Debt to tangible equity ratio       8.85x               8.87x


Our capital varies with the level of net finance receivables. The increase in total capital at March 31, 2003 when compared to March 31, 2002 was greater than our finance receivable growth for the same period due to capital required to support the acquisition of WFI and its operations. The capital mix of debt and equity is based primarily upon maintaining leverage that supports cost-effective funding.

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years. Most floating-rate funding is through AGFI and AGFC sales and refinancing of commercial paper and through AGFC issuance of long-term, floating-rate debt. Commercial paper, with maturities ranging from 1 to 270 days, is sold to banks, insurance companies, corporations, and other accredited investors.
AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days. At March 31, 2003, short-term debt included $303.0 million of extendible commercial notes.

AGFI has paid dividends to (or received capital contributions from) its parent to manage our leverage of debt to tangible equity (equity less goodwill and accumulated other comprehensive income) to 9.0 to 1. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay. These agreements have not prevented AGFI from managing its capital to targeted leverage.


Liquidity Facilities

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At March 31, 2003, AGFC had committed credit facilities totaling $3.0 billion, including a facility under which AGFI is an eligible borrower for up to $300.0 million. The annual commitment fees for the facilities currently average 0.07% and are based upon AGFC's long-term credit ratings.

At March 31, 2003, AGFI and certain of its subsidiaries also had uncommitted credit facilities totaling $173.0 million which could be increased depending upon lender ability to participate its loans under the facilities.

Available borrowings under all facilities are reduced by any outstanding borrowings. At March 31, 2003, AGFI's outstanding borrowings totaled $60.0 million. There were no amounts outstanding at March 31, 2002. AGFC guarantees its subsidiary borrowings under uncommitted credit facilities. AGFC does not guarantee any borrowings of AGFI.



         ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                                                 Three Months Ended
                                                      March 31,
                                                 2003           2002
                                                (dollars in millions)

Net income                                      $ 84.0         $ 76.4
  Amount change                                 $  7.6         $ 11.3
  Percent change                                   10%            17%

Return on average assets (annualized)            2.15%          2.26%
Return on average equity (annualized)           20.66%         22.14%
Ratio of earnings to fixed charges               1.88x          1.84x


See Note 9. of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company's business segments.

Factors that specifically affected the Company's operating results were as follows:


Finance Charges
                                                 Three Months Ended
                                                      March 31,
                                                 2003           2002
                                                (dollars in millions)

Finance charges                                 $   440.3   $   423.9
  Amount change                                 $    16.4   $     3.6
  Percent change                                       4%          1%

Average net receivables                         $13,824.5   $11,942.7
Yield                                              12.88%      14.35%


Finance charges increased due to the following:

                                                 Three Months Ended
                                                      March 31,
                                                 2003           2002
                                                (dollars in millions)

Increase in average net receivables             $ 59.4         $  3.6
Decrease in yield                                (43.0)            -

Total                                           $ 16.4         $  3.6


Average net receivables by type and growth in average net receivables when compared to the same period for the previous year were as follows:

                                  Three Months Ended March 31,
                                  2003                   2002
                           Amount      Growth     Amount      Growth
                                     (dollars in millions)

Real estate loans         $ 9,562.0   $1,894.1   $ 7,667.9    $ 348.7
Non-real estate loans       2,903.3       43.8     2,859.5     (120.2)
Retail sales finance        1,359.2      (56.1)    1,415.3      (23.4)

Total                     $13,824.5   $1,881.8   $11,942.7    $ 205.1

Percent change                             16%                     2%


In 2002, the low interest rate environment caused significant increases in both originations and liquidations of our real estate loans. However, we took advantage of the record real estate loan refinancings that occurred in the market in general and acquired $1.9 billion of real estate loan portfolios from third party originators during the last half of 2002.

Yield by type and changes in yield in basis points (bp) when compared to the same period for the previous year were as follows:

                                   Three Months Ended March 31,
                                     2003                2002
                               Yield     Change     Yield     Change

Real estate loans             10.01%    (140) bp   11.41%     (33) bp
Non-real estate loans         21.51      (44)      21.95       40
Retail sales finance          14.67      (25)      14.92      121

Total                         12.88     (147)      14.35      (12)


Yield decreased for the three months ended March 31, 2003 when compared to the same period in 2002 primarily reflecting a lower real estate loan yield resulting from the low interest rate environment.


Insurance Revenues

Insurance revenues were as follows:
                                                 Three Months Ended
                                                      March 31,
                                                 2003           2002
                                                (dollars in millions)

Earned premiums                                 $45.1           $45.0
Commissions                                       0.6             0.5

Total                                           $45.7           $45.5

Amount change                                   $ 0.2           $(2.6)
Percent change                                     - %            (5)%


Earned premiums remained substantially the same for the three months ended March 31, 2003 when compared to the same period in 2002.

Other Revenues

Other revenues were as follows:
                                                 Three Months Ended
                                                      March 31,
                                                 2003           2002
                                                (dollars in millions)

Investment revenue                              $   19.7     $   22.9
Net gain on real estate loan sales                  19.2           -
Net interest income on real estate
  loans held for sale                                3.2           -
Writedowns on real estate owned                     (2.3)        (2.1)
Net gains on real estate owned sales                 0.4          0.5
Other                                                1.0          1.9

Total                                           $   41.2        $23.2

Amount change                                   $   18.0     $   (1.6)
Percent change                                       78%         (7)%

Average invested assets                         $1,291.8     $1,237.4
Adjusted portfolio yield                           6.68%        6.62%
Net realized (losses) gains on
  investments                                   $   (2.9)    $    1.3


Other revenues increased for the three months ended March 31, 2003 when compared to the same period in 2002 primarily due to net gain on real estate loan sales in 2003, partially offset by lower investment revenue. The increase in net gain on real estate loan sales was due to the acquisition of WFI.


Interest Expense
                                                 Three Months Ended
                                                      March 31,
                                                 2003           2002
                                                (dollars in millions)

Interest expense                                $   142.9   $   137.2
  Amount change                                 $     5.7       (35.0)
  Percent change                                       4%       (20)%

Average borrowings                              $13,023.3   $11,024.5
Borrowing cost                                      4.39%       4.99%


Interest expense increased (decreased) due to the following:

                                                 Three Months Ended
                                                      March 31,
                                                 2003           2002
                                                (dollars in millions)

Increase in average borrowings                  $ 25.0         $  4.5
Decrease in borrowing cost                       (19.3)         (39.5)

Total                                           $  5.7         $(35.0)

Average borrowings by type and changes in average borrowings when compared to the same period for the previous year were as follows:

                                  Three Months Ended March 31,
                                  2003                   2002
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Long-term debt            $ 9,292.7   $2,785.9   $ 6,506.8    $ 895.0
Short-term debt             3,730.6     (787.1)    4,517.7     (536.8)
Deposits                         -          -           -       (79.3)

Total                     $13,023.3   $1,998.8   $11,024.5    $ 278.9

Percent change                             18%                     3%


AGFC issued $3.4 billion of long-term debt during the last half of 2002. The proceeds of these long-term debt issuances were used to support finance receivable growth and to refinance maturing debt.

Borrowing cost by type and changes in borrowing cost in basis points when compared to the same period for the previous year were as follows:

                                   Three Months Ended March 31,
                                     2003                2002
                               Rate      Change     Rate      Change

Long-term debt                 5.04%    (123) bp    6.27%     (47) bp
Short-term debt                2.77      (38)       3.15     (296)

Total                          4.39      (60)       4.99     (145)


Federal Reserve actions lowered the federal funds rate 50 basis points in November 2002 resulting in lower short-term debt rates and lower rates on floating-rate long-term debt for the first quarter of 2003. Federal Reserve actions in 2001 and 2002 created the lowest interest rate environment in forty years and resulted in lower long-term debt rates as new issuances were generally at lower rates than long-term debt being refinanced.


Operating Expenses

Operating expenses were as follows:
                                                 Three Months Ended
                                                      March 31,
                                                 2003           2002
                                                (dollars in millions)

Salaries and benefits                           $ 98.8         $ 81.1
Other                                             64.3           62.5

Total                                           $163.1         $143.6

Amount change                                   $ 19.5         $  8.1
Percent change                                     14%             6%

Operating expenses (annualized)
  as a percentage of average
  net receivables                                4.72%          4.81%

Salaries and benefits increased for the three months ended March 31, 2003 when compared to the same period in 2002 primarily due to the addition of approximately 500 WFI employees, competitive compensation, and rising benefit costs. The improvement in operating expenses as a percentage of average net receivables for the three months ended March 31, 2003 when compared to the same period in 2002 reflected controlled operating expenses and finance receivable growth.


Provision for Finance Receivable Losses
                                                    At or for the
                                                 Three Months Ended
                                                      March 31,
                                                 2003           2002
                                                (dollars in millions)

Provision for finance receivable
  losses                                        $ 71.1         $ 71.1
  Amount change                                 $   -          $ 11.1
  Percent change                                    -%            18%

Net charge-offs                                 $ 74.1         $ 71.1
Charge-off ratio                                 2.14%          2.38%
Charge-off coverage                              1.55x          1.58x

60 day+ delinquency                             $518.8         $457.9
Delinquency ratio                                3.64%          3.70%

Allowance for finance receivable
  losses                                        $460.0         $449.6
Allowance ratio                                  3.32%          3.79%


Net charge-offs by type and changes in net charge-offs when compared to the same period for the previous year were as follows:

                                   Three Months Ended March 31,
                                   2003                   2002
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $12.7        $0.3      $12.4       $ 1.3
Non-real estate loans         49.6         1.9       47.7         7.6
Retail sales finance          11.8         0.8       11.0         2.2

Total                        $74.1        $3.0      $71.1       $11.1


Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same period for the previous year were as follows:

                                   Three Months Ended March 31,
                                     2003                2002
                               Ratio     Change     Ratio     Change

Real estate loans              0.53%     (12) bp    0.65%        4 bp
Non-real estate loans          6.79       16        6.63       126
Retail sales finance           3.45       37        3.08        65

Total                          2.14      (24)       2.38        33

Real estate loan charge-off ratio improved for the three months ended March 31, 2003 when compared to the same period in 2002 primarily due to purchases of higher quality real estate loans during the last half of 2002.

Delinquency by type and changes in delinquency when compared to the same period for the previous year were as follows:

                                   Three Months Ended March 31,
                                   2003                   2002
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $315.7      $59.7      $256.0      $22.7
Non-real estate loans         163.4        1.3       162.1       24.4
Retail sales finance           39.7       (0.1)       39.8        9.1

Total                        $518.8      $60.9      $457.9      $56.2


Delinquency ratios by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

                                   Three Months Ended March 31,
                                     2003                2002
                               Ratio     Change     Ratio     Change

Real estate loans              3.28%      (5) bp    3.33%       19 bp
Non-real estate loans          5.15       (3)       5.18        98
Retail sales finance           2.72       14        2.58        67

Total                          3.64       (6)       3.70        44


The delinquency ratio at March 31, 2003 decreased when compared to March 31, 2002 primarily due to a higher proportion of net finance receivables that are real estate loans, which generally have lower delinquency.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at March 31, 2003 when compared to March 31, 2002 was due to:

     * net increases to the allowance for finance receivable losses through the provision for finance receivable losses during the period totaling $3.0 million (these increases were necessary in response to our increased delinquency and net charge-offs and the higher levels of both unemployment and personal bankruptcies in the United States); and
     * increase to the allowance for finance receivable losses during third quarter 2002 of $7.4 million resulting from a purchase business combination.

The allowance as a percentage of net finance receivables declined in 2003 reflecting purchases of higher quality real estate loans during the last half of 2002.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), decreased slightly for the three months ended March 31, 2003 when compared to the same period in 2002 reflecting slightly higher net charge-offs, substantially offset by increases to allowance for finance receivable losses.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

                                                 Three Months Ended
                                                      March 31,
                                                 2003           2002
                                                (dollars in millions)

Claims incurred                                 $22.6           $24.0
Change in benefit reserves                       (2.2)           (2.0)

Total                                           $20.4           $22.0

Amount change                                   $(1.6)          $(1.3)
Percent change                                   (7)%            (5)%


Claims incurred decreased for the three months ended March 31, 2003 when compared to the same period in 2002 primarily due to decreases in claim reserves.


Provision for Income Taxes
                                                 Three Months Ended
                                                      March 31,
                                                 2003           2002
                                                (dollars in millions)

Provision for income taxes                      $ 45.7         $ 42.2
  Amount change                                 $  3.5         $  5.1
  Percent change                                    8%            14%

Pretax income                                   $129.8         $118.6
Effective income tax rate                       35.23%         35.60%


Provision for income taxes increased for the three months ended March 31, 2003 when compared to the same period in 2002 primarily due to higher taxable income.


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

We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary means by which we accomplish this is by issuing fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also alters the nature of certain floating-rate funding by using interest rate swap agreements to synthetically create fixed-rate, long-term debt, thereby limiting our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the effect of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 41% of average borrowings for the three months ended March 31, 2003 compared to 35% for the same period in 2002.



Item 4.  Controls and Procedures.


(a)  Evaluation of disclosure controls and procedures

     The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company's disclosure controls and procedures based on their evaluation of these controls and procedures as of a date within 90 days of the filing date of this quarterly report on Form 10-Q are as follows:

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

     The Company's management, including its principal executive officer and principal financial officer, assesses the adequacy of our disclosure controls and procedures quarterly. Based on these assessments, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

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

See Note 10. of the Notes to Condensed Consolidated Financial
Statements in Part I of this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     (12)  Computation of Ratio of Earnings to Fixed Charges.

(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the first quarter of 2003.

                              Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN GENERAL FINANCE, INC.
                                          (Registrant)


Date:  April 30, 2003            By  /s/  Donald R. Breivogel, Jr.
                                          Donald R. Breivogel, Jr.
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and
                                       Principal Financial Officer)

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


Date:  April 30, 2003


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


Date:  April 30, 2003


/s/  Donald R. Breivogel, Jr.
     Donald R. Breivogel, Jr.
Senior Vice President and
  Chief Financial Officer

                             Exhibit Index


Exhibit

 (12)      Computation of Ratio of Earnings to Fixed Charges.