Form 10-Q
period 2003-06-30
AMERICAN GENERAL FINANCE INC
filed 2003-07-30
CIK 25600

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2003

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

At July 30, 2003, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                           TABLE OF CONTENTS


          Item                                                    Page

Part I     1.  Financial Statements . . . . . . . . . . . . . . . .  3

           2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . 13

           4.  Controls and Procedures  . . . . . . . . . . . . . . 28

Part II    1.  Legal Proceedings  . . . . . . . . . . . . . . . . . 29

           6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 29



                         AVAILABLE INFORMATION

The Company files annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the SEC). The SEC maintains a website that contains annual, quarterly, and current reports and other information that issuers (including the Company) file electronically with the SEC. The SEC's website is www.sec.gov. Our annual report on Form 10-K for the year ended December 31, 2002 and our 2003 quarterly reports on Form 10-Q are available free of charge on our Internet website www.agfinance.com. The information on the Company's website is not incorporated by reference into this report.

                      Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)



                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                2003        2002        2003          2002
                                         (dollars in thousands)

Revenues
  Finance charges             $441,424    $422,926    $  881,770    $846,780
  Insurance                     42,672      48,050        88,380      93,550
  Other                         63,042      23,087       104,193      46,237

Total revenues                 547,138     494,063     1,074,343     986,567

Expenses
  Interest expense             136,965     138,588       279,841     275,820
  Operating expenses           171,430     139,882       334,500     283,497
  Provision for finance
    receivable losses           76,305      72,852       147,421     143,911
  Insurance losses and loss
    adjustment expenses         15,160      19,811        35,549      41,793

Total expenses                 399,860     371,133       797,311     745,021

Income before provision for
  income taxes                 147,278     122,930       277,032     241,546

Provision for Income Taxes      53,389      43,766        99,100      85,993


Net Income                    $ 93,889    $ 79,164    $  177,932    $155,553




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets



                                                   June 30,     December 31,
                                                     2003            2002
                                                  (Unaudited)
                                                    (dollars in thousands)
Assets

Net finance receivables:
  Real estate loans                               $ 9,863,769    $ 9,498,046
  Non-real estate loans                             2,870,817      2,958,925
  Retail sales finance                              1,296,310      1,389,241

Net finance receivables                            14,030,896     13,846,212
Allowance for finance receivable losses              (462,031)      (463,031)
Net finance receivables, less allowance
  for finance receivable losses                    13,568,865     13,383,181

Investment securities                               1,293,694      1,227,156
Cash and cash equivalents                             273,193        153,660
Other assets                                          987,572        720,289

Total assets                                      $16,123,324    $15,484,286


Liabilities and Shareholder's Equity

Long-term debt                                    $ 9,576,039    $ 9,566,256
Short-term debt                                     3,851,545      3,375,674
Insurance claims and policyholder
  liabilities                                         449,851        472,348
Other liabilities                                     499,479        442,932
Accrued taxes                                          46,940         40,259

Total liabilities                                  14,423,854     13,897,469

Shareholder's equity:
  Common stock                                          1,000          1,000
  Additional paid-in capital                          920,276        920,276
  Accumulated other comprehensive loss                (34,000)       (68,938)
  Retained earnings                                   812,194        734,479

Total shareholder's equity                          1,699,470      1,586,817

Total liabilities and shareholder's equity        $16,123,324    $15,484,286




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)



                                                        Six Months Ended
                                                            June 30,
                                                       2003          2002
                                                     (dollars in thousands)

Cash Flows from Operating Activities
Net income                                          $  177,932    $  155,553
Reconciling adjustments:
  Provision for finance receivable losses              147,421       143,911
  Depreciation and amortization                         96,337        74,106
  Deferral of finance receivable origination
    costs                                              (32,350)      (29,330)
  Deferred income tax charge                               562        11,554
  Origination of real estate loans held for sale    (1,417,697)         -
  Sales and principal collections of real estate
    loans held for sale                              1,280,593          -
  Change in other assets and other liabilities          25,709        50,407
  Change in insurance claims and policyholder
    liabilities                                        (22,497)      (24,463)
  Change in taxes receivable and payable                  (298)      (32,209)
  Other, net                                             8,849        10,235
  Net cash provided by operating activities            264,561       359,764

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (3,846,511)   (3,312,292)
  Principal collections on finance receivables       3,469,158     3,103,542
  Acquisition of Wilmington Finance, Inc.              (93,189)         -
  Investment securities purchased                     (294,558)     (403,234)
  Investment securities called and sold                244,236       345,932
  Investment securities matured                         13,800        11,975
  Change in premiums on finance receivables
    purchased and deferred charges                       6,457       (13,324)
  Other, net                                            (7,575)       (5,292)
Net cash used for investing activities                (508,182)     (272,693)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt           1,175,379     1,195,057
  Repayment of long-term debt                       (1,187,879)     (488,314)
  Change in short-term debt                            475,871      (655,440)
  Dividends paid                                      (100,217)     (146,996)
Net cash provided by (used for)
  financing activities                                 363,154       (95,693)

Increase (decrease) in cash and cash equivalents       119,533        (8,622)
Cash and cash equivalents at beginning of period       153,660       179,002
Cash and cash equivalents at end of period          $  273,193    $  170,380




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)



                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   2003        2002        2003       2002
                                           (dollars in thousands)


Net income                       $ 93,889    $ 79,164    $177,932   $155,553

Other comprehensive gain (loss):

  Net unrealized gains (losses):
    Investment securities          26,617      15,642      30,928      5,400
    Interest rate swaps           (13,328)    (62,560)    (21,609)   (61,424)

  Income tax effect:
    Investment securities          (9,315)     (4,826)    (10,814)    (1,242)
    Interest rate swaps             4,663      21,896       7,562     21,499

  Net unrealized gains (losses),
    net of tax                      8,637     (29,848)      6,067    (35,767)

  Reclassification adjustments
    for realized losses (gains)
    included in net income:
      Investment securities          (554)      2,952       2,298      1,684
      Interest rate swaps          20,288      26,805      42,118     55,196

  Income tax effect:
    Investment securities             194      (1,033)       (804)      (589)
    Interest rate swaps            (7,100)     (9,382)    (14,741)   (19,319)

  Realized losses included in
    net income, net of tax         12,828      19,342      28,871     36,972

Other comprehensive gain (loss),
  net of tax                       21,465     (10,506)     34,938      1,205


Comprehensive income             $115,354    $ 68,658    $212,870   $156,758




See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                                June 30, 2003



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



Note 3.  Acquisition

Effective January 1, 2003, we acquired 100% of the common stock of Wilmington Finance, Inc. (WFI), a majority owned subsidiary of WSFS Financial Corporation, in a purchase business combination. WFI originates non-conforming residential real estate loans nationally, primarily through broker relationships and, to a lesser extent, directly to consumers, and sells its originated loans to third party investors with servicing released to the purchaser. WFI provides the Company with another source of revenue through its gains on real estate loan sales. The purchase price was $120.8 million, consisting of $25.8 million for net assets and $95.0 million for intangibles. The majority of the tangible assets acquired were real estate loans held for sale. We included the results of WFI's operations in our financial statements beginning January 1, 2003, the effective date of the acquisition, and originally classified the $95.0 million of intangibles as goodwill pending an independent valuation. We finalized an independent valuation of the intangibles in second quarter 2003 and reclassified $40.8 million from goodwill to WFI other intangibles. Goodwill and WFI other intangibles are both included in other assets. WFI other intangibles primarily consisted of broker relationships and non-compete agreements and had an initial weighted-average amortization period of 9 years.

Changes in goodwill by business segment were as follows:

                                    Consumer
                                    Finance     Insurance     Total
                                         (dollars in thousands)

Balance December 31, 2002          $149,781     $ 12,104     $161,885
Acquisition of WFI                   95,000         -          95,000
Reclassification to WFI
  other intangibles                 (40,850)        -         (40,850)

Balance June 30, 2003              $203,931     $ 12,104     $216,035


WFI other intangibles of $37.0 million at June 30, 2003 are net of accumulated amortization of $3.8 million recognized during second quarter 2003.

At January 1, 2003, estimated WFI other intangibles amortization expense for the next five years was as follows:

                      WFI Other Intangibles
                      Amortization Expense
                     (dollars in thousands)

2003                         $7,662
2004                          7,212
2005                          6,087
2006                          3,629
2007                          3,629



Note 4.  Accounting Change

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of FIN 45, including, among others, residual value guarantees under capital lease arrangements and loan commitments. The disclosure requirements of FIN 45 were effective as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated results of operations, financial position, or liquidity.

Note 5.  Finance Receivables

Components of net finance receivables by type were as follows:

                                              June 30, 2003
                               Real        Non-real      Retail
                              Estate        Estate        Sales
                               Loans         Loans       Finance     Total
                                         (dollars in thousands)

Gross receivables            $9,797,467  $3,177,422  $1,442,561  $14,417,450
Unearned finance charges
  and points and fees          (143,729)   (387,610)   (158,069)    (689,408)
Accrued finance charges          79,247      38,133      11,974      129,354
Deferred origination costs       15,398      34,673        -          50,071
Premiums, net of discounts      115,386       8,199        (156)     123,429

Total                        $9,863,769  $2,870,817  $1,296,310  $14,030,896


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



Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                 2003          2002      2003          2002
                                           (dollars in thousands)

Balance at beginning of period  $460,031    $449,603    $463,031    $448,251
Provision for finance
  receivable losses               76,305      72,852     147,421     143,911
Allowance related to net
  acquired receivables                 -        -           -          1,352
Charge-offs                      (84,174)    (82,725)   (168,618)   (163,769)
Recoveries                         9,869       9,873      20,197      19,858

Balance at end of period        $462,031    $449,603    $462,031    $449,603

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

AGFC uses interest rate swap agreements to limit our exposure to market interest rate risk in the funding of our operations. Most of our swaps synthetically convert certain short-term or floating-rate debt to a long-term fixed-rate. The synthetic long-term fixed rates achieved through interest rate swap agreements are slightly lower than could have been achieved by issuing comparable fixed-rate, long-term debt. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. As an alternative to funding without these derivative financial instruments, AGFC's interest rate swap agreements did not have a material effect on the Company's other revenues, interest expense, or net income during the six months ended June 30, 2003 or 2002.



Note 8.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

                                          June 30,       December 31,
                                            2003             2002
                                            (dollars in thousands)

Net unrealized losses on interest
  rate swaps                             $(85,574)           $(98,904)
Net unrealized gains on investment
  securities                               51,574              29,966

Total                                    $(34,000)           $(68,938)



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

For the three months ended June 30, 2003:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $464,106       $   -          $464,106
    Insurance                     219         42,453         42,672
    Other                      33,462         20,436         53,898
  Intercompany                 22,709        (16,832)         5,877
Pretax income                 135,851         20,996        156,847


For the three months ended June 30, 2002:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $442,931       $   -          $442,931
    Insurance                     254         47,796         48,050
    Other                      (4,081)        23,058         18,977
  Intercompany                 20,077        (19,308)           769
Pretax income                 107,239         24,045        131,284


For the six months ended June 30, 2003:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $932,697       $   -          $932,697
    Insurance                     445         87,935         88,380
    Other                      51,239         42,926         94,165
  Intercompany                 44,336        (34,881)         9,455
Pretax income                 271,190         42,376        313,566


For the six months ended June 30, 2002:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $890,414       $   -          $890,414
    Insurance                     519         93,031         93,550
    Other                      (8,342)        44,957         36,615
  Intercompany                 38,806        (37,286)         1,520
Pretax income                 225,711         43,062        268,773

Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2003          2002      2003          2002
                                    (dollars in thousands)
Pretax income:
  Segments               $156,847    $131,284    $313,566    $268,773
  Corporate               (10,309)     (5,929)    (29,798)    (25,236)
  Adjustments                 740      (2,425)     (6,736)     (1,991)

Consolidated pretax
  income                 $147,278    $122,930    $277,032    $241,546


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


Other

AGFI and certain of its subsidiaries are also parties to various other lawsuits and proceedings, including certain class action claims, arising in the ordinary course of business. In addition, many of these proceedings are pending in jurisdictions, such as Mississippi, that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations or financial position. However, the continued occurrences of large damage awards in general in the United States, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, create the potential for an unpredictable judgment in any given suit.

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

                      FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and our other publicly available documents may include, and the Company's officers and representatives may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, financial results and reserves. The Company's actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, which could cause the Company's actual results to differ, possibly materially, include, but are not limited to, the following:

     * changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we access capital;
     * changes in the competitive environment in which we operate, including the demand for our products, customer responsiveness to our distribution channels and the formation of business combinations among our competitors;
     * the effectiveness of our credit risk scoring models in assessing the risk of customer unwillingness or inability to repay;
     * shifts in collateral values, contractual delinquencies, credit losses and the levels of unemployment and personal bankruptcies;
     * changes in laws or regulations that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products;
     * the costs and effects of any litigation or governmental inquiries or investigations that are determined adversely to the Company;
     * changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;
     * our ability to integrate the operations of our acquisitions into our business;
     * changes in our ability to attract and retain employees or key executives to support our businesses; and
     * natural events and acts of God such as fires or floods affecting our branches or other operating facilities.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the Securities and Exchange Commission.
We are under no obligation to (and expressly disclaim any such obligation to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

                     CRITICAL ACCOUNTING POLICIES

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly. The Credit Strategy and Policy Committee exercises its judgment, based on quantitative analyses and each committee member's experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. If its review concludes that an adjustment is necessary, we charge or credit this adjustment to expense through the provision for finance receivable losses. We consider this estimate to be a critical accounting estimate that affects the net income of the Company in total and the pretax operating income of our consumer finance business segment. We document the adequacy of the allowance for finance receivable losses and the analysis of the trends in credit quality considered by the Credit Strategy and Policy Committee to support its conclusions.


                    OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements as defined by Securities and Exchange Commission rules.


                    LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sources of funds include operations, issuances of long-term debt, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, and securitizations. AGFI has also historically received capital contributions from its parent to support finance receivable growth and maintain targeted leverage.

In second quarter 2003, AGFC began issuing long-term debt under a retail note program. These senior, unsecured notes are sold by brokers to individual investors for a minimum investment of $1,000 and increments of $1,000.

Also in second quarter 2003, a consolidated special purpose subsidiary of AGFI purchased $266.8 million of real estate loans from seven subsidiaries of AGFC. The AGFI subsidiary securitized $259.1 million of these real estate loans and recorded the transaction as an "on balance sheet" secured financing.

Principal sources and uses of cash were as follows:

                                                Six Months Ended
                                                    June 30,
                                              2003           2002
                                             (dollars in millions)
Principal sources of cash:
  Operations                                 $264.6         $359.8
  Net issuance of debt                        463.4           51.3

  Total                                      $728.0         $411.1


Principal uses of cash:
  Net originations and purchases
    of finance receivables                   $377.4         $208.8
  Dividends paid                              100.2          147.0

  Total                                      $477.6         $355.8


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

Consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets for issuances of our commercial paper and long-term debt. At June 30, 2003, we had $3.4 billion of long-term debt securities registered under the Securities Act of 1933 and available for issuance. We also maintain committed bank credit facilities and the ability to securitize a portion of our finance receivables to provide additional sources of liquidity for needs potentially not met through other funding sources.

Capital Resources
                                              June 30,
                                      2003                2002
                                 Amount  Percent     Amount  Percent
                                        (dollars in millions)

Long-term debt                  $ 9,576.0     63%   $ 7,010.5     56%
Short-term debt                   3,851.6     26      4,198.1     33

Total debt                       13,427.6     89     11,208.6     89
Equity                            1,699.5     11      1,363.7     11

Total capital                   $15,127.1    100%   $12,572.3    100%

Net finance receivables         $14,030.9           $12,041.8
Debt to equity ratio                7.90x               8.22x
Debt to tangible equity ratio       8.85x               8.88x


Reconciliations of equity to tangible equity were as follows:

                                                   June 30,
                                             2003           2002
                                            (dollars in millions)

Equity                                     $ 1,699.5     $ 1,363.7
Goodwill                                      (216.1)       (161.9)
Accumulated other comprehensive loss            34.0          60.5

Tangible equity                            $ 1,517.4     $ 1,262.3


Our capital varies with the level of net finance receivables. The increase in total capital at June 30, 2003 when compared to June 30, 2002 was greater than our finance receivable growth for the same period due to capital required to support the acquisition of WFI and its operations. The capital mix of debt and equity is based primarily upon maintaining leverage that supports cost-effective funding.

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years. Most floating-rate funding is through AGFI and AGFC sales and refinancing of commercial paper and through AGFC issuance of long-term, floating-rate debt. Commercial paper, with maturities ranging from 1 to 270 days, is sold to banks, insurance companies, corporations, and other accredited investors.
AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days. At June 30, 2003, short-term debt included $407.3 million of extendible commercial notes.

AGFI has paid dividends to (or received capital contributions from) its parent to manage our leverage of debt to tangible equity (equity less goodwill and accumulated other comprehensive income) to a 9.0 to 1 target. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay. These agreements have not prevented AGFI from managing its capital to targeted leverage.

Liquidity Facilities

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At June 30, 2003, AGFC had committed credit facilities totaling $3.0 billion, including a facility under which AGFI is an eligible borrower for up to $300.0 million. The annual commitment fees for the facilities currently average 0.07% and are based upon AGFC's long-term credit ratings.

At June 30, 2003, AGFI and certain of its subsidiaries also had uncommitted credit facilities totaling $173.0 million which could be increased depending upon lender ability to participate its loans under the facilities.

Available borrowings under all facilities are reduced by any outstanding borrowings. At June 30, 2003, AGFI's outstanding borrowings totaled $60.0 million. There were no amounts outstanding at June 30, 2002. AGFC guarantees its subsidiary borrowings under uncommitted credit facilities. AGFC does not guarantee any borrowings of AGFI.



         ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Net income               $ 93.9        $ 79.2    $177.9        $155.6
  Amount change          $ 14.7        $  9.6    $ 22.3        $ 20.8
  Percent change            19%           14%       14%           15%

Return on average
  assets (annualized)     2.34%         2.35%     2.25%         2.30%
Return on average
  equity (annualized)    21.84%        22.96%    21.26%        22.55%
Ratio of earnings to
  fixed charges                                   1.96x         1.85x


See Note 9. of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company's business segments.

Factors that specifically affected the Company's operating results were as follows:


Finance Charges
                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Finance charges          $   441.4  $   422.9    $   881.8  $   846.8
  Amount change          $    18.5  $    (7.8)   $    35.0  $    (4.2)
  Percent change                4%       (2)%           4%         -%

Average net receivables  $13,937.4  $11,951.2    $13,880.9  $11,947.0
Yield                       12.70%     14.19%       12.79%     14.27%


Finance charges increased (decreased) due to the following:

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Increase in average
  net receivables        $ 61.5        $  1.7    $120.9        $  5.3
Decrease in yield         (43.0)         (9.5)    (85.9)         (9.5)

Total                    $ 18.5        $ (7.8)   $ 35.0        $ (4.2)


Average net receivables by type and growth in average net receivables when compared to the same periods for the previous year were as follows:

                                  Three Months Ended June 30,
                                  2003                   2002
                           Amount      Growth     Amount      Growth
                                     (dollars in millions)

Real estate loans         $ 9,780.1   $1,987.9   $ 7,792.2    $ 340.8
Non-real estate loans       2,861.9       51.0     2,810.9     (145.6)
Retail sales finance        1,295.4      (52.7)    1,348.1      (32.3)

Total                     $13,937.4   $1,986.2   $11,951.2    $ 162.9

Percent change                             17%                     1%


                                   Six Months Ended June 30,
                                  2003                   2002
                           Amount      Growth     Amount      Growth
                                     (dollars in millions)

Real estate loans         $ 9,671.0   $1,941.0   $ 7,730.0    $ 344.7
Non-real estate loans       2,882.6       47.3     2,835.3     (132.9)
Retail sales finance        1,327.3      (54.4)    1,381.7      (27.8)

Total                     $13,880.9   $1,933.9   $11,947.0    $ 184.0

Percent change                             16%                     2%

In 2002, the low interest rate environment caused significant increases in both originations and liquidations of our real estate loans. However, we took advantage of the record real estate loan refinancings that occurred in the market in general and acquired $1.9 billion of real estate loan portfolios from third party originators during the last half of 2002.

Yield by type and changes in yield in basis points (bp) when compared to the same periods for the previous year were as follows:

                                   Three Months Ended June 30,
                                     2003                2002
                               Yield     Change     Yield     Change

Real estate loans              9.88%    (147) bp   11.35%     (63) bp
Non-real estate loans         21.34      (43)      21.77       22
Retail sales finance          14.84        6       14.78       54

Total                         12.70     (149)      14.19      (45)


                                     Six Months Ended June 30,
                                     2003                2002
                               Yield     Change     Yield     Change

Real estate loans              9.95%    (143) bp   11.38%     (48) bp
Non-real estate loans         21.43      (43)      21.86       31
Retail sales finance          14.75      (10)      14.85       88

Total                         12.79     (148)      14.27      (29)


Yield decreased for the three and six months ended June 30, 2003 when compared to the same periods in 2002 primarily reflecting a lower real estate loan yield resulting from the low interest rate environment.


Insurance Revenues

Insurance revenues were as follows:

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Earned premiums          $42.1          $47.5    $87.2          $92.5
Commissions                0.6            0.6      1.2            1.1

Total                    $42.7          $48.1    $88.4          $93.6

Amount change            $(5.4)         $(2.1)   $(5.2)         $(4.7)
Percent change           (11)%           (4)%     (6)%           (5)%


Earned premiums decreased for the three and six months ended June 30, 2003 when compared to the same periods in 2002 due to the release of premiums resulting from the termination of a reinsurance agreement and lower premium volume. Premium volume decreased due to customers purchasing fewer non-credit insurance products.

Other Revenues

Other revenues were as follows:

                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                           2003          2002      2003         2002
                                      (dollars in millions)

Net gain on sale of real
  estate loans held for
  sale                    $   33.7    $     -     $   52.9   $     -
Investment revenue            21.3        21.2        41.0       44.2
Net interest income on
  real estate loans held
  for sale                     6.1          -          9.3         -
Writedowns on real estate
  owned                       (1.8)       (2.4)       (4.1)      (4.5)
Net gains on real estate
  owned sales                  1.0         0.9         1.4        1.4
Other                          2.7         3.4         3.7        5.1

Total                     $   63.0    $   23.1    $  104.2   $   46.2

Amount change             $   39.9    $    2.3    $   58.0   $    0.5
Percent change                173%         11%        125%         1%

Average invested assets   $1,298.0    $1,244.5    $1,294.9   $1,241.0
Adjusted portfolio yield     5.94%       7.50%       6.32%      7.05%
Net realized gains
  (losses) on
  investments             $    0.6    $   (3.0)   $   (2.3)  $   (1.7)


Other revenues increased for the three and six months ended June 30, 2003 when compared to the same periods in 2002 primarily due to net gain on sale of real estate loans held for sale and net interest income on real estate loans held for sale in 2003 resulting from the acquisition of WFI in first quarter 2003.


Interest Expense
                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2003          2002      2003          2002
                                      (dollars in millions)

Interest expense         $   137.0  $   138.6    $   279.8  $   275.8
  Amount change          $    (1.6) $   (23.0)   $     4.0  $   (58.0)
  Percent change              (1)%      (14)%           1%      (17)%

Average borrowings       $13,232.8  $11,051.4    $13,137.5  $11,038.0
Borrowing cost               4.12%      5.02%        4.26%      5.00%

Interest expense (decreased) increased due to the following:

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Increase in average
  borrowings             $ 27.5        $  4.3    $ 52.5        $  8.8
Decrease in borrowing
  cost                    (29.1)        (27.3)    (48.5)        (66.8)

Total                    $ (1.6)       $(23.0)   $  4.0        $(58.0)


Average borrowings by type and changes in average borrowings when compared to the same periods for the previous year were as follows:

                                  Three Months Ended June 30,
                                  2003                   2002
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Long-term debt            $ 9,313.4   $2,386.7   $ 6,926.7   $1,253.0
Short-term debt             3,919.4     (205.3)    4,124.7     (870.6)
Deposits                         -          -           -       (93.2)

Total                     $13,232.8   $2,181.4   $11,051.4   $  289.2

Percent change                             20%                     3%


                                   Six Months Ended June 30,
                                  2003                   2002
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Long-term debt            $ 9,312.5   $2,594.6   $ 6,717.9   $1,075.0
Short-term debt             3,825.0     (495.1)    4,320.1     (683.8)
Deposits                         -          -           -      (107.1)

Total                     $13,137.5   $2,099.5   $11,038.0   $  284.1

Percent change                             19%                     3%


AGFC issued $3.4 billion of long-term debt during the last half of 2002. The proceeds of these long-term debt issuances were used to support finance receivable growth and to refinance maturing debt.

Borrowing cost by type and changes in borrowing cost in basis points when compared to the same periods for the previous year were as follows:

                                    Three Months Ended June 30,
                                    2003                 2002
                               Rate      Change     Rate      Change

Long-term debt                 4.76%    (143) bp    6.19%     (53) bp
Short-term debt                2.63      (42)       3.05     (215)

Total                          4.12      (90)       5.02      (99)


                                     Six Months Ended June 30,
                                    2003                 2002
                               Rate      Change     Rate      Change

Long-term debt                 4.90%    (132) bp    6.22%     (51) bp
Short-term debt                2.70      (40)       3.10     (255)

Total                          4.26      (74)       5.00     (122)


Federal Reserve actions lowered the federal funds rate 50 basis points in November 2002 and 25 basis points in June 2003 which resulted in lower short-term debt rates and lower rates on floating-rate long-term debt for 2003. Federal Reserve actions from 2001 through June 2003 created the lowest interest rate environment in 45 years and resulted in lower long-term debt rates as new issuances were at substantially lower rates than long-term debt being refinanced.


Operating Expenses

Operating expenses were as follows:

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Salaries and benefits    $101.9        $ 79.1    $200.7        $160.2
Other                      69.5          60.8     133.8         123.3

Total                    $171.4        $139.9    $334.5        $283.5

Amount change            $ 31.5        $ (2.6)   $ 51.0        $  5.5
Percent change              23%          (2)%       18%            2%

Operating expenses
  (annualized) as a
  percentage of average
  net receivables         4.92%         4.68%     4.82%         4.75%

Salaries and benefits increased for the three and six months ended June 30, 2003 when compared to the same periods in 2002 primarily due to the addition of approximately 500 WFI employees in first quarter 2003, competitive compensation, and rising benefit costs. The increase in operating expenses as a percentage of average net receivables for the three and six months ended June 30, 2003 when compared to the same periods in 2002 reflected increased operating expenses due to the acquisition of WFI. WFI originations are classified as real estate loans held for sale, which are included in other assets and not in net finance receivables.


Provision for Finance Receivable Losses
                                                     At or for the
                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Provision for finance
  receivable losses      $76.3          $72.9    $147.4        $143.9
  Amount change          $ 3.4          $ 5.3    $  3.5        $ 16.2
  Percent change            5%             8%        2%           13%

Net charge-offs          $74.3          $72.9    $148.4        $143.9
Charge-off ratio         2.14%          2.44%     2.14%         2.41%
Charge-off coverage      1.55x          1.54x     1.56x         1.56x

60 day+ delinquency                              $526.3        $454.6
Delinquency ratio                                 3.65%         3.63%

Allowance for finance
  receivable losses                              $462.0        $449.6
Allowance ratio                                   3.29%         3.73%


Net charge-offs by type and changes in net charge-offs when compared to the same periods for the previous year were as follows:

                                   Three Months Ended June 30,
                                   2003                   2002
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $15.0       $ 2.3      $12.7       $ 0.4
Non-real estate loans         47.9        (1.0)      48.9         8.5
Retail sales finance          11.4         0.1       11.3         1.4

Total                        $74.3       $ 1.4      $72.9       $10.3


                                    Six Months Ended June 30,
                                   2003                   2002
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $ 27.7      $ 2.7      $ 25.0     $  1.7
Non-real estate loans          97.5        0.8        96.7       16.0
Retail sales finance           23.2        1.0        22.2        3.5

Total                        $148.4      $ 4.5      $143.9     $ 21.2

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same periods for the previous year were as follows:

                                    Three Months Ended June 30,
                                     2003                2002
                               Ratio     Change     Ratio     Change

Real estate loans              0.61%      (4) bp    0.65%      (1) bp
Non-real estate loans          6.70      (27)       6.97      149
Retail sales finance           3.53       21        3.32       46

Total                          2.14      (30)       2.44       31


                                     Six Months Ended June 30,
                                     2003                2002
                               Ratio     Change     Ratio     Change

Real estate loans              0.57%      (8) bp    0.65%        2 bp
Non-real estate loans          6.75       (5)       6.80       138
Retail sales finance           3.49       29        3.20        56

Total                          2.14      (27)       2.41        32


The decrease in total charge-off ratio for the three and six months ended June 30, 2003 when compared to the same periods in 2002 reflected a higher proportion of average net receivables that are real estate loans. The improvement in real estate loan charge-off ratio reflected purchases of higher quality real estate loans during the last half of 2002.

Delinquency by type and changes in delinquency when compared to the same period for the previous year were as follows:

                                             June 30,
                                   2003                   2002
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $321.6      $66.1      $255.5      $28.0
Non-real estate loans         166.7        5.9       160.8       15.4
Retail sales finance           38.0       (0.3)       38.3        7.1

Total                        $526.3      $71.7      $454.6      $50.5

Delinquency ratios by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

                                             June 30,
                                     2003                2002
                               Ratio     Change     Ratio     Change

Real estate loans              3.28%        4 bp    3.24%       21 bp
Non-real estate loans          5.25        14       5.11        71
Retail sales finance           2.63         9       2.54        58

Total                          3.65         2       3.63        37


Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at June 30, 2003 when compared to June 30, 2002 was due to the following:

     * increase to the allowance for finance receivable losses during third quarter 2002 of $7.4 million resulting from a purchase business combination; and
     * net increases to the allowance for finance receivable losses through the provision for finance receivable losses during the period totaling $5.0 million (these increases were in response to our increased delinquency and net charge-offs and the higher levels of both unemployment and personal bankruptcies in the United States).

The allowance as a percentage of net finance receivables declined in 2003 reflecting purchases of higher quality real estate loans during the last half of 2002.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), remained near the same for the three and six months ended June 30, 2003 when compared to the same periods in 2002 reflecting slightly higher net charge-offs, offset by increases to allowance for finance receivable losses.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Claims incurred          $19.4          $19.4    $42.0          $43.4
Change in benefit
  reserves                (4.2)           0.4     (6.5)          (1.6)

Total                    $15.2          $19.8    $35.5          $41.8

Amount change            $(4.6)         $(1.2)   $(6.3)         $(2.4)
Percent change           (23)%           (6)%    (15)%           (6)%


The decline in benefit reserves for the three and six months ended June 30, 2003 when compared to the same periods in 2002 reflected the release of benefit reserves resulting from the termination of a reinsurance agreement and lower premium volume of our non-credit life products.


Provision for Income Taxes

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Provision for income
  taxes                  $ 53.4        $ 43.8    $ 99.1        $ 86.0
  Amount change          $  9.6        $  4.4    $ 13.1        $  9.5
  Percent change            22%           11%       15%           12%

Pretax income            $147.3        $122.9    $277.0        $241.5
Effective income
  tax rate               36.25%        35.60%    35.77%        35.60%


Provision for income taxes increased for the three and six months ended June 30, 2003 when compared to the same periods in 2002 primarily due to higher taxable income.


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

We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary means by which we accomplish this is by issuing fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also alters the nature of certain floating-rate funding by using interest rate swap agreements to synthetically create fixed-rate, long-term debt, thereby limiting our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the effect of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 44% of our average borrowings for the three months ended June 30, 2003 and 43% of our average borrowings for the six months ended June 30, 2003 compared to 34% for the three and six months ended June 30, 2002.



Item 4.  Controls and Procedures.


(a)  Evaluation of disclosure controls and procedures

     The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company's disclosure controls and procedures based on their evaluation of these controls and procedures as of June 30, 2003 are as follows:

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

     The Company's management, including its principal executive officer and principal financial officer, assesses the adequacy of our disclosure controls and procedures as of the end of each quarter. Based on these assessments, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)  Changes in internal control over financial reporting

     There was no change in the Company's internal control over financial reporting, that occurred during the three months ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

See Note 10. of the Notes to Condensed Consolidated Financial
Statements in Part I of this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     Exhibits are listed in the Exhibit Index beginning on page 31 herein.

(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the second quarter of 2003.

                              Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN GENERAL FINANCE, INC.
                                          (Registrant)


Date:  July 30, 2003             By  /s/ Donald R. Breivogel, Jr.
                                         Donald R. Breivogel, Jr.
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and
                                       Principal Financial Officer)

                             Exhibit Index


Exhibit

 (12)      Computation of Ratio of Earnings to Fixed Charges

 (31.1)    Rule 13a-14(a)/15d-14(a) Certifications

 (31.2)    Rule 13a-14(a)/15d-14(a) Certifications

 (32)      Section 1350 Certifications