Form 10-Q
period 2003-09-30
AMERICAN GENERAL FINANCE INC
filed 2003-10-28
CIK 25600

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2003

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

At October 28, 2003, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

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

           6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 28



                         AVAILABLE INFORMATION

The Company files annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the SEC). The SEC maintains a website that contains annual, quarterly, and current reports and other information that issuers (including the Company) file electronically with the SEC. The SEC's website is www.sec.gov. Our annual report on Form 10-K for the year ended December 31, 2002 and our 2003 quarterly reports on Form 10-Q are available free of charge on our Internet website www.agfinance.com. The information on the Company's website is not incorporated by reference into this report. The website addresses listed above are provided for the information of the reader and are not intended to be active links.

                      Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)



                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                                2003       2002        2003           2002
                                         (dollars in thousands)

Revenues
  Finance charges             $445,241   $427,457    $1,327,011   $1,274,237
  Insurance                     46,307     47,839       134,687      141,389
  Other                         61,742     19,896       165,935       66,133

Total revenues                 553,290    495,192     1,627,633    1,481,759

Expenses
  Interest expense             132,263    135,914       412,104      411,734
  Operating expenses           169,519    139,424       504,019      422,921
  Provision for finance
    receivable losses           82,362     71,404       229,783      215,315
  Insurance losses and loss
    adjustment expenses         17,438     19,201        52,987       60,994

Total expenses                 401,582    365,943     1,198,893    1,110,964

Income before provision for
  income taxes                 151,708    129,249       428,740      370,795

Provision for Income Taxes      56,969     46,013       156,069      132,006


Net Income                    $ 94,739   $ 83,236    $  272,671   $  238,789




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets



                                                 September 30,  December 31,
                                                    2003             2002
                                                 (Unaudited)
                                                   (dollars in thousands)
Assets

Net finance receivables:
  Real estate loans                              $10,457,162     $ 9,498,046
  Non-real estate loans                            2,870,403       2,958,925
  Retail sales finance                             1,296,685       1,389,241

Net finance receivables                           14,624,250      13,846,212
Allowance for finance receivable losses             (466,031)       (463,031)
Net finance receivables, less allowance
  for finance receivable losses                   14,158,219      13,383,181

Investment securities                              1,287,783       1,227,156
Cash and cash equivalents                            235,244         153,660
Other assets                                         781,211         720,289

Total assets                                     $16,462,457     $15,484,286


Liabilities and Shareholder's Equity

Long-term debt                                   $10,082,778     $ 9,566,256
Short-term debt                                    3,627,705       3,375,674
Insurance claims and policyholder
  liabilities                                        443,697         472,348
Other liabilities                                    531,548         442,932
Accrued taxes                                         45,003          40,259

Total liabilities                                 14,730,731      13,897,469

Shareholder's equity:
  Common stock                                         1,000           1,000
  Additional paid-in capital                         920,276         920,276
  Accumulated other comprehensive loss               (29,481)        (68,938)
  Retained earnings                                  839,931         734,479

Total shareholder's equity                         1,731,726       1,586,817

Total liabilities and shareholder's equity       $16,462,457     $15,484,286




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)



                                                       Nine Months Ended
                                                         September 30,
                                                       2003          2002
                                                     (dollars in thousands)

Cash Flows from Operating Activities
Net income                                          $  272,671    $  238,789
Reconciling adjustments:
  Provision for finance receivable losses              229,783       215,315
  Depreciation and amortization                        144,096       109,415
  Deferral of finance receivable origination
    costs                                              (50,213)      (44,080)
  Deferred income tax charge                                72         8,865
  Origination of real estate loans held for sale    (1,751,151)         -
  Sales and principal collections of real estate
    loans held for sale                              1,784,238          -
  Change in other assets and other liabilities          94,276        48,876
  Change in insurance claims and policyholder
    liabilities                                        (28,651)      (30,087)
  Change in taxes receivable and payable                (2,286)      (48,449)
  Other, net                                             9,899         7,478
  Net cash provided by operating activities            702,734       506,122

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (6,401,514)   (5,944,368)
  Principal collections on finance receivables       5,344,721     4,603,854
  Acquisition of Wilmington Finance, Inc.              (93,189)         -
  Investment securities purchased                     (373,595)     (506,049)
  Investment securities called and sold                305,845       457,858
  Investment securities matured                         18,375        22,975
  Change in premiums on finance receivables
    purchased and deferred charges                         617       (59,806)
  Other, net                                           (12,041)       (9,145)
Net cash used for investing activities              (1,210,781)   (1,434,681)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt           1,726,899     2,922,962
  Repayment of long-term debt                       (1,222,080)   (1,042,490)
  Change in short-term debt                            252,031      (809,120)
  Capital contribution from parent                        -           33,000
  Dividends paid                                      (167,219)     (146,996)
Net cash provided by financing activities              589,631       957,356

Increase in cash and cash equivalents                   81,584        28,797
Cash and cash equivalents at beginning of period       153,660       179,002
Cash and cash equivalents at end of period          $  235,244    $  207,799




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)



                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                   2003        2002        2003       2002
                                           (dollars in thousands)


Net income                       $ 94,739    $ 83,236    $272,671   $238,789

Other comprehensive gain (loss):

  Net unrealized gains (losses):
    Investment securities         (18,897)     29,024      12,031     34,424
    Interest rate swaps             8,092     (80,029)    (13,517)  (141,453)

  Income tax effect:
    Investment securities           6,614     (10,807)     (4,200)   (12,049)
    Interest rate swaps            (2,831)     28,009       4,731     49,508

  Net unrealized losses, net
    of tax                         (7,022)    (33,803)       (955)   (69,570)

  Reclassification adjustments
    for realized losses
    included in net income:
      Investment securities         2,022         911       4,320      2,595
      Interest rate swaps          15,735      24,851      57,853     80,047

  Income tax effect:
    Investment securities            (708)       (319)     (1,512)      (908)
    Interest rate swaps            (5,508)     (8,697)    (20,249)   (28,016)

  Realized losses included
    in net income, net of tax      11,541      16,746      40,412     53,718

Other comprehensive gain (loss),
  net of tax                        4,519     (17,057)     39,457    (15,852)


Comprehensive income             $ 99,258    $ 66,179    $312,128   $222,937




See Notes to Condensed Consolidated Financial Statements.

               AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                             September 30, 2003



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



Note 3.  Acquisition

Effective January 1, 2003, we acquired 100% of the common stock of Wilmington Finance, Inc. (WFI), a majority owned subsidiary of WSFS Financial Corporation, in a purchase business combination. WFI originates non-conforming residential real estate loans nationally, primarily through broker relationships and, to a lesser extent, directly to consumers, and sells its originated loans to third party investors with servicing released to the purchaser. WFI also provides, for a fee, marketing, certain origination processing services, loan servicing, and related services for a non-subsidiary affiliate's origination and sale of non-conforming residential real estate loans. WFI provides the Company with another source of revenue through its gains on real estate loan sales and servicing fees. The purchase price was $120.8 million, consisting of $25.8 million for net assets and $95.0 million for intangibles. The majority of the tangible assets acquired were real estate loans held for sale. We included the results of WFI's operations in our financial statements beginning January 1, 2003, the effective date of the acquisition, and originally classified the $95.0 million of intangibles as goodwill pending an independent valuation. We finalized an independent valuation of the intangibles in second quarter 2003 and reclassified $40.8 million from goodwill to WFI other intangibles. Goodwill and WFI other intangibles are both included in other assets. WFI other intangibles primarily consisted of broker relationships and non-compete agreements and had an initial weighted-average amortization period of 9 years.

Changes in goodwill by business segment were as follows:

                                    Consumer
                                    Finance     Insurance     Total
                                         (dollars in thousands)

Balance December 31, 2002          $149,781     $ 12,104     $161,885
Acquisition of WFI                   95,000         -          95,000
Reclassification to WFI
  other intangibles                 (40,850)        -         (40,850)

Balance September 30, 2003         $203,931     $ 12,104     $216,035


WFI other intangibles of $35.1 million at September 30, 2003 are net of accumulated amortization of $5.7 million recognized during second and third quarter 2003.

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

Note 5.  Finance Receivables

Components of net finance receivables by type were as follows:

                                           September 30, 2003
                               Real        Non-real      Retail
                              Estate        Estate        Sales
                               Loans         Loans       Finance     Total
                                        (dollars in thousands)

Gross receivables           $10,393,171  $3,168,455  $1,440,658  $15,002,284
Unearned finance charges
  and points and fees          (140,251)   (376,845)   (156,068)    (673,164)
Accrued finance charges          80,824      37,839      12,108      130,771
Deferred origination costs       17,824      33,907        -          51,731
Premiums, net of discounts      105,594       7,047         (13)     112,628

Total                       $10,457,162  $2,870,403  $1,296,685  $14,624,250


                                            December 31, 2002
                               Real        Non-real      Retail
                              Estate        Estate        Sales
                               Loans         Loans       Finance     Total
                                         (dollars in thousands)

Gross receivables           $ 9,409,294  $3,297,232  $1,550,215  $14,256,741
Unearned finance charges
  and points and fees          (148,421)   (432,747)   (176,463)    (757,631)
Accrued finance charges          79,664      41,788      13,194      134,646
Deferred origination costs       12,864      36,223        -          49,087
Premiums, net of discounts      144,645      16,429       2,295      163,369

Total                       $ 9,498,046  $2,958,925  $1,389,241  $13,846,212



Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                 2003          2002      2003          2002
                                           (dollars in thousands)

Balance at beginning of period  $462,031    $449,603    $463,031    $448,251
Provision for finance
  receivable losses               82,362      71,404     229,783     215,315
Allowance related to net
  acquired receivables              -         16,799        -         18,151
Charge-offs                      (88,395)    (80,974)   (257,013)   (244,743)
Recoveries                        10,033       9,570      30,230      29,428

Balance at end of period        $466,031    $466,402    $466,031    $466,402

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

AGFC uses interest rate swap agreements to limit our exposure to market interest rate risk in the funding of our operations. Most of our swaps synthetically convert certain short-term or floating-rate debt to a long-term fixed-rate. The synthetic long-term fixed rates achieved through interest rate swap agreements are slightly lower than could have been achieved by issuing comparable fixed-rate, long-term debt. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. As an alternative to funding without these derivative financial instruments, AGFC's interest rate swap agreements did not have a material effect on the Company's net income during the nine months ended September 30, 2003 or 2002.



Note 8.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

                                         September 30,   December 31,
                                             2003            2002
                                            (dollars in thousands)

Net unrealized losses on interest
  rate swaps                             $(70,086)           $(98,904)
Net unrealized gains on investment
  securities                               40,605              29,966

Total                                    $(29,481)           $(68,938)



Note 9.  Segment Information

We have two business segments: consumer finance and insurance. Our segments are defined by the type of financial service product offered. The consumer finance segment makes home equity loans, originates secured and unsecured consumer loans, extends lines of credit, and purchases retail sales contracts from, and provides revolving retail services for, retail merchants. We also purchase, from a non-subsidiary affiliate, private label receivables under a participation agreement and real estate loans under a purchase agreement. To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables. We also originate real estate loans through brokers for sale to third party investors. We offer credit and non-credit insurance to our consumer finance customers. The insurance segment writes and assumes credit and non-credit insurance through products that are offered principally by the consumer finance segment.

The following tables display information about the Company's segments as well as a reconciliation of total segment pretax income to the condensed consolidated financial statement amounts.

For the three months ended September 30, 2003:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $  466,083     $   -        $  466,083
    Insurance                       248       46,059         46,307
    Other                        32,071       21,245         53,316
  Intercompany                   23,502      (18,177)         5,325
Pretax income                   134,152       24,608        158,760


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


For the nine months ended September 30, 2003:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $1,398,780     $   -        $1,398,780
    Insurance                       693      133,994        134,687
    Other                        83,310       64,171        147,481
  Intercompany                   67,838      (53,058)        14,780
Pretax income                   405,342       66,984        472,326


For the nine months ended September 30, 2002:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $1,336,106     $   -        $1,336,106
    Insurance                       760      140,629        141,389
    Other                       (12,391)      65,976         53,585
  Intercompany                   58,462      (56,154)         2,308
Pretax income                   345,908       65,893        411,801

Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2003          2002      2003          2002
                                    (dollars in thousands)
Pretax income:
  Segments               $158,760    $143,028    $472,326    $411,801
  Corporate                (5,680)    (12,452)    (35,478)    (37,684)
  Adjustments              (1,372)     (1,327)     (8,108)     (3,322)

Consolidated pretax
  income                 $151,708    $129,249    $428,740    $370,795


Adjustments for pretax income include realized gains (losses) and certain other investment revenue and pension expense.



Note 10.  Legal Contingencies

Satellite Dish Operations Bankruptcy

In August 1999, a subsidiary of the Company, A.G. Financial Service Center, Inc. (Financial Service Center), formerly named American General Financial Center, filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code. The decision to reorganize was necessitated by the judgment rendered against Financial Service Center by a Mississippi state court in May 1999 in the amount of $167 million. The filing for reorganization under Chapter 11 was limited to Financial Service Center.

The plan of reorganization was confirmed by the bankruptcy court in February 2001, distributions under the plan were substantially completed, and in September 2003 the court closed the case. Certain creditors have appealed the 2001 confirmation of the plan (and the appeals are still pending), but we do not expect their appeal to prevail.


Other

AGFI and certain of its subsidiaries are also parties to various other lawsuits and proceedings, including certain purported class action claims, arising in the ordinary course of business. In addition, many of these proceedings are pending in jurisdictions, such as Mississippi, that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations or financial position. However, the continued occurrences of large damage awards in general in the United States, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, create the potential for an unpredictable judgment in any given suit.

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

                      FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and our other publicly available documents may include, and the Company's officers and representatives may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, financial results and reserves. The Company's actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, which could cause the Company's actual results to differ, possibly materially, include, but are not limited to, the following:

     * changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we access capital;
     * changes in the competitive environment in which we operate, including the demand for our products, customer responsiveness to our distribution channels and the formation of business combinations among our competitors;
     * the effectiveness of our credit risk scoring models in assessing the risk of customer unwillingness or inability to repay;
     * shifts in collateral values, contractual delinquencies, credit losses and the levels of unemployment and personal bankruptcies;
     * changes in laws or regulations that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products;
     * the costs and effects of any litigation or governmental inquiries or investigations that are determined adversely to the Company;
     * changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;
     * our ability to integrate the operations of our acquisitions into our businesses;
     * changes in our ability to attract and retain employees or key executives to support our businesses; and
     * natural events and acts of God such as fires or floods affecting our branches or other operating facilities.

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

Also in second quarter 2003, a consolidated special purpose subsidiary of AGFI purchased $266.8 million of real estate loans from seven subsidiaries of AGFC. The AGFI subsidiary securitized $259.0 million of these real estate loans and recorded the transaction as an "on balance sheet" secured financing.

Principal sources and uses of cash were as follows:

                                               Nine Months Ended
                                                 September 30,
                                              2003           2002
                                             (dollars in millions)
Principal sources of cash:
  Net issuance of debt                       $  756.9     $1,071.4
  Operations                                    702.7        506.1
  Capital contribution                             -          33.0

  Total                                      $1,459.6     $1,610.5


Principal uses of cash:
  Net originations and purchases
    of finance receivables                   $1,056.8     $1,340.5
  Dividends paid                                167.2        147.0

  Total                                      $1,224.0     $1,487.5


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

Consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets for issuances of our commercial paper and long-term debt. At September 30, 2003, we had $2.8 billion of long-term debt securities registered under the Securities Act of 1933 that had not yet been issued from an initial $5.75 billion. We also maintain committed bank credit facilities and the ability to securitize a portion of our finance receivables to provide additional sources of liquidity for needs potentially not met through other funding sources.

Capital Resources
                                            September 30,
                                      2003                2002
                                 Amount  Percent     Amount  Percent
                                        (dollars in millions)

Long-term debt                  $10,082.8     65%   $ 8,185.6     60%
Short-term debt                   3,627.7     24      4,044.4     29

Total debt                       13,710.5     89     12,230.0     89
Equity                            1,731.7     11      1,462.9     11

Total capital                   $15,442.2    100%   $13,692.9    100%

Net finance receivables         $14,624.3           $13,160.3
Debt to equity ratio                7.92x               8.36x
Debt to tangible equity ratio       8.87x               8.87x


Reconciliations of equity to tangible equity were as follows:

                                                September 30,
                                             2003           2002
                                            (dollars in millions)

Equity                                     $ 1,731.7     $ 1,462.9
Goodwill                                      (216.0)       (161.9)
Accumulated other comprehensive loss            29.5          77.5

Tangible equity                            $ 1,545.2     $ 1,378.5


Our capital varies primarily with the level of net finance receivables. The increase in total capital at September 30, 2003 when compared to September 30, 2002 was greater than our finance receivable growth for the same period due to capital required to support the acquisition of WFI and its operations. The capital mix of debt and equity is based primarily upon maintaining leverage that supports cost-effective funding.

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years. Most floating-rate funding is through AGFI and AGFC sales and refinancing of commercial paper and through AGFC issuance of long-term, floating-rate debt. Commercial paper, with maturities ranging from 1 to 270 days, is sold to banks, insurance companies, corporations, and other accredited investors. At September 30, 2003, short-term debt included $3.0 billion of commercial paper. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days. At September 30, 2003, short-term debt included $560.9 million of extendible commercial notes.

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

Liquidity Facilities

We participate in credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At September 30, 2003, AGFC had committed credit facilities totaling $3.0 billion, including a facility under which AGFI is an eligible borrower for up to $300.0 million. The annual commitment fees for the facilities currently average 0.07% and are based upon AGFC's long-term credit ratings.

At September 30, 2003, AGFI and certain of its subsidiaries also had uncommitted credit facilities totaling $170.0 million which could be increased depending upon lender ability to participate its loans under the facilities.

Available borrowings under all facilities are reduced by any outstanding borrowings. At September 30, 2003 and September 30, 2002, AGFI's outstanding borrowings totaled $60.0 million. AGFC guarantees its subsidiary borrowings under uncommitted credit facilities. AGFC does not guarantee any borrowings of AGFI.



         ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Net income               $ 94.7        $ 83.2    $272.7        $238.8
  Amount change          $ 11.5        $ 59.0    $ 33.9        $ 79.9
  Percent change            14%          244%       14%           50%

Return on average
  assets (annualized)     2.34%         2.40%     2.28%         2.34%
Return on average
  equity (annualized)    21.86%        23.85%    21.47%        22.99%
Ratio of earnings to
  fixed charges                                   2.01x         1.87x


See Note 9. of the Notes to Condensed Consolidated Financial
Statements for information on the results of the Company's business segments.

Factors that specifically affected the Company's operating results were as follows:


Finance Charges
                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Finance charges          $   445.2  $   427.5    $ 1,327.0  $ 1,274.2
  Amount change          $    17.7  $    (4.5)   $    52.8  $    (8.8)
  Percent change                4%       (1)%           4%       (1)%

Average net receivables  $14,257.5  $12,324.5    $14,006.5  $12,072.8
Yield                       12.41%     13.79%       12.66%     14.10%


Finance charges changed due to the following:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Increase in average
  net receivables        $ 56.9        $ 18.0    $ 177.6       $ 23.1
Decrease in yield         (39.2)        (22.5)    (124.8)       (31.9)

Total                    $ 17.7        $ (4.5)   $  52.8       $ (8.8)


Average net receivables by type and growth in average net receivables when compared to the same periods for the previous year were as follows:

                                Three Months Ended September 30,
                                  2003                   2002
                           Amount      Growth     Amount      Growth
                                     (dollars in millions)

Real estate loans         $10,087.4   $1,942.7   $ 8,144.7    $ 776.5
Non-real estate loans       2,873.2       31.3     2,841.9     (113.0)
Retail sales finance        1,296.9      (41.0)    1,337.9      (79.4)

Total                     $14,257.5   $1,933.0   $12,324.5    $ 584.1

Percent change                             16%                     5%


                                Nine Months Ended September 30,
                                  2003                   2002
                           Amount      Growth     Amount      Growth
                                     (dollars in millions)

Real estate loans         $ 9,809.8   $1,941.5   $ 7,868.3    $ 488.7
Non-real estate loans       2,879.5       42.1     2,837.4     (126.3)
Retail sales finance        1,317.2      (49.9)    1,367.1      (45.0)

Total                     $14,006.5   $1,933.7   $12,072.8    $ 317.4

Percent change                             16%                     3%

In 2002, the low interest rate environment caused significant increases in both originations and liquidations of our real estate loans. However, we took advantage of the record real estate loan refinancings that occurred in the market in general and acquired $843.6 million of real estate loan portfolios from third party originators during the fourth quarter of 2002.

Yield by type and changes in yield in basis points (bp) when compared to the same periods for the previous year were as follows:

                                  Three Months Ended September 30,
                                     2003                2002
                               Yield     Change     Yield     Change

Real estate loans              9.64%    (137) bp   11.01%     (84) bp
Non-real estate loans         21.25      (14)      21.39      (28)
Retail sales finance          14.38      (17)      14.55       14

Total                         12.41     (138)      13.79      (84)


                                  Nine Months Ended September 30,
                                     2003                2002
                               Yield     Change     Yield     Change

Real estate loans              9.84%    (141) bp   11.25%     (61) bp
Non-real estate loans         21.37      (33)      21.70       11
Retail sales finance          14.63      (12)      14.75       63

Total                         12.66     (144)      14.10      (48)


Yield decreased for the three and nine months ended September 30, 2003 when compared to the same periods in 2002 primarily reflecting a lower real estate loan yield resulting from the low interest rate environment.


Insurance Revenues

Insurance revenues were as follows:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Earned premiums          $ 45.3        $ 47.2    $132.5        $139.8
Commissions                 1.0           0.6       2.2           1.6

Total                    $ 46.3        $ 47.8    $134.7        $141.4

Amount change            $(1.5)         $(0.5)   $(6.7)         $(5.2)
Percent change            (3)%           (1)%     (5)%           (4)%


Earned premiums decreased for the three and nine months ended September 30, 2003 when compared to the same periods in 2002 due to the release of premiums resulting from the termination of a reinsurance agreement and lower premium volume. Premium volume decreased due to customers purchasing fewer non-credit insurance products.

Other Revenues

Other revenues were as follows:

                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           2003          2002      2003         2002
                                      (dollars in millions)

Net gain on sale of real
  estate loans held for
  sale                    $   21.4    $     -     $   74.3   $     -
Investment revenue            19.9        20.3        60.9       64.4
Service fee income from
  a non-subsidiary
  affiliate                   12.4         0.7        13.5        2.5
Net interest income on
  real estate loans held
  for sale                     4.4          -         13.6         -
Writedowns on real estate
  owned                       (2.0)       (2.3)       (6.1)      (6.8)
Net gains on real estate
  owned sales                  0.6         0.9         2.1        2.3
Other                          5.0         0.3         7.6        3.7

Total                     $   61.7    $   19.9    $  165.9   $   66.1

Amount change             $   41.8    $   (2.5)   $   99.8   $   (2.0)
Percent change                210%       (11)%        151%       (3)%

Average invested assets   $1,306.2    $1,257.3    $1,298.6   $1,246.4
Adjusted portfolio yield     6.36%       6.40%       6.34%      6.81%
Net realized losses
  on investments          $   (2.0)   $   (0.9)   $   (4.3)  $   (2.6)


Other revenues increased for the three and nine months ended September 30, 2003 when compared to the same periods in 2002 primarily due to the acquisition of WFI in first quarter 2003 which resulted in net gain on sale of real estate loans held for sale, higher service fee income from a non-subsidiary affiliate, and net interest income on real estate loans held for sale in 2003.

Effective July 1, 2003, WFI and a non-subsidiary affiliate entered into an agreement whereby, for a fee, WFI provides marketing, certain origination processing services, loan servicing, and related services for the affiliate's origination and sale of non-conforming residential real estate loans. These WFI service activities have supplanted much of WFI's origination and sales activity and are anticipated to do so going forward. As a result, net gain on sale of real estate loans held for sale and net interest income on real estate loans held for sale were lower for the three months ended September 30, 2003 when compared to the three months ended June 30, 2003. However, service fee income from the non-subsidiary affiliate was higher for the three months ended September 30, 2003 when compared to the three months ended June 30, 2003.

Interest Expense
                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Interest expense         $   132.3  $   135.9    $   412.1  $   411.7
  Amount change          $    (3.6) $   (21.3)   $     0.4  $   (79.3)
  Percent change              (3)%      (14)%           -%      (16)%

Average borrowings       $13,384.2  $11,358.3    $13,219.8  $11,146.0
Borrowing cost               3.94%      4.78%        4.15%      4.93%


Interest expense changed due to the following:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Decrease in borrowing
  cost                   $(27.8)       $(30.7)   $(76.3)       $(97.5)
Increase in average
  borrowings               24.2           9.4      76.7          18.2

Total                    $ (3.6)       $(21.3)   $  0.4        $(79.3)


Average borrowings by type and changes in average borrowings when compared to the same periods for the previous year were as follows:

                                Three Months Ended September 30,
                                  2003                   2002
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Long-term debt            $ 9,664.7   $2,557.9   $ 7,106.8     $631.2
Short-term debt             3,719.5     (532.0)    4,251.5       59.1
Deposits                         -          -           -       (67.2)

Total                     $13,384.2   $2,025.9   $11,358.3     $623.1

Percent change                             18%                     6%


                                Nine Months Ended September 30,
                                  2003                   2002
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Long-term debt            $ 9,429.9   $2,580.9   $ 6,849.0    $ 925.4
Short-term debt             3,789.9     (507.1)    4,297.0     (442.5)
Deposits                         -          -           -       (84.5)

Total                     $13,219.8   $2,073.8   $11,146.0    $ 398.4

Percent change                             19%                     4%

AGFC issued $3.2 billion of long-term debt during the last twelve months. The proceeds of these long-term debt issuances were used to support finance receivable growth and to refinance maturing debt.

Borrowing cost by type and changes in borrowing cost in basis points when compared to the same periods for the previous year were as follows:

                                  Three Months Ended September 30,
                                    2003                 2002
                               Rate      Change     Rate      Change

Long-term debt                 4.46%    (141) bp    5.87%     (74) bp
Short-term debt                2.57      (40)       2.97     (168)

Total                          3.94      (84)       4.78     (106)


                                  Nine Months Ended September 30,
                                    2003                 2002
                               Rate      Change     Rate      Change

Long-term debt                 4.75%    (135) bp    6.10%     (58) bp
Short-term debt                2.67      (39)       3.06     (229)

Total                          4.15      (78)       4.93     (116)


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


Operating Expenses

Operating expenses were as follows:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2003          2002      2003          2002
                                      (dollars in millions)

Salaries and benefits    $103.2        $ 78.9    $303.9        $239.1
Other                      66.3          60.5     200.1         183.8

Total                    $169.5        $139.4    $504.0        $422.9

Amount change            $ 30.1        $ (2.6)   $ 81.1        $ 2.9
Percent change              22%          (2)%       19%           1%

Operating expenses
  (annualized) as a
  percentage of average
  net receivables         4.76%         4.53%     4.80%         4.67%

Salaries and benefits increased for the three and nine months ended September 30, 2003 when compared to the same periods in 2002 primarily due to the addition of approximately 500 WFI employees in first quarter 2003, competitive compensation, and rising benefit costs. The increase in operating expenses as a percentage of average net receivables for the three and nine months ended September 30, 2003 when compared to the same periods in 2002 reflected increased operating expenses due to the acquisition of WFI. In addition, WFI originations are classified as real estate loans held for sale, which are included in other assets and not in net finance receivables.


Provision for Finance Receivable Losses
                                                     At or for the
                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Provision for finance
  receivable losses      $82.4          $71.4    $229.8        $215.3
  Amount change          $11.0          $ 5.1    $ 14.5        $ 21.3
  Percent change           15%             8%        7%           11%

Net charge-offs          $78.4          $71.4    $226.8        $215.3
Charge-off ratio         2.21%          2.35%     2.17%         2.39%
Charge-off coverage      1.49x          1.63x     1.54x         1.62x

60 day+ delinquency                              $545.6        $504.3
Delinquency ratio                                 3.64%         3.71%

Allowance for finance
  receivable losses                              $466.0        $466.4
Allowance ratio                                   3.19%         3.54%


Net charge-offs by type and changes in net charge-offs when compared to the same periods for the previous year were as follows:

                                 Three Months Ended September 30,
                                   2003                   2002
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $17.3       $ 4.6      $12.7        $0.2
Non-real estate loans         50.6         3.2       47.4         3.4
Retail sales finance          10.5        (0.8)      11.3         1.5

Total                        $78.4       $ 7.0      $71.4        $5.1


                                 Nine Months Ended September 30,
                                   2003                   2002
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $ 45.0      $ 7.2      $ 37.8      $ 1.9
Non-real estate loans         148.1        4.1       144.0       19.4
Retail sales finance           33.7        0.2        33.5        5.0

Total                        $226.8      $11.5      $215.3      $26.3

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same periods for the previous year were as follows:

                                  Three Months Ended September 30,
                                     2003                2002
                               Ratio     Change     Ratio     Change

Real estate loans              0.69%       5  bp    0.64%      (3) bp
Non-real estate loans          7.04       34        6.70       76
Retail sales finance           3.22      (18)       3.40       60

Total                          2.21      (14)       2.35       10


                                  Nine Months Ended September 30,
                                     2003                2002
                               Ratio     Change     Ratio     Change

Real estate loans              0.61%      (4) bp    0.65%        - bp
Non-real estate loans          6.85        9        6.76       117
Retail sales finance           3.40       14        3.26        57

Total                          2.17      (22)       2.39        25


The decrease in total charge-off ratio for the three and nine months ended September 30, 2003 when compared to the same periods in 2002 reflected a higher proportion of average net receivables that are real estate loans.

Delinquency by type and changes in delinquency when compared to the same period for the previous year were as follows:

                                          September 30,
                                   2003                   2002
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $332.4      $44.4      $288.0      $51.6
Non-real estate loans         172.4       (2.7)      175.1       16.8
Retail sales finance           40.8       (0.4)       41.2        3.5

Total                        $545.6      $41.3      $504.3      $71.9


Delinquency ratios by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

                                          September 30,
                                     2003                2002
                               Ratio     Change     Ratio     Change

Real estate loans              3.20%      (6) bp    3.26%        2 bp
Non-real estate loans          5.44        -        5.44        61
Retail sales finance           2.83       14        2.69        36

Total                          3.64       (7)       3.71        16

The delinquency ratio at September 30, 2003 decreased when compared to September 30, 2002 reflecting a higher proportion of net finance receivables that are real estate loans.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The slight decrease in the allowance for finance receivable losses at September 30, 2003 when compared to September 30, 2002 was due to the net result of the following:

     * decrease to the allowance for finance receivable losses of $9.4 million during fourth quarter 2002 resulting from the final determination of allowance for finance receivable losses for a third quarter 2002 purchase business combination; and
     * net increases to the allowance for finance receivable losses through the provision for finance receivable losses during the period totaling $9.0 million (these increases were in response to our increased delinquency and net charge-offs and the levels of both unemployment and personal bankruptcies in the United States).

The allowance as a percentage of net finance receivables declined in 2003 reflecting purchases of higher quality real estate loans during the last twelve months.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), decreased for the three and nine months ended September 30, 2003 when compared to the same periods in 2002 reflecting higher net charge-offs.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Claims incurred          $18.2          $19.4    $60.3          $62.7
Change in benefit
  reserves                (0.8)          (0.2)    (7.3)          (1.7)

Total                    $17.4          $19.2    $53.0          $61.0

Amount change            $(1.8)         $(2.3)   $(8.0)         $(4.7)
Percent change            (9)%          (11)%    (13)%           (7)%


The decline in insurance losses and loss adjustment expenses for the three and nine months ended September 30, 2003 when compared to the same periods in 2002 reflected the release of benefit reserves resulting from the termination of a reinsurance agreement, lower premium volume of our non-credit life products, and decreases in claims paid.

Provision for Income Taxes

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2003          2002      2003          2002
                                     (dollars in millions)

Provision for income
  taxes                  $ 57.0        $ 46.0    $156.1        $132.0
  Amount change          $ 11.0        $ 32.6    $ 24.1        $ 42.1
  Percent change            24%          245%       18%           47%

Pretax income            $151.7        $129.2    $428.7        $370.8
Effective income
  tax rate               37.55%        35.60%    36.40%        35.60%


Provision for income taxes increased for the three and nine months ended September 30, 2003 when compared to the same periods in 2002 due to higher taxable income and higher effective income tax rate.


Asset/Liability Management

We manage anticipated cash flows of our assets and liabilities, principally our finance receivables and debt, in an effort to reduce the risk associated with unfavorable changes in interest rates not met by favorable changes in finance charge yields of our finance receivables. We fund finance receivables with a combination of fixed-rate and floating-rate debt and equity. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the finance receivables being supported.

We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary means by which we accomplish this is by issuing fixed-rate debt. To supplement fixed-rate debt issuances, AGFC also alters the nature of certain floating-rate funding by using interest rate swap agreements to synthetically create fixed-rate, long-term debt, thereby limiting our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the effect of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 43% of our average borrowings for the three months and nine months ended September 30, 2003 compared to 37% for the three months ended September 30, 2002 and 35% for the nine months ended September 30, 2002.

Item 4.  Controls and Procedures.


(a)  Evaluation of disclosure controls and procedures

     The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company's disclosure controls and procedures based on their evaluation of these controls and procedures as of September 30, 2003 are as follows:

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

(b)  Changes in internal control over financial reporting

     There was no change in the Company's internal control over financial reporting, that occurred during the three months ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

See Note 10. of the Notes to Condensed Consolidated Financial
Statements in Part I of this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     Exhibits are listed in the Exhibit Index beginning on page 30 herein.

(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the third quarter of 2003.

                              Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN GENERAL FINANCE, INC.
                                          (Registrant)


Date:  October 28, 2003          By  /s/ Donald R. Breivogel, Jr.
                                         Donald R. Breivogel, Jr.
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and
                                       Principal Financial Officer)

                             Exhibit Index


Exhibit

 (12)      Computation of Ratio of Earnings to Fixed Charges

 (31.1)    Rule 13a-14(a)/15d-14(a) Certifications

 (31.2)    Rule 13a-14(a)/15d-14(a) Certifications

 (32)      Section 1350 Certifications