Form 10-K
period 2003-12-31
AMERICAN GENERAL FINANCE INC
filed 2004-03-10
CIK 25600

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K


  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2003

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

At March 10, 2004, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                           TABLE OF CONTENTS

          Item                                                    Page

Part I     1.  Business . . . . . . . . . . . . . . . . . . . . . .  3

           2.  Properties . . . . . . . . . . . . . . . . . . . . . 26

           3.  Legal Proceedings  . . . . . . . . . . . . . . . . . 26

           4.  Submission of Matters to a Vote of Security
                 Holders  . . . . . . . . . . . . . . . . . . . . .  *

Part II    5.  Market for Registrant's Common Equity, Related
                 Stockholder Matters and Issuer Purchases of
                 Equity Securities  . . . . . . . . . . . . . . . . 27

           6.  Selected Financial Data  . . . . . . . . . . . . . . 27

           7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . 28

          7A.  Quantitative and Qualitative Disclosures About
                 Market Risk  . . . . . . . . . . . . . . . . . . . 49

           8.  Financial Statements and Supplementary Data  . . . . 49

           9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure . . . . . . 93

          9A.  Controls and Procedures  . . . . . . . . . . . . . . 93

Part III  10.  Directors and Executive Officers of the Registrant .  *

          11.  Executive Compensation . . . . . . . . . . . . . . .  *

          12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . *

          13.  Certain Relationships and Related Transactions . . .  *

          14.  Principal Accountant Fees and Services . . . . . . . 94

Part IV   15.  Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K  . . . . . . . . . . . . . . . 95


* Items 4, 10, 11, 12, and 13 are not included, per conditions met by Registrant set forth in General Instructions I(1)(a) and (b) of Form 10-K.

                         AVAILABLE INFORMATION

American General Finance, Inc. (AGFI) files annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the SEC). The SEC maintains a website that contains annual, quarterly, and current reports and other information that issuers (including AGFI) file electronically with the SEC. The SEC's website is www.sec.gov. This Annual Report on Form 10-K for the year ended December 31, 2003, our Annual Report on Form 10-K for the year ended December 31, 2002, and our 2003 Quarterly Reports on Form 10-Q are available free of charge on our Internet website www.agfinance.com. The information on our website is not incorporated by reference into this report. The website addresses listed above are provided for the information of the reader and are not intended to be active links.

                                PART I

Item 1.  Business.

                                GENERAL

American General Finance, Inc. will be referred to as "AGFI" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". AGFI was incorporated in Indiana in 1974 to become the parent holding company of American General Finance Corporation (AGFC). AGFC was incorporated in Indiana in 1927 as successor to a business started in 1920. Since August 29, 2001, AGFI has been an indirect wholly owned subsidiary of American International Group, Inc. (AIG), a Delaware corporation. AIG is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities, financial services, and retirement services and asset management in the United States and abroad.

AGFI is a financial services holding company whose principal subsidiary is AGFC. AGFC is also a registrant with the SEC. AGFC is a financial services holding company with subsidiaries engaged primarily in the consumer finance and credit insurance businesses. We conduct the credit insurance business to supplement our consumer finance business through Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite), which are both wholly owned subsidiaries of AGFC.

Effective January 1, 2003, we acquired 100% of the common stock of Wilmington Finance, Inc. (WFI) in a purchase business combination. WFI provides services for the origination of non-conforming residential real estate loans for sale to investors.

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

At December 31, 2003, the Company had 1,403 offices in 45 states,
Puerto Rico, and the U.S. Virgin Islands and approximately 8,500 employees. Our executive offices are located in Evansville, Indiana.


Selected Financial Information

Selected financial information of the Company was as follows:

                                       Years Ended December 31,
                                  2003           2002          2001
                                        (dollars in thousands)

Average net receivables        $14,232,110   $12,409,908   $11,726,436

Average borrowings             $13,381,555   $11,471,189   $10,704,644

Item 1.  Continued

                                                At or for the
                                           Years Ended December 31,
                                        2003         2002        2001

Yield - finance charges as a
  percentage of average net
  receivables                          12.46%       13.85%      14.60%

Borrowing cost - interest
  expense as a percentage
  of average borrowings                 4.08%        4.88%       5.93%

Interest spread - yield
  less borrowing cost                   8.38%        8.97%       8.67%

Operating expenses as a
  percentage of average
  net receivables                       4.82%        4.52%       4.70%

Allowance ratio - allowance for
  finance receivable losses as
  a percentage of net finance
  receivables                           3.04%        3.34%       3.74%

Charge-off ratio - net charge-offs
  as a percentage of the average
  of net finance receivables at
  the beginning of each month
  during the period                     2.19%        2.41%       2.26%

Charge-off coverage - allowance
  for finance receivable losses
  to net charge-offs                    1.50x        1.56x       1.70x

Delinquency ratio - gross finance
  receivables 60 days or more
  past due as a percentage
  of gross finance receivables          3.28%        3.67%       3.71%

Return on average assets                2.27%        2.48%       1.70%

Return on average equity               21.33%       24.49%      14.34%

Ratio of earnings to fixed charges
  (refer to Exhibit 12 for
  calculations)                         2.02x        1.85x       1.55x

Debt to tangible equity ratio -
  debt to equity less goodwill
  and accumulated other
  comprehensive income                  8.88x        8.66x       8.89x

Debt to equity ratio                    7.86x        8.16x       8.24x

Item 1.  Continued


                  CONSUMER FINANCE BUSINESS SEGMENT

Through its 1,403 branch offices and its centralized services and support operations, the consumer finance business segment:

     *  makes loans directly to individuals;
     *  offers retail sales financing to merchants;
     * purchases portfolios of finance receivables originated by other lenders;
     * provides for a fee, marketing, certain origination processing services, and loan servicing for a non-subsidiary affiliate;
     *  originates real estate loans for sale to investors; and
     *  offers credit and non-credit insurance products.

Most of our customers are usually described as non-conforming, non-prime, or subprime.


Products and Services

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

We purchase retail sales contracts and provide revolving retail services arising from the retail sale of consumer goods and services by retail merchants. We also purchase private label receivables originated by AIG Federal Savings Bank, a non-subsidiary affiliate, under a participation agreement. Retail sales contracts, revolving retail, and private label receivables are generated at approximately 24,000 retail merchant locations across the United States, Puerto Rico, and the U.S. Virgin Islands. Retail sales contracts are closed-end accounts that consist of a single purchase transaction. Revolving retail and private label are open-end accounts that can be used for repeated purchases. Retail sales contracts are secured by the real property or personal property giving rise to the contract and generally have maximum original terms of 60 months. Revolving retail and private label are secured by the goods purchased and generally require minimum monthly payments based on outstanding balances.

To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders whose customers meet our credit quality standards and profitability objectives. We also purchase real estate loans originated by AIG Federal Savings Bank under a purchase agreement. Additionally, we provide for a fee, marketing, certain origination processing services, and loan servicing for AIG Federal Savings Bank's origination and sale of non-conforming residential real estate loans. We also originate real estate loans, primarily through broker relationships and, to a lesser extent, directly to consumers, and sell the originated loans to investors with servicing released.

Item 1.  Continued


We offer credit life, credit accident and health, credit related property and casualty, credit involuntary unemployment, and non-credit insurance to eligible consumer finance customers. These products are issued by affiliated as well as non-affiliated insurance companies and are described under "Insurance Business Segment".


Customer Development and Servicing

Retail sales finance obligations that we purchase from merchants provide an important source of new loan customers. These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit. After purchase of the retail sales finance obligation, we contact the customer using various marketing methods to invite the customer to discuss his or her overall credit needs with our consumer lending specialists. Any resulting loan may pay off the customer's retail sales finance obligation and consolidate his or her debts with other creditors.

Our consumer lending specialists, who, where required, are licensed to offer insurance products, explain our credit and non-credit insurance products to the customer. The customer then determines whether to purchase any of these products.

We also originate loans by soliciting former customers who have recently paid off their loans as well as current customers. In addition, we purchase prospect lists from major list compilers based on our predetermined selection criteria. We market our financial products to these potential customers using various solicitation methods. We also use various Internet loan application sources, including our own website, to obtain potential customers. We forward this information to our branch offices where consumer lending specialists contact the potential customers in attempts to initiate loans.

Our branch offices are supported by centralized administrative and operational functions. Our centralized operations include the following:

     *  customer solicitations;
     *  real estate loan approvals;
     *  real estate loan servicing;
     *  real estate owned processing;
     *  retail sales finance approvals;
     *  retail sales finance collections;
     *  retail sales finance payment processing;
     *  revolving retail and private label processing;
     *  merchant services; and
     *  charge-off recovery operations.

We continually seek to identify functions that could be more cost-effective if centralized, thereby reducing costs and freeing our consumer lending specialists in our branches to concentrate on providing service to our customers.

Item 1.  Continued


Operational Controls

We control and monitor our consumer finance business segment through a variety of methods including the following:

     * Our operational policies and procedures standardize various aspects of lending, collections, and business development processes.
     * Our finance receivable systems control amounts, rates, terms, and fees of our customers' accounts; create loan documents specific to the state in which the branch operates; and control cash receipts and disbursements.
     * Our home office accounting personnel reconcile bank accounts, investigate discrepancies, and resolve differences.
     * Our credit risk management system reports are used by various personnel to compare lending and collection activities with predetermined parameters.
     * Our field operations management structure is designed to control a large, decentralized organization with each succeeding level staffed with more experienced personnel.
     * Our field operations incentive compensation plan aligns the operating activities and goals with corporate strategies by basing a portion of field personnel total compensation on profitability and credit quality.
     * Our internal audit department audits for operational policy and procedure and state law and regulation compliance. Internal audit reports directly to AIG to enhance independence.

See Note 23. of the Notes to Consolidated Financial Statements in Item
8. for further information on the Company's consumer finance business segment.


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

Item 1.  Continued


Amount, number, and average size of net finance receivables originated and renewed and net purchased by type (retail sales contracts, revolving retail, and private label comprise retail sales finance) were as follows:

                                       Years Ended December 31,
                               2003              2002              2001
                         Amount   Percent  Amount   Percent  Amount   Percent

Originated and renewed

Amount (in thousands):
  Real estate loans      $4,829,397   52%  $2,572,734   37%  $2,193,452   33%
  Non-real estate loans   2,826,370   31    2,742,647   39    2,759,478   41
  Retail sales finance    1,611,019   17    1,642,246   24    1,728,061   26

  Total                  $9,266,786  100%  $6,957,627  100%  $6,680,991  100%

Number:
  Real estate loans          73,427    5%      59,757    4%      58,066    3%
  Non-real estate loans     774,464   48      766,582   46      784,953   45
  Retail sales finance      764,612   47      824,162   50      905,801   52

  Total                   1,612,503  100%   1,650,501  100%   1,748,820  100%

Average size (to nearest
  dollar):
    Real estate loans       $65,771           $43,053           $37,775
    Non-real estate loans     3,649             3,578             3,515
    Retail sales finance      2,107             1,993             1,908


Net purchased

Amount (in thousands):
  Real estate loans      $  836,959   96%  $2,355,181   92%  $  904,629   84%
  Non-real estate loans       3,052    -      124,983    5       27,085    3
  Retail sales finance       30,475    4       84,053    3      143,065   13

  Total                  $  870,486  100%  $2,564,217  100%  $1,074,779  100%

Number:
  Real estate loans          10,620   44%      39,158   38%      14,753   22%
  Non-real estate loans       1,735    7       35,222   34       13,399   20
  Retail sales finance       11,926   49       28,176   28       38,633   58

  Total                      24,281  100%     102,556  100%      66,785  100%

Average size (to nearest
  dollar):
    Real estate loans       $78,810           $60,146           $61,318
    Non-real estate loans     1,759             3,548             2,021
    Retail sales finance      2,555             2,983             3,703


Net purchased was net of sales of $68.7 million during 2001. We had no sales in 2003 or 2002.

Item 1.  Continued


Amount, number, and average size of total net finance receivables originated, renewed, and net purchased by type were as follows:

                                       Years Ended December 31,
                               2003              2002              2001
                        Amount    Percent  Amount   Percent  Amount   Percent

Originated, renewed,
  and net purchased

Amount (in thousands):
  Real estate loans     $ 5,666,356   56%  $4,927,915   52%  $3,098,081   40%
  Non-real estate loans   2,829,422   28    2,867,630   30    2,786,563   36
  Retail sales finance    1,641,494   16    1,726,299   18    1,871,126   24

  Total                 $10,137,272  100%  $9,521,844  100%  $7,755,770  100%

Number:
  Real estate loans          84,047    5%      98,915    6%      72,819    4%
  Non-real estate loans     776,199   47      801,804   46      798,352   44
  Retail sales finance      776,538   48      852,338   48      944,434   52

  Total                   1,636,784  100%   1,753,057  100%   1,815,605  100%

Average size (to nearest
  dollar):
    Real estate loans       $67,419           $49,820           $42,545
    Non-real estate loans     3,645             3,576             3,490
    Retail sales finance      2,114             2,025             1,981


Amount of net purchased as a percentage of total originated, renewed, and net purchased was as follows:

                                          Years Ended December 31,
                                        2003        2002        2001

Real estate loans                         15%         48%          29%
Non-real estate loans                      -           4            1
Retail sales finance                       2           5            8

Total                                      9%         27%          14%

Item 1.  Continued


Amount, number, and average size of net finance receivables by type were as follows:

                                             December 31,
                               2003              2002              2001
                         Amount   Percent  Amount   Percent  Amount   Percent

Net finance receivables

Amount (in thousands):
  Real estate loans      $11,038,140  72%  $ 9,498,046  69%  $ 7,624,824  64%
  Non-real estate loans    2,932,120  19     2,958,925  21     2,922,557  24
  Retail sales finance     1,337,701   9     1,389,241  10     1,440,908  12

  Total                  $15,307,961 100%  $13,846,212 100%  $11,988,289 100%

Number:
  Real estate loans          215,294  12%      218,615  11%      189,907   9%
  Non-real estate loans      895,879  48       927,604  48       953,600  48
  Retail sales finance       743,850  40       805,734  41       868,064  43

  Total                    1,855,023 100%    1,951,953 100%    2,011,571 100%

Average size (to nearest
  dollar):
    Real estate loans        $51,270           $43,446           $40,150
    Non-real estate loans      3,273             3,190             3,065
    Retail sales finance       1,798             1,724             1,660


Geographic Distribution

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

                                         December 31,
                        2003                 2002                 2001
                   Amount  Percent      Amount  Percent      Amount  Percent
                                    (dollars in thousands)

California        $ 2,276,408   15%    $ 2,160,846   16%    $ 1,374,599   12%
Florida               936,435    6         840,182    6         772,830    7
N. Carolina           883,866    6         887,243    6         850,995    7
Ohio                  841,380    6         785,506    6         741,702    6
Illinois              835,156    5         786,593    6         731,238    6
Virginia              680,288    4         553,386    4         500,137    4
Georgia               661,307    4         591,970    4         510,140    4
Indiana               639,201    4         598,832    4         586,625    5
Other               7,553,920   50       6,641,654   48       5,920,023   49

Total             $15,307,961  100%    $13,846,212  100%    $11,988,289  100%

Item 1.  Continued


Average Net Receivables

Average net receivables by type were as follows:

                                     Years Ended December 31,
                            2003               2002               2001
                      Amount    Percent  Amount    Percent  Amount    Percent
                                      (dollars in thousands)

Real estate loans     $10,033,304   71%  $ 8,184,040   66%  $ 7,356,898   63%
Non-real estate loans   2,883,200   20     2,858,016   23     2,954,690   25
Retail sales finance    1,315,606    9     1,367,852   11     1,414,848   12

Total                 $14,232,110  100%  $12,409,908  100%  $11,726,436  100%


Growth in average net receivables by type was as follows:

                                     Years Ended December 31,
                            2003               2002               2001
                                Percent            Percent            Percent
                      Amount     Change  Amount     Change  Amount     Change
                                      (dollars in thousands)

Real estate loans     $1,849,264    23%  $  827,142    11%  $  145,644     2%
Non-real estate loans     25,184     1      (96,674)   (3)     152,875     5
Retail sales finance     (52,246)   (4)     (46,996)   (3)      19,004     1

Total                 $1,822,202    15%  $  683,472     6%  $  317,523     3%


Finance Charges and Yield

We recognize finance charges as revenue on the accrual basis using the interest method. We amortize premiums and discounts on purchased finance receivables as a revenue adjustment using the interest method. We defer the costs to originate certain finance receivables and the revenue from nonrefundable points and fees on loans and amortize them to revenue using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience. If a finance receivable liquidates before amortization is completed, we charge or credit any unamortized premiums, discounts, origination costs, or points and fees to revenue at the date of liquidation. We recognize late charges, prepayment penalties, and deferment fees as revenue when received.

We stop accruing finance charges when the fourth contractual payment becomes past due for loans and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail and private label. Beginning in third quarter 2001, in conformity with AIG policy, we reverse amounts previously accrued upon suspension. Prior to AIG's indirect acquisition of the Company, we did not reverse amounts previously accrued upon suspension. After suspension, we recognize revenue for loans and retail sales contracts only to the extent of any additional payments we receive.

Item 1.  Continued


Finance charges and yield by type of finance receivable were as follows:

                                      Years Ended December 31,
                                  2003          2002           2001
                                       (dollars in thousands)

Real estate loans:
  Finance charges              $  970,636     $  902,925    $  872,914
  Yield                             9.67%         11.03%        11.87%

Non-real estate loans:
  Finance charges              $  612,446     $  616,094    $  638,019
  Yield                            21.24%         21.56%        21.59%

Retail sales finance:
  Finance charges              $  190,195     $  199,854    $  201,552
  Yield                            14.46%         14.61%        14.25%

Total:
  Finance charges              $1,773,277     $1,718,873    $1,712,485
  Yield                            12.46%         13.85%        14.60%


See Management's Discussion and Analysis in Item 7. for information on the trends in yield.


Finance Receivable Credit Quality Information

A risk in all consumer lending and retail sales financing transactions is the customer's unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced in a consumer's historical credit repayment record. An inability to repay usually results from lower income due to unemployment or underemployment, major medical expenses, or divorce. Occasionally, these types of events are so economically severe that the customer files for bankruptcy. Because we evaluate credit applications with a view toward ability to repay, our customer's inability to repay occurs after our initial credit evaluation and funding of an outstanding loan.

We use credit risk scoring models at the time of credit application to assess our risk of the applicant's unwillingness or inability to repay. These models are developed and based upon numerous factors including past customer credit repayment experience. The risk scoring models are periodically revalidated based on recent portfolio performance. We extend credit to those consumers who fit our risk guidelines as determined by these models and, in some cases, manual underwriting. Price and size of the loan or retail sales finance transaction are generally in relation to the estimated credit risk assumed.

Our policy is to charge off each month to the allowance for finance receivable losses non-real estate loans on which payments received in the prior six months have totaled less than 5% of the original loan amount and retail sales finance that are six installments past due. Generally, we start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed

Item 1.  Continued


and we have obtained title to the property, we obtain an unrelated party's valuation of the property, which is either a full appraisal or a real estate broker's or appraiser's estimate of the property's sale value without the benefit of a full interior and exterior appraisal and lacking sales comparisons. We reduce finance receivables by the amount of the real estate loan, establish a real estate owned asset valued at lower of loan balance or 85% of the valuation, and charge off any loan amount in excess of that value to the allowance for finance receivable losses. We occasionally extend the charge-off period for individual accounts when, in our opinion, such treatment is warranted and consistent with our credit risk policies. We increase the allowance for finance receivable losses for recoveries on accounts previously charged off.

Charge-offs, recoveries, net charge-offs, and charge-off ratio by type of finance receivable were as follows:

                                        Years Ended December 31,
                                     2003         2002         2001
                                         (dollars in thousands)
Real estate loans:
  Charge-offs                      $ 68,739     $ 58,592     $ 54,615
  Recoveries                         (4,238)      (4,546)      (4,540)
  Net charge-offs                  $ 64,501     $ 54,046     $ 50,075
  Charge-off ratio                     .65%         .67%         .68%

Non-real estate loans:
  Charge-offs                      $229,173     $225,294     $200,917
  Recoveries                        (28,189)     (27,170)     (27,071)
  Net charge-offs                  $200,984     $198,124     $173,846
  Charge-off ratio                    6.97%        6.94%        5.87%

Retail sales finance:
  Charge-offs                      $ 55,361     $ 54,916     $ 49,060
  Recoveries                        (10,016)      (9,501)      (8,679)
  Net charge-offs                  $ 45,345     $ 45,415     $ 40,381
  Charge-off ratio                    3.44%        3.31%        2.85%

Total:
  Charge-offs                      $353,273     $338,802     $304,592
  Recoveries                        (42,443)     (41,217)     (40,290)
  Net charge-offs                  $310,830     $297,585     $264,302
  Charge-off ratio                    2.19%        2.41%        2.26%


Establishing and maintaining customer relationships is very important to us. A delinquent payment often indicates that the customer is experiencing temporary financial difficulties. We view collection efforts as opportunities to help our customers solve their temporary financial problems and retain our customer relationships.

We may renew a delinquent account if the customer has sufficient income and it does not appear that the cause of past delinquency will affect the customer's ability to repay the new loan. We subject all renewals, whether the customer's account is current or delinquent, to the same credit risk underwriting process as we would a new application for credit.

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

Delinquency (gross finance receivables 60 days or more past due) based on contract terms in effect and delinquency ratio by type of finance receivable were as follows:

                                              December 31,
                                    2003          2002          2001
                                         (dollars in thousands)
Real estate loans:
  Delinquency                     $306,717      $300,001      $251,759
  Delinquency ratio                  2.79%         3.19%         3.31%

Non-real estate loans:
  Delinquency                     $167,394      $178,696      $171,514
  Delinquency ratio                  5.16%         5.42%         5.24%

Retail sales finance:
  Delinquency                     $ 41,311      $ 44,565      $ 41,798
  Delinquency ratio                  2.79%         2.87%         2.56%

Total:
  Delinquency                     $515,422      $523,262      $465,071
  Delinquency ratio                  3.28%         3.67%         3.71%


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

Item 1.  Continued


Changes in the allowance for finance receivable losses were as follows:

                                             At or for the
                                        Years Ended December 31,
                                      2003        2002         2001
                                         (dollars in thousands)

Balance at beginning of year        $ 463,031   $ 448,251   $ 383,415
Provision for finance receivable
  losses                              313,830     303,585     289,302
Allowance related to net
  acquired receivables                   -          8,780      14,836
Charge-offs                          (353,273)   (338,802)   (304,592)
Recoveries                             42,443      41,217      40,290
Other charges - additional
  provision                              -           -         25,000

Balance at end of year              $ 466,031   $ 463,031   $ 448,251


See Management's Discussion and Analysis in Item 7. for further information on finance receivable loss and delinquency experience and the related allowance for finance receivable losses.


Real Estate Owned

We acquire real estate owned through foreclosure on real estate loans. We record real estate owned in other assets, initially at lower of loan balance or 85% of the unrelated party's valuation, which approximates the fair value less the estimated cost to sell. If we do not sell a property within one year of acquisition, we reduce the carrying value by five percent of the initial value each month beginning in the thirteenth month. Prior to AIG's indirect acquisition of the Company in August 2001, we did not begin this writedown until the nineteenth month. The other charges recorded in third quarter 2001 included $5.0 million to adjust for this difference. We continue the writedown until the property is sold or the carrying value is reduced to ten percent of the initial value. We charge these writedowns to other revenues. We record the sale price we receive for a property less the carrying value and any amounts refunded to the customer as a recovery or loss in other revenues. We do not profit from foreclosures in accordance with the American Financial Services Association's Voluntary Standards for Consumer Mortgage Lending. We only attempt to recover our investment in the property, including expenses incurred.

Item 1.  Continued


Changes in the amount of real estate owned were as follows:

                                              At or for the
                                         Years Ended December 31,
                                       2003        2002        2001
                                          (dollars in thousands)

Balance at beginning of year         $ 49,012    $ 49,985    $ 45,864
Properties acquired                    77,971      73,745      59,026
Properties sold or disposed of        (67,338)    (65,629)    (45,043)
Monthly writedowns                     (8,390)     (9,089)     (9,862)

Balance at end of year               $ 51,255    $ 49,012    $ 49,985

Real estate owned as a percentage
  of real estate loans                  0.46%       0.52%       0.66%

Net recovery (loss) on sales of
  real estate owned                  $  2,174    $  2,933    $ (1,059)


Changes in the number of real estate owned properties were as follows:

                                              At or for the
                                         Years Ended December 31,
                                       2003        2002        2001

Balance at beginning of year               951      1,006         834
Properties acquired                      1,451      1,418       1,557
Properties sold or disposed of          (1,415)    (1,473)     (1,385)

Balance at end of year                     987        951       1,006


Sources of Funds

We fund our consumer finance business segment principally through the following sources:

     *  net cash flows from operating activities;
     *  issuances of long-term debt;
     *  short-term borrowings in the commercial paper market;
     *  borrowings from banks under credit facilities;
     *  securitizations; and
     *  capital contributions from parent.

Item 1.  Continued


Average Borrowings

Average borrowings by term of debt were as follows:

                                    Years Ended December 31,
                          2003                2002                2001
                    Amount    Percent   Amount    Percent   Amount    Percent
                                     (dollars in thousands)

Long-term debt      $ 9,716,410   73%   $ 7,344,323   64%   $ 6,024,311   56%
Short-term debt       3,665,145   27      4,126,866   36      4,617,152   43
Deposits                   -       -           -       -         63,181    1

Total               $13,381,555  100%   $11,471,189  100%   $10,704,644  100%


Average borrowings by rate of debt were as follows:

                                    Years Ended December 31,
                          2003                2002                2001
                    Amount    Percent   Amount    Percent   Amount    Percent
                                     (dollars in thousands)

Fixed-rate debt     $ 7,707,005   58%   $ 7,416,440   65%   $ 7,306,430   68%
Floating-rate debt    5,674,550   42      4,054,749   35      3,398,214   32

Total               $13,381,555  100%   $11,471,189  100%   $10,704,644  100%


Interest Expense and Borrowing Cost

Interest expense and borrowing cost by term of debt were as follows:

                                         Years Ended December 31,
                                      2003         2002         2001
                                          (dollars in thousands)
Long-term debt:
  Interest expense                  $447,903     $432,764     $401,073
  Borrowing cost                       4.61%        5.89%        6.66%

Short-term debt:
  Interest expense                  $ 98,813     $126,527     $230,684
  Borrowing cost                       2.70%        3.06%        4.99%

Deposits:
  Interest expense                  $   -        $   -        $  3,726
  Borrowing cost                        -            -           5.90%

Total:
  Interest expense                  $546,716     $559,291     $635,483
  Borrowing cost                       4.08%        4.88%        5.93%

Item 1.  Continued


Interest expense and borrowing cost by rate of debt were as follows:

                                         Years Ended December 31,
                                      2003         2002         2001
                                          (dollars in thousands)
Fixed-rate debt:
  Interest expense                  $436,612     $480,285     $488,540
  Borrowing cost                       5.67%        6.48%        6.69%

Floating-rate debt:
  Interest expense                  $110,104     $ 79,006     $146,943
  Borrowing cost                       1.92%        1.95%        4.31%

Total:
  Interest expense                  $546,716     $559,291     $635,483
  Borrowing cost                       4.08%        4.88%        5.93%


The Company's use of interest rate swap agreements to fix floating-rate debt or float fixed-rate debt, the effect of which is included in the rates above, is described in Note 12. of the Notes to Consolidated Financial Statements in Item 8.


Contractual Maturities

Contractual maturities of net finance receivables and debt at December 31, 2003 were as follows:
                                    Net Finance
                                    Receivables            Debt
                                        (dollars in thousands)

2004                                $ 1,368,954        $ 5,566,285
2005                                  1,584,060          1,887,323
2006                                  1,170,696          2,454,296
2007                                    730,678          1,421,550
2008                                    495,036            540,668
2009 and thereafter                   9,958,537          2,459,192

Total                               $15,307,961        $14,329,314


See Note 5. of the Notes to Consolidated Financial Statements in Item
8. for contractual maturities and principal cash collections of net finance receivables by type.

Item 1.  Continued


                       INSURANCE BUSINESS SEGMENT

The insurance business segment markets its products to our eligible consumer finance customers. Cash generated from operations is invested in investment securities, commercial mortgage loans, investment real estate, and policy loans and is also used to pay dividends.

Merit is a life and health insurance company domiciled in Indiana and licensed in 46 states, the District of Columbia, and the U.S. Virgin Islands. Merit principally writes or reinsures credit life, credit accident and health, and non-credit insurance.

Yosemite is a property and casualty insurance company domiciled in Indiana and licensed in 45 states. Yosemite principally writes or reinsures credit-related property and casualty and credit involuntary unemployment insurance.


Products and Services

Our credit life insurance policies insure the life of the borrower in an amount typically equal to the unpaid balance of the finance receivable and provide for payment in full to the lender of the finance receivable in the event of the borrower's death. Our credit accident and health insurance policies provide, to the lender, payment of the installments on the finance receivable coming due during a period of the borrower's disability due to illness or injury. Our credit-related property and casualty insurance policies are written to protect the lender's interest in property pledged as collateral for the finance receivable. Our credit involuntary unemployment insurance policies provide, to the lender, payment of the installments on the finance receivable coming due during a period of the borrower's involuntary unemployment. The borrower's purchase of credit life, credit accident and health, credit-related property and casualty, or credit involuntary unemployment insurance is voluntary with the exception of lender-placed property damage coverage for property pledged as collateral. In these instances, our consumer finance business segment obtains property damage coverage through Yosemite either on a direct or reinsured basis under the terms of the lending agreement if the borrower does not provide evidence of coverage with another insurance carrier. Non-credit insurance policies are primarily traditional life level term coverage. The purchase of this coverage is voluntary. Customers usually either finance premiums for insurance products as part of the finance receivable or pay premiums monthly with their finance receivable payment, but they may pay the premiums in cash to the insurer. We do not offer single premium credit insurance products to our real estate loan customers.

Item 1.  Continued


Reinsurance

Merit and Yosemite have entered into reinsurance agreements with other insurance companies, including certain affiliated companies, for reinsurance of various non-credit life, individual annuity, group annuity, credit life, credit accident and health, and credit-related property and casualty insurance where our insurance subsidiaries reinsure the risk of loss. The reserves for this business fluctuate over time and in certain instances are subject to recapture by the insurer. At December 31, 2003, reserves on the books of Merit and Yosemite for these reinsurance agreements totaled $93.5 million.

See Note 23. of the Notes to Consolidated Financial Statements in Item
8. for further information on the Company's insurance business segment.


Insurance Premium Revenue Recognition

We recognize credit insurance premiums on closed-end real estate loans and revolving finance receivables as revenue when billed monthly. We defer credit insurance premiums collected in advance in unearned premium reserves which are included in insurance claims and policyholder liabilities. We recognize unearned premiums on credit life insurance as revenue using the sum-of-the-digits or actuarial methods, except in the case of level-term contracts, for which we recognize unearned premiums as revenue using the straight-line method over the terms of the policies. We recognize unearned premiums on credit accident and health insurance as revenue using an average of the sum-of-the-digits and the straight-line methods. We recognize unearned premiums on credit-related property and casualty and credit involuntary unemployment insurance as revenue using the straight-line method over the terms of the policies. We recognize non-credit life insurance premiums as revenue when collected but not before their due dates.

Item 1.  Continued


Premiums earned and premiums written by type of insurance were as follows:

                                          Years Ended December 31,
                                        2003        2002        2001
                                           (dollars in thousands)
Premiums Earned

Credit insurance premiums earned:
  Credit life                         $ 35,026    $ 37,576    $ 41,046
  Credit accident and health            45,114      47,726      50,405
  Property and casualty                 58,371      55,645      53,537
Other insurance premiums earned:
  Non-credit life                       32,934      38,097      39,157
  Non-credit accident and health         7,719       7,323       6,136
  Premiums assumed under
    coinsurance agreements                (654)      2,631       2,725

Total                                 $178,510    $188,998    $193,006


Premiums Written

Credit insurance premiums written:
  Credit life                         $ 26,057    $ 23,263    $ 29,333
  Credit accident and health            39,754      40,458      44,570
  Property and casualty                 50,697      55,186      54,048
Other insurance premiums written:
  Non-credit life                       32,934      38,097      39,157
  Non-credit accident and health         7,719       7,323       6,136
  Premiums assumed under
    coinsurance agreements                (654)      2,631       2,725

Total                                 $156,507    $166,958    $175,969


Insurance Losses Incurred

Insurance losses incurred represent claims paid on behalf of the insured plus changes in various insurance reserves. We base claim reserves on Company experience. We estimate reserves for losses and loss adjustment expenses for credit-related property and casualty insurance based upon claims reported plus estimates of incurred but not reported claims. We accrue liabilities for future life insurance policy benefits associated with non-credit life contracts when we recognize premium revenue and base amounts on assumptions as to investment yields, mortality, and surrenders. We base annuity reserves on assumptions as to investment yields and mortality. We base insurance reserves assumed under coinsurance agreements where we assume the risk of loss on various tabular and unearned premium methods.

Item 1.  Continued


Losses incurred by type of insurance were as follows:

                                          Years Ended December 31,
                                        2003        2002        2001
                                           (dollars in thousands)

Credit insurance losses incurred:
  Credit life                         $ 20,661    $ 21,869    $ 21,830
  Credit accident and health            16,501      26,494      24,814
  Property and casualty                 13,917       9,247      15,715
Other insurance losses incurred:
  Non-credit life                        6,800      11,996      11,102
  Non-credit accident and health         4,632       4,485       3,751
  Losses incurred under
    coinsurance agreements               5,338       9,184      10,899

Total                                 $ 67,849    $ 83,275    $ 88,111


Life Insurance in Force

Life insurance in force by type of insurance was as follows:

                                             December 31,
                                   2003          2002          2001
                                        (dollars in thousands)

Credit life                      $3,050,535   $3,091,211   $3,126,473
Non-credit life                   2,900,944    3,104,772    3,275,199

Total                            $5,951,479   $6,195,983   $6,401,672


Investments and Investment Results

We invest cash generated by our insurance business segment primarily in bonds. We invest in, but are not limited to, the following:

     *  bonds;
     *  commercial mortgage loans;
     *  short-term investments;
     *  limited partnerships;
     *  preferred stock;
     *  investment real estate;
     *  policy loans; and
     *  common stock.

AIG subsidiaries manage substantially all of our insurance business segment's investments on our behalf.

We currently classify all investment securities as available-for-sale and record them at fair value. We specifically identify realized gains and losses on investment securities.

Item 1.  Continued


We recognize interest on interest bearing fixed maturity investment securities, commercial mortgage loans, and policy loans as revenue on the accrual basis using the interest method. We amortize any premiums or discounts as a revenue adjustment using the interest method. We stop accruing interest revenue when collection of interest becomes uncertain. We record dividends as revenue on ex-dividend dates. We recognize income on mortgage-backed securities as revenue using a constant effective yield based on estimated prepayments of the underlying mortgages. We recognize the pretax operating income from our investment real estate as revenue monthly and from our investments in limited partnerships as revenue quarterly.

Investment results of our insurance business segment were as follows:

                                       Years Ended December 31,
                                    2003         2002         2001
                                        (dollars in thousands)

Net investment revenue (a)       $   82,630   $   82,812   $   81,711

Average invested assets (b)      $1,302,509   $1,252,625   $1,231,187

Adjusted portfolio yield (c)          6.56%        6.84%        7.03%

Net realized losses on
  investments (d)                $   (8,361)  $   (4,400)  $   (2,989)


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

The increase in net realized losses on investments in 2003 was primarily due to a write-off of a limited partnership, which was considered other than temporary. See Note 7. of the Notes to Consolidated Financial Statements in Item 8. for information regarding investment securities for all operations of the Company.

Item 1.  Continued


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

In many states, federal law preempts state law restrictions on interest rates and points and fees for first lien residential mortgage loans. The federal Alternative Mortgage Transactions Parity Act preempts certain state law restrictions on variable rate loans and loans with balloon payments in many states. The Company makes residential mortgage loans under the provisions of other federal laws. The Company is also subject to federal laws governing practices and disclosures when dealing with consumer or customer information.

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

The federal government is considering, and a number of states, counties, and cities have enacted or may be considering, laws or rules that restrict the credit terms or other aspects of residential mortgage loans that are typically described as "high cost mortgage loans". These laws or regulations, if adopted, may impose specific statutory liabilities in cases of non-compliance and may also limit or restrict the terms of covered loan transactions. Additionally, some of these laws may restrict other business activities or business dealings of affiliates of the Company under certain conditions.

Item 1.  Continued


Insurance

State authorities regulate and supervise our insurance subsidiaries. The extent of such regulation varies by product and by state, but relates primarily to the following:

     *  conduct of business;
     *  types of products offered;
     *  standards of solvency;
     * limitations on dividend payments and other related party transactions;
     *  licensing;
     *  deposits of securities for the benefit of policyholders;
     *  permissible investments;
     *  approval of policy forms and premium rates;
     *  periodic examination of the affairs of insurers;
     *  form and content of required financial reports;
     * reserve requirements for unearned premiums, losses, and other purposes; and
     *  claims processing.

The states in which we operate regulate credit insurance premium rates and premium refund calculations.


                              COMPETITION

Consumer Finance

The consumer finance industry is highly competitive due to the large number of companies offering financial products and services, the sophistication of those products, the capital market resources of some competitors, and the general acceptance and widespread usage of available credit. We compete with other consumer finance companies as well as other types of financial institutions that offer similar products and services.


Insurance

Our insurance business segment supplements our consumer finance business segment. We believe that our insurance companies' abilities to market insurance products through our distribution systems provide a competitive advantage over our insurance competitors.

Item 2.  Properties.


We generally conduct branch office operations, branch office administration, other operations, and operational support in leased premises. Lease terms generally range from three to five years.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. AGFC subsidiaries own two branch offices in Riverside and Barstow, California and two branch offices in Hato Rey and Isabela, Puerto Rico. AGFI owns eight buildings in Evansville, Indiana. These buildings primarily include certain of our administrative offices, our centralized services and support operations facilities, and one of our branch offices. Merit owns an office building in Houston, Texas that is leased to third parties and affiliates and also owns a consumer finance branch office in Terre Haute, Indiana that is leased to an AGFC subsidiary.



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

The plan of reorganization was confirmed by the bankruptcy court in February 2001, distributions under the plan were substantially completed, and in September 2003 the court closed the case. Certain creditors appealed the 2001 confirmation of the plan. In December 2003, the United States District Court affirmed the confirmation of the plan of reorganization, and in January 2004, those creditors further appealed to the United States Court of Appeals for the Seventh Circuit. We do not expect their appeal to prevail.


Other

AGFI and certain of its subsidiaries are also parties to various other lawsuits and proceedings, including certain purported class action claims, arising in the ordinary course of business. In addition, many of these proceedings are pending in jurisdictions, such as Mississippi, that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts, if any, that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations or financial position. However, the continued occurrences of large damage awards in general in the United States, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, create the potential for an unpredictable judgment in any given suit.

                                PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.


No trading market exists for AGFI's common stock. AGFI is an indirect wholly owned subsidiary of AIG. AGFI paid the following cash dividends on its common stock:

Quarter Ended                2003          2002
                           (dollars in thousands)

March 31                   $    895      $ 85,003
June 30                      99,322        61,996
September 30                 67,002          -
December 31                  15,895          -

Total                      $183,114      $146,999


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

                           At or for the Years Ended December 31,
                  2003          2002         2001        2000         1999
                                   (dollars in thousands)

Total revenues $ 2,190,106  $ 1,999,838  $ 1,998,498  $ 1,909,916 $ 1,731,602

Net income (a)     366,103      346,826      228,257      207,938     179,734

Total assets    17,006,164   15,484,286   13,531,654   13,408,395  12,635,307

Long-term debt  10,862,218    9,566,256    6,301,433    5,670,670   5,716,991


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


                      FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and our other publicly available documents may include, and the Company's officers and representatives may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, financial results and reserves. The Company's actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, which could cause the Company's actual results to differ, possibly materially, include, but are not limited to, the following:

     * changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we access capital and invest cash flows from the insurance business segment;
     * changes in the competitive environment in which we operate, including the demand for our products, customer responsiveness to our distribution channels and the formation of business combinations among our competitors;
     * the effectiveness of our credit risk scoring models in assessing the risk of customer unwillingness or inability to repay;
     * shifts in collateral values, contractual delinquencies, credit losses and the levels of unemployment and personal bankruptcies;
     * our ability to access capital markets and maintain our credit rating position;
     * changes in laws or regulations that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products;
     * the costs and effects of any litigation or governmental inquiries or investigations that are determined adversely to the Company;
     * changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;
     * our ability to integrate the operations of our acquisitions into our businesses;
     * changes in our ability to attract and retain employees or key executives to support our businesses; and
     * natural or accidental events such as fires or floods affecting our branches or other operating facilities.

Item 7.  Continued


Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC. We are under no obligation to (and expressly disclaim any such obligation to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.


                               OVERVIEW

We are in the consumer finance and credit insurance businesses. Our consumer finance business segment borrows money at wholesale prices, lends money at retail prices, and offers credit and non-credit insurance products to eligible customers. Our insurance business segment writes and reinsures credit and non-credit insurance products for eligible customers of our consumer finance business segment and invests premiums received in various investments.


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

At December 31, 2003, 87% of our assets were net finance receivables less allowance for finance receivable losses. Our finance charge revenue is a function of the amount of average net receivables and the yield on those average net receivables. GAAP requires that we recognize finance charges as revenue on the accrual basis using the interest method. The only discretion we have is the point of suspension of the accrual of this finance charge revenue.

At December 31, 2003, 94% of our liabilities were debt issued primarily to support our net finance receivables. Our interest expense is a function of the amount of average borrowings and the borrowing cost on those average borrowings. GAAP requires that we recognize interest on borrowings as expense on the accrual basis using the interest method. Interest expense includes the effect of our interest rate swap agreements.

Our insurance revenues consist primarily of insurance premiums resulting from our consumer finance customers purchasing various credit and non-credit insurance policies. Insurance premium revenue is a function of the premium amounts and policy terms. GAAP dictates the methods of insurance premium revenue recognition.

We invest cash generated by our insurance business segment primarily in investment securities, which were 8% of our assets at December 31, 2003, and to a lesser extent in commercial mortgage loans, investment real estate, and policy loans, which are included in other assets. We report the resulting investment revenue in other revenue. GAAP requires that we recognize interest on these investments as revenue on the accrual basis using the interest method. The only areas of

Item 7.  Continued


discretion we have are determining the classification of the investment, the point of suspension of the accrual of this investment revenue, and when the investment security's decline in fair value is considered to be other than temporary and is to be reduced to its fair value.

Our other revenue includes service fees we charge for marketing, certain origination processing services, and loan servicing of real estate loans under our agreement with AIG Federal Savings Bank. As required by GAAP, we recognize these fees as revenue when we perform the services. Other revenue also includes net gain on sale of real estate loans held for sale and net interest income on real estate loans held for sale. GAAP requires that we recognize the difference between the sales price we receive when we sell a real estate loan held for sale and our investment in that loan as a gain or loss at the time of sale. GAAP also requires that we recognize interest as revenue on the accrual basis using the interest method during the periods we hold real estate loans held for sale. The only discretion we have is the point of suspension of the accrual of this interest revenue.


                     CRITICAL ACCOUNTING POLICIES

Our finance receivable portfolio consists of approximately $15.3 billion of net finance receivables due from approximately 1.9 million customer accounts. These accounts were originated or purchased and are serviced by our 1,403 branch offices or by our centralized services and support operations.

To manage our exposure to credit losses, we use credit risk scoring models for finance receivables that we originate or perform due diligence investigations for finance receivables that we purchase. We also have standard collection procedures supplemented with data processing systems to aid branch and centralized services and support operations personnel in their finance receivable collection processes.

Despite our efforts to avoid losses on our finance receivables, our customers are subject to national, regional, and local economic situations and personal circumstances that affect their abilities to repay their obligations. These circumstances include lower income due to unemployment or underemployment, major medical expenses, and divorce. Occasionally, these types of events are so economically severe that the customer files for bankruptcy.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly. Within our three main finance receivable types are sub-portfolios, each consisting of a large number of relatively small, homogenous accounts. We evaluate these sub-portfolios as groups. None of our accounts are large enough to warrant individual evaluation for impairment. Our Credit Strategy and Policy Committee considers numerous factors in estimating losses inherent in our finance receivable portfolio, including the following:

     *  prior finance receivable loss and delinquency experience;
     *  the composition of our finance receivable portfolio; and
     * current economic conditions, including the levels of unemployment and personal bankruptcies.

Item 7.  Continued


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

We use migration analysis as one of the tools to determine the appropriate amount of allowance for finance receivable losses. Migration analysis is a statistical technique that attempts to predict the future amount of losses for existing pools of finance receivables. This technique applies empirically measured historical movement of like finance receivables through various levels of repayment, delinquency, and loss categories to existing finance receivable pools. These results are aggregated for all segments of the Company's portfolio to arrive at an estimate of future finance receivable losses for the finance receivables existing at the time of analysis. We calculate migration analysis using several different scenarios based on varying assumptions in order to evaluate the widest range of possible outcomes. We adjust the amounts determined by migration analysis for management's best estimate of the effects of current economic conditions, including the levels of unemployment and personal bankruptcies, on the amounts determined from historical loss and delinquency experience.

If we had chosen to establish the allowance for finance receivable losses at the highest and lowest levels produced by the various migration analysis scenarios, our allowance for finance receivable losses at December 31, 2003 and 2002 and provision for finance receivable losses and net income for 2003 and 2002 would have changed as follows:

                                               At or for the
                                          Years Ended December 31,
                                           2003              2002
                                            (dollars in millions)
Highest level:
  Increase in allowance for finance
    receivable losses                    $  29.7            $  15.8
  Increase in provision for finance
    receivable losses                       29.7               15.8
  Decrease in net income                   (18.9)             (11.1)

Lowest level:
  Decrease in allowance for finance
    receivable losses                    $(104.9)           $(106.4)
  Decrease in provision for finance
    receivable losses                     (104.9)            (106.4)
  Increase in net income                    66.7               75.0

Item 7.  Continued


The Credit Strategy and Policy Committee exercises its judgment, based on quantitative analyses, qualitative factors, and each committee member's experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. If its review concludes that an adjustment is necessary, we charge or credit this adjustment to expense through the provision for finance receivable losses. We consider this estimate to be a critical accounting estimate that affects the net income of the Company in total and the pretax operating income of our consumer finance business segment. We document the adequacy of the allowance for finance receivable losses, the analysis of the trends in credit quality, and the current economic conditions considered by the Credit Strategy and Policy Committee to support its conclusions. See Provision for Finance Receivable Losses for further information on the allowance for finance receivable losses.


                    OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements as defined by SEC rules.


                   LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sources of funds include operations, issuances of long-term debt, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, and securitizations. AGFI has also historically received capital contributions from its parent to support finance receivable growth and maintain targeted leverage.

In second quarter 2003, AGFC began issuing long-term debt under a retail note program. These senior, unsecured notes are sold by brokers to individual investors for a minimum investment of $1,000 in increments of $1,000.

Also in second quarter 2003, a consolidated special purpose subsidiary of AGFI purchased $266.8 million of real estate loans from seven subsidiaries of AGFC. The AGFI subsidiary securitized $259.0 million of these real estate loans and recorded $256.4 million of debt issued by the trust that purchased these real estate loans. This transaction was recorded as an "on balance sheet" secured financing.

Item 7.  Continued


Principal sources and uses of cash were as follows:

                                          Years Ended December 31,
                                        2003        2002        2001
                                           (dollars in millions)
Principal sources of cash:
  Net issuances of debt               $1,382.2    $1,766.1    $  420.9
  Operations                             817.3       568.8       720.1
  Capital contributions                     -         33.0          -

  Total                               $2,199.5    $2,367.9    $1,141.0


Principal uses of cash:
  Net originations and purchases
    of finance receivables            $1,837.4    $1,885.3    $  562.0
  Dividends paid                         183.1       147.0       438.3

  Total                               $2,020.5    $2,032.3    $1,000.3


Net cash from operations increased in 2003 primarily due to net sales of real estate loans held for sale, higher finance charges, lower interest expense, and routine operating activities. Net issuances of debt decreased in 2003 in response to the increase in net cash from operations.

Net originations and purchases of finance receivables and net issuances of debt increased in 2002 due to significant increases in real estate loan acquisitions. Net cash from operations decreased in 2002 due to routine operating activities, partially offset by higher finance charges and lower interest expense.

Dividends paid, less capital contributions received, reflect changes in net income retained by AGFI to maintain equity and total debt at a targeted ratio. At year end 2001, we increased our leverage target to
9.0 to 1 for debt to tangible equity. Approximately $210.0 million of the $260.0 million fourth quarter 2001 dividend was due to our change in targeted leverage.

We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable operational requirements and financial obligations. The principal risk factors that could decrease our sources of liquidity are delinquent payments from our customers and an inability to access capital markets. The principal factors that could increase our cash needs are significant increases in net originations and purchases of finance receivables. We intend to mitigate liquidity risk factors by continuing to operate the Company by utilizing the following existing strategies:

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

Item 7.  Continued


Consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets for issuances of our commercial paper and long-term debt. At December 31, 2003, we had $9.1 billion of long-term debt securities registered under the Securities Act of 1933 that had not yet been issued. We also maintain committed bank credit facilities and have the ability to securitize a portion of our finance receivables to provide additional sources of liquidity for needs potentially not met through other funding sources. See Note 11. of the Notes to Consolidated Financial Statements in Item 8. for information on our credit facilities.

At December 31, 2003, material contractual obligations were as follows:

                        Less than   From 1-3   From 4-5    Over 5
                         1 year      years      years      years      Total
                                        (dollars in millions)

Debt:
  Long-term debt        $ 2,099.2  $ 4,341.6  $ 1,962.2  $ 2,459.2  $10,862.2
  Short-term debt         3,467.1         -          -          -     3,467.1
Operating leases             50.5       61.0       21.1       14.7      147.3

Total                   $ 5,616.8  $ 4,402.6  $ 1,983.3  $ 2,473.9  $14,476.6


Debt

With consistent execution of our business strategies, we expect to refinance maturities of our debt in the capital markets. Any adverse changes in our operating performance or credit ratings could limit our access to capital markets to accomplish these refinancings.


Operating Leases

Operating leases represent annual rental commitments for leased office space, automobiles, and data processing and related equipment.

Item 7.  Continued


Capital Resources

                                             December 31,
                                       2003                2002
                                  Amount  Percent     Amount  Percent
                                         (dollars in millions)

Long-term debt                   $10,862.2     67%   $ 9,566.2     66%
Short-term debt                    3,467.1     22      3,375.7     23

Total debt                        14,329.3     89     12,941.9     89
Equity                             1,823.8     11      1,586.8     11

Total capital                    $16,153.1    100%   $14,528.7    100%

Net finance receivables          $15,308.0           $13,846.2
Debt to equity ratio                 7.86x               8.16x
Debt to tangible equity ratio        8.88x               8.66x


Reconciliations of equity to tangible equity were as follows:

                                                December 31,
                                            2003            2002
                                           (dollars in millions)

Equity                                    $ 1,823.8      $ 1,586.8
Goodwill                                     (224.7)        (161.9)
Accumulated other comprehensive loss           14.9           68.9

Tangible equity                           $ 1,614.0      $ 1,493.8


Our capital varies primarily with the level of net finance receivables. The increase in total capital at December 31, 2003 when compared to December 31, 2002 was greater than our finance receivable growth for the same period primarily due to capital required to support the acquisition of WFI and its operations. The capital mix of debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. AGFI has historically paid dividends to (or received capital contributions from) its parent to manage our leverage of debt to tangible equity to a targeted amount. Since year-end 2001, that tangible leverage target has been 9.0 to 1.

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

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years. Most floating-rate funding is through AGFI and AGFC sales and refinancing of commercial paper and through AGFC issuances of long-term, floating-

Item 7.  Continued


rate debt. Commercial paper, with maturities ranging from 1 to 270 days, is sold to banks, insurance companies, corporations, and other accredited investors. At December 31, 2003, short-term debt included $2.9 billion of commercial paper. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days. At December 31, 2003, short-term debt included $530.4 million of extendible commercial notes.

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 2003, credit facilities totaled $3.2 billion (including $3.0 billion of committed credit facilities) with remaining availability of $3.1 billion. See Note 11. of the Notes to Consolidated Financial Statements in Item 8. for additional information on credit facilities.

Our committed credit facilities at December 31, 2003 expire as follows:

                           Committed Credit Facilities
                              (dollars in millions)

2004                                $1,503.0
2007                                 1,500.0

Total                               $3,003.0


                    ANALYSIS OF OPERATING RESULTS

Net Income
                                         Years Ended December 31,
                                       2003        2002        2001
                                          (dollars in millions)

Net income                            $366.1      $346.8      $228.3
  Amount change                       $ 19.3      $118.5      $ 20.4
  Percent change                          6%         52%         10%

Return on average assets               2.27%       2.48%       1.70%
Return on average equity              21.33%      24.49%      14.34%
Ratio of earnings to fixed charges     2.02x       1.85x       1.55x


Net income for 2002 included a $30.0 million reduction in the provision for income taxes resulting from a favorable settlement of income tax audit issues. Net income for 2003 and 2002 did not include goodwill amortization due to the adoption of Statement of Financial Accounting Standards 142 on January 1, 2002. Net income included goodwill amortization of $7.8 million for 2001.

Net income for 2001 included charges of $78.3 million ($50.9 million aftertax) resulting from our review of our businesses and the assets supporting those businesses, as well as the adoption of AIG's accounting policies and methodologies, in connection with AIG's indirect acquisition of the Company. See Note 18. of the Notes to Consolidated Financial Statements in Item 8. for further information on these charges.

Item 7.  Continued


We manage our operations in response to economic events and to achieve our profitability objectives. A continued sluggish economy in the first half of 2003 and the lowest interest rate environment in 45 years caused further decreases in both our yield and borrowing cost. Our acquisition of WFI, effective January 1, 2003, caused increases in our other revenue and also increased our operating expenses. Real estate loan production of approximately $1.9 billion from the recently acquired WFI operations more than offset the decrease in real estate loans acquired from third party lenders. We also continued to control operating expenses. The higher proportion of real estate loans in our finance receivable portfolio resulted in net charge-offs that were also well controlled. This, plus the improving economy in the second half of 2003, resulted in lower additions to the allowance for finance receivable losses when compared to the prior two years.

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

See Note 23. of the Notes to Consolidated Financial Statements in Item
8. for information on the results of the Company's business segments.

Item 7.  Continued


Our statements of income line items as percentages of each year's average net receivables were as follows:

                                          Years Ended December 31,
                                          2003      2002      2001

Revenues
  Finance charges                        12.46%    13.85%    14.60%
  Insurance                               1.28      1.54      1.67
  Other                                   1.65      0.72      0.77

Total revenues                           15.39     16.11     17.04

Expenses
  Interest expense                        3.84      4.51      5.42
  Operating expenses                      4.82      4.52      4.70
  Provision for finance
    receivable losses                     2.21      2.45      2.47
  Insurance losses and loss
    adjustment expenses                   0.48      0.67      0.75
  Other charges                             -         -       0.66

Total expenses                           11.35     12.15     14.00

Income before provision for
  income taxes                            4.04      3.96      3.04

Provision for income taxes                1.47      1.17      1.09

Net income                                2.57%     2.79%     1.95%


Factors that specifically affected the Company's operating results were as follows:


Finance Charges
                                       Years Ended December 31,
                                    2003         2002        2001
                                        (dollars in millions)

Finance charges                   $ 1,773.3   $ 1,718.9   $ 1,712.5
  Amount change                   $    54.4   $     6.4   $    93.5
  Percent change                         3%          -%          6%

Average net receivables           $14,232.1   $12,409.9   $11,726.4
Yield                                12.46%      13.85%      14.60%

Item 7.  Continued


Finance charges increased due to the following:

                                        Years Ended December 31,
                                      2003        2002        2001
                                         (dollars in millions)

Increase in average net
  receivables                        $ 216.4     $ 84.0      $ 40.4
(Decrease) increase in yield          (162.0)     (77.6)       56.7
Decrease in number of days               -           -         (3.6)

Total                                $  54.4     $  6.4      $ 93.5


Growth in average net receivables by type was as follows:

                                        Years Ended December 31,
                                      2003        2002        2001
                                         (dollars in millions)

Real estate loans                    $1,849.3   $  827.2   $  145.6
Non-real estate loans                    25.2      (96.7)     152.9
Retail sales finance                    (52.3)     (47.0)      19.0

Total                                $1,822.2   $  683.5   $  317.5

Percent change                            15%         6%         3%


In 2003, the lowest interest rate environment in 45 years continued to cause increases in both originations and liquidations of our real estate loans. Real estate loan production of approximately $1.9 billion from the recently acquired WFI operations also increased real estate loan originations as well as the average size of real estate loans originated in 2003. We reduced real estate loan acquisitions in 2003 because premiums on portfolios of real estate loans produced by third party originators and required by sellers reached levels unacceptable to us.

In 2002, the low interest rate environment caused significant increases in both originations and liquidations of our real estate loans. However, we took advantage of the record real estate loan refinancings that occurred in the market and acquired $2.4 billion of real estate loan portfolios from third party originators.

Changes in yield in basis points (bp) by type were as follows:

                                        Years Ended December 31,
                                       2003       2002       2001

Real estate loans                    (136) bp    (84) bp      46 bp
Non-real estate loans                 (32)        (3)          5
Retail sales finance                  (15)        36          42

Total                                (139)       (75)         41

Item 7.  Continued


Yield decreased in both 2003 and 2002 primarily reflecting a lower real estate loan yield resulting from the low interest rate environment. We anticipate yield to level off or decrease less in 2004.


Insurance Revenues

Insurance revenues were as follows:

                                        Years Ended December 31,
                                      2003        2002        2001
                                         (dollars in millions)

Earned premiums                      $178.5      $189.0      $193.0
Commissions                             3.1         2.2         2.4

Total                                $181.6      $191.2      $195.4

Amount change                        $ (9.6)     $ (4.2)     $ (0.8)
Percent change                         (5)%        (2)%          -%


Earned premiums decreased for 2003 primarily due to lower premium volume over the last three years. Premium volume decreased due to fewer non-real estate loan customers who historically have purchased the majority of our insurance products. Also, in April 2003, we terminated a reinsurance agreement with a non-subsidiary affiliate and reversed approximately $3.6 million of annuity premiums and annuity reserve expense that we previously recorded.

Earned premiums decreased in 2002 primarily due to lower premium volume and lower premium rates. The lower premium volume reflected a higher proportion of average net receivables that are real estate loans, as well as a decrease in the amount of premiums permitted to be charged in a number of states. Our experience is that customers purchase fewer insurance products on real estate loans than on non-real estate loans.

Item 7.  Continued


Other Revenues

Other revenues were as follows:

                                        Years Ended December 31,
                                      2003        2002        2001
                                         (dollars in millions)

Net gain on sales of real estate
  loans held for sale                $ 84.0      $   -       $   -
Investment revenue                     82.2        85.9        87.9
Service fee income from a
  non-subsidiary affiliate             49.5         3.1          -
Net interest income on real estate
  loans held for sale                  14.8          -           -
Writedowns on real estate owned        (8.4)       (9.1)       (4.9)
Net recovery (loss) on sales of
  real estate owned                     2.2         2.9        (1.1)
Other                                  10.9         6.9         8.7

Total                                $235.2      $ 89.7      $ 90.6

Amount change                        $145.5      $ (0.9)     $ (4.1)
Percent change                         162%        (1)%        (4)%


The increase in other revenues for 2003 was primarily due to the acquisition of WFI effective January 1, 2003 which resulted in net gain on sales of real estate loans held for sale, higher service fee income from a non-subsidiary affiliate, and net interest income on real estate loans held for sale in 2003. Effective July 1, 2003, WFI and AIG Federal Savings Bank, a non-subsidiary affiliate, entered into an agreement whereby for a fee, WFI provides marketing, certain origination processing services, loan servicing, and related services for the affiliate's origination and sale of non-conforming residential real estate loans. These WFI service activities have supplanted much of WFI's origination and sales activity and are anticipated to do so going forward.

The decrease in other revenues for 2002 was primarily due to lower revenue on mortgage warehouse lending activity and higher writedowns on real estate owned, partially offset by net recovery on sales of foreclosed real estate in 2002 compared to net loss in 2001 and higher service fee income from a non-subsidiary affiliate. During first quarter 2002, we discontinued the operations of our mortgage warehouse lending subsidiary.

Investment revenue was affected by the following:

                                       Years Ended December 31,
                                     2003        2002        2001
                                        (dollars in millions)

Average invested assets            $1,302.5    $1,252.6    $1,231.2
Adjusted portfolio yield              6.56%       6.84%       7.03%
Net realized losses on
  investments                      $   (8.4)   $   (4.4)   $   (3.0)

Item 7.  Continued


Interest Expense
                                       Years Ended December 31,
                                    2003         2002        2001
                                        (dollars in millions)

Interest expense                  $   546.7   $   559.3   $   635.5
  Amount change                   $   (12.6)  $   (76.2)  $   (58.8)
  Percent change                       (2)%       (12)%        (8)%

Average borrowings                $13,381.6   $11,471.2   $10,704.6
Borrowing cost                        4.08%       4.88%       5.93%


Interest expense decreased due to the following:

                                        Years Ended December 31,
                                      2003        2002        2001
                                         (dollars in millions)

Decrease in borrowing cost           $(105.8)    $(121.7)    $(70.7)
Increase in average borrowings          93.2        45.5       12.3
Decrease in number of days                -           -        (0.4)

Total                                $ (12.6)    $ (76.2)    $(58.8)


Changes in average borrowings by type were as follows:

                                        Years Ended December 31,
                                      2003        2002        2001
                                         (dollars in millions)

Long-term debt                       $2,372.1   $1,320.0   $  315.6
Short-term debt                        (461.7)    (490.3)    (148.8)
Deposits                                   -       (63.1)      19.6

Total                                $1,910.4   $  766.6   $  186.4

Percent change                            17%         7%         2%


AGFC issued $2.7 billion of long-term debt in 2003, compared to $4.6 billion in 2002 and $1.9 billion in 2001. Long-term debt issuances in 2003 were lower than in 2002 primarily due to reductions in commercial paper, higher levels of finance receivable growth, and long-term debt refinancings in 2002.

In second quarter 2003, a consolidated special purpose subsidiary of AGFI recorded $256.4 million of debt issued by a trust that purchased $259.0 million of real estate loans as part of our securitization. We recorded the transaction as an "on balance sheet" secured financing.

Item 7.  Continued


Changes in borrowing cost in basis points by type were as follows:

                                        Years Ended December 31,
                                       2003       2002       2001

Long-term debt                        (128) bp    (77) bp      2 bp
Short-term debt                        (36)      (193)      (155)
Deposits                               n/a        n/a         (4)

Total                                  (80)      (105)       (66)


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


Operating Expenses

Operating expenses were as follows:

                                        Years Ended December 31,
                                      2003        2002        2001
                                         (dollars in millions)

Salaries and benefits                $413.4      $316.3      $302.5
Other                                 272.9       245.2       248.3

Total                                $686.3      $561.5      $550.8

Amount change                        $124.8      $ 10.7      $  8.4
Percent change                          22%          2%          2%

Operating expenses as a
  percentage of average
  net receivables                     4.82%       4.52%       4.70%


The increase in operating expenses for 2003 was primarily due to higher salaries and benefits, credit and collection expenses, occupancy, and advertising expenses. The increase in salaries and benefits for 2003 reflected the acquisition of WFI which resulted in the addition of approximately 500 WFI employees effective January 1, 2003 and 400 additional WFI employees hired during 2003, competitive compensation, and rising benefit costs. The increase in credit and collection expenses reflected higher credit investigation, recording and releasing, and mortgage appraisal fees resulting from higher real estate loan originations and renewals during 2003.

Item 7.  Continued


The increase in operating expenses for 2002 was primarily due to higher salaries and benefits, data processing, and administrative expenses allocated from AIG, partially offset by the absence of goodwill amortization in 2002. The increases in salaries and benefits for 2002 reflected higher competitive compensation and rising benefit costs.

The increase in operating expenses as a percentage of average net receivables for 2003 reflected increased operating expenses due to the acquisition of WFI, partially offset by continued emphasis on controlled operating expenses. Approximately $83.9 million of the Company's 2003 operating expenses were directly related to WFI operations. The improvements in operating expenses as a percentage of average net receivables in 2002 reflected controlled operating expenses and moderate finance receivable growth.


Provision for Finance Receivable Losses

                                             At or for the
                                        Years Ended December 31,
                                      2003        2002        2001
                                         (dollars in millions)
Provision for finance
  receivable losses                  $313.8      $303.6      $289.3
  Amount change                      $ 10.2      $ 14.3      $ 83.0
  Percent change                         3%          5%         40%

Net charge-offs                      $310.8      $297.6      $264.3
Charge-off ratio                      2.19%       2.41%       2.26%
Charge-off coverage                   1.50x       1.56x       1.70x

60 day+ delinquency                  $515.4      $523.3      $465.1
Delinquency ratio                     3.28%       3.67%       3.71%

Allowance for finance
  receivable losses                  $466.0      $463.0      $448.3
Allowance ratio                       3.04%       3.34%       3.74%


Changes in net charge-offs by type were as follows:

                                        Years Ended December 31,
                                      2003        2002        2001
                                         (dollars in millions)

Real estate loans                    $10.4       $ 4.0        $ 4.8
Non-real estate loans                  2.9        24.3         43.3
Retail sales finance                  (0.1)        5.0          9.9

Total                                $13.2       $33.3        $58.0


Real estate loan net charge-offs increased in 2003 and 2002 primarily due to increases in real estate loan average net receivables of $1.8 billion, or 23%, in 2003 and $827.1 million, or 11%, in 2002. The increase in non-real estate loan and retail sales finance net charge-offs in 2002 reflected the sluggish economy during 2002.

Item 7.  Continued


Changes in charge-off ratios in basis points by type were as follows:

                                        Years Ended December 31,
                                       2003       2002       2001

Real estate loans                       (2) bp     (1) bp      5 bp
Non-real estate loans                    3        107        121
Retail sales finance                    13         46         66

Total                                  (22)        15         45


The decrease in total charge-off ratio for 2003 reflected a higher proportion of average net receivables that were real estate loans and the improving economy during the second half of 2003. The increase in total charge-off ratio for 2002 reflected a sluggish economy in 2002 and higher levels of unemployment and personal bankruptcies.

Changes in delinquency from the prior year end by type were as follows:

                                        Years Ended December 31,
                                      2003        2002        2001
                                         (dollars in millions)

Real estate loans                    $  6.7      $48.2        $12.3
Non-real estate loans                 (11.3)       7.2         22.9
Retail sales finance                   (3.3)       2.8          9.3

Total                                $ (7.9)     $58.2        $44.5


Real estate loan delinquency increased in 2003 and 2002 primarily due to increases in real estate loans of $1.5 billion in 2003 and $1.9 billion in 2002. Delinquency was favorably impacted at December 31, 2003 by the improving economy in the second half of 2003, but was unfavorably impacted at December 31, 2002 by the sluggish economy during 2002.

Changes in delinquency ratio from the prior year end in basis points by type were as follows:

                                        Years Ended December 31,
                                       2003       2002       2001

Real estate loans                      (40) bp    (12) bp      3 bp
Non-real estate loans                  (26)        18         82
Retail sales finance                    (8)        31         61

Total                                  (39)        (4)        30


The delinquency ratio at December 31, 2003 and 2002 decreased primarily due to a higher proportion of net finance receivables that were real estate loans. The delinquency ratio at December 31, 2003 also reflected the improving economy during the second half of 2003 and improvements in non-real estate and retail sales finance delinquency ratios.

Item 7.  Continued


Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at December 31, 2003 when compared to December 31, 2002 was due to net increases to the allowance for finance receivable losses through the provision for finance receivable losses in 2003 totaling $3.0 million. These increases were necessary in response to our levels of delinquency and net charge-offs and the levels of both unemployment and personal bankruptcies in the United States.

The allowance as a percentage of net finance receivables at December 31, 2003 and 2002 decreased primarily due to a higher proportion of net finance receivables that were real estate loans. The allowance as a percentage of net finance receivables at December 31, 2003 also reflected the improving economy during the second half of 2003.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs, declined in 2003 and 2002 primarily due to a higher proportion of net finance receivables that were real estate loans.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

                                        Years Ended December 31,
                                      2003        2002        2001
                                         (dollars in millions)

Claims incurred                      $75.3       $85.3        $90.3
Change in benefit reserves            (7.5)       (2.0)        (2.2)

Total                                $67.8       $83.3        $88.1

Amount change                        $(15.5)     $(4.8)       $(0.3)
Percent change                        (19)%       (5)%           -%


Insurance losses and loss adjustment expenses declined in 2003 primarily due to lower claims incurred and a decrease in required benefit reserves due to lower premium volume in the last three years. Also, in April 2003, we terminated a reinsurance agreement with a non-subsidiary affiliate and reversed approximately $3.6 million of annuity reserve expense and annuity premiums that we previously recorded.

Claims incurred decreased in 2002 primarily due to decreases in claim reserves, partially offset by increases in claims paid.

Item 7.  Continued


Other Charges

In third quarter 2001, we recorded charges of $78.3 million ($50.9 million aftertax) resulting from our review of our businesses and the assets supporting those businesses, as well as the adoption of AIG's accounting policies and methodologies, in connection with AIG's indirect acquisition of the Company. See Note 18. of the Notes to Consolidated Financial Statements in Item 8. for further information on these charges.


Provision for Income Taxes
                                        Years Ended December 31,
                                      2003        2002        2001
                                         (dollars in millions)

Provision for income taxes           $209.3      $145.3      $128.3
  Amount change                      $ 64.0      $ 17.0      $  7.6
  Percent change                        44%         13%          6%

Pretax income                        $575.4      $492.2      $356.5
Effective income tax rate            36.38%      29.53%      35.98%


Provision for income taxes increased during 2003 due to higher effective income tax rate and higher taxable income. The increase in the provision for income taxes for 2002 reflected higher taxable income, partially offset by a lower effective income tax rate. During fourth quarter 2002, we reduced the provision for income taxes by $30.0 million resulting from a favorable settlement of income tax audit issues. This decreased the effective income tax rate for 2002.



                   ANALYSIS OF FINANCIAL CONDITION

Asset Quality

We believe that our geographic diversification reduces the risk associated with a recession in any one region. In addition, 97% of our finance receivables at December 31, 2003 were secured by real property or personal property. While finance receivables have some exposure to further economic uncertainty, we believe that the allowance for finance receivable losses is adequate to absorb losses inherent in our existing portfolio. See Analysis of Operating Results for further information on allowance ratio, delinquency ratio, and charge-off ratio and Note 3. of the Notes to Consolidated Financial Statements in Item 8. for further information on how we estimate finance receivable losses.

Investment securities are the majority of our insurance business segment's investment portfolio. Our investment strategy is to optimize aftertax returns on invested assets, subject to the constraints of safety, liquidity, diversification, and regulation.

Item 7.  Continued


Asset/Liability Management

In an effort to reduce the risk associated with unfavorable changes in interest rates not met by favorable changes in finance charge yields of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. For 2003, real estate loans had an average life of 2.5 years (although loan lives may change in response to interest rate changes), while non-real estate loans had an average life of 1.5 years and retail sales finance receivables had an average life of 9 months. The weighted-average life until maturity for our long-term debt was 3.2 years at December 31, 2003.

We fund finance receivables with a combination of fixed-rate and floating-rate debt and equity. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the finance receivables being supported.

We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary means by which we accomplish this is by issuing fixed-rate, long-term debt. To supplement fixed-rate debt issuances, AGFC also alters the nature of certain floating-rate funding by using interest rate swap agreements to synthetically create fixed-rate, long-term debt, thereby limiting our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the effect of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 43% of our borrowings at December 31, 2003 compared to 38% at December 31, 2002. Adjustable-rate net finance receivables represented 25% of our net finance receivables at December 31, 2003 compared to 22% at December 31, 2002.



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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

                                December 31, 2003       December 31, 2002
                              +100 bp       -100 bp   +100 bp       -100 bp
                                          (dollars in thousands)
Assets
Net finance receivables,
  less allowance for
  finance receivable
  losses                      $(490,884)  $ 542,491   $(354,578)  $ 386,430
Fixed-maturity investment
  securities                    (77,750)     82,802     (73,058)     77,812

Liabilities
Long-term debt                 (287,934)    298,965    (227,886)    240,637
Interest rate swap agreements    (1,195)      1,555      10,114      (9,979)


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



Item 8.  Financial Statements and Supplementary Data.


The Report of Management's Responsibility, PricewaterhouseCoopers LLP Report of Independent Auditors, Ernst & Young LLP Report of
Independent Auditors, and the related consolidated financial statements are presented on the following pages.

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

                     REPORT OF INDEPENDENT AUDITORS





To the Board of Directors of
American General Finance, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Items 15(a)(1) and (2) on page 95 present fairly, in all material respects, the financial position of American General Finance, Inc. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule at and for the years ended December 31, 2003 and 2002 listed in the index appearing under Item 15(d) on page 96 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Additionally, as discussed in Note 22, the Company changed its method of accounting for pensions for the year ended December 31, 2002.



/s/  PricewaterhouseCoopers LLP


Chicago, Illinois
February 16, 2004

                    REPORT OF INDEPENDENT AUDITORS





The Board of Directors
American General Finance, Inc.


We have audited the accompanying consolidated statements of income, shareholder's equity, cash flows, and comprehensive income of American General Finance, Inc. (a wholly owned indirect subsidiary of American International Group, Inc.) and subsidiaries for the year ended December 31, 2001. Our audit also included the financial statement schedule for the year ended December 31, 2001 listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of American General Finance, Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2001 financial statement schedule, when considered in relation to the basic 2001 financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4. to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments.


                                            /s/  Ernst & Young LLP


Indianapolis, Indiana
January 31, 2002

            American General Finance, Inc. and Subsidiaries
                      Consolidated Balance Sheets




                                                         December 31,
                                                     2003            2002
                                                    (dollars in thousands)
Assets

Net finance receivables (Notes 3. and 5.):
  Real estate loans                               $11,038,140    $ 9,498,046
  Non-real estate loans                             2,932,120      2,958,925
  Retail sales finance                              1,337,701      1,389,241

Net finance receivables                            15,307,961     13,846,212
Allowance for finance receivable
  losses (Note 6.)                                   (466,031)      (463,031)
Net finance receivables, less allowance
  for finance receivable losses                    14,841,930     13,383,181

Investment securities (Note 7.)                     1,307,472      1,227,156
Cash and cash equivalents                             145,462        153,660
Other assets (Note 8.)                                711,300        720,289

Total assets                                      $17,006,164    $15,484,286


Liabilities and Shareholder's Equity

Long-term debt (Notes 9. and 12.)                 $10,862,218    $ 9,566,256
Short-term debt (Notes 10. and 12.)                 3,467,096      3,375,674
Insurance claims and policyholder
  liabilities (Note 13.)                              438,362        472,348
Other liabilities (Note 14.)                          376,739        442,932
Accrued taxes                                          37,952         40,259

Total liabilities                                  15,182,367     13,897,469

Shareholder's equity:
  Common stock (Note 15.)                               1,000          1,000
  Additional paid-in capital                          920,276        920,276
  Accumulated other comprehensive
    loss (Note 16.)                                   (14,947)       (68,938)
  Retained earnings (Note 17.)                        917,468        734,479

Total shareholder's equity                          1,823,797      1,586,817

Total liabilities and shareholder's equity        $17,006,164    $15,484,286





See Notes to Consolidated Financial Statements.

            American General Finance, Inc. and Subsidiaries
                   Consolidated Statements of Income




                                             Years Ended December 31,
                                         2003          2002          2001
                                              (dollars in thousands)

Revenues
  Finance charges                     $1,773,277    $1,718,873    $1,712,485
  Insurance                              181,642       191,230       195,393
  Other                                  235,187        89,735        90,620

Total revenues                         2,190,106     1,999,838     1,998,498

Expenses
  Interest expense                       546,716       559,291       635,483
  Operating expenses:
    Salaries and benefits                413,358       316,262       302,461
    Other operating expenses             272,945       245,257       248,326
  Provision for finance receivable
    losses                               313,830       303,585       289,302
  Insurance losses and loss
    adjustment expenses                   67,849        83,275        88,111
  Other charges (Note 18.)                  -             -           78,297

Total expenses                         1,614,698     1,507,670     1,641,980

Income before provision for income
  taxes                                  575,408       492,168       356,518

Provision for Income Taxes
  (Note 19.)                             209,305       145,342       128,261

Net Income                            $  366,103    $  346,826    $  228,257





See Notes to Consolidated Financial Statements.

            American General Finance, Inc. and Subsidiaries
            Consolidated Statements of Shareholder's Equity




                                             Years Ended December 31,
                                         2003          2002          2001
                                              (dollars in thousands)

Common Stock
  Balance at beginning of year        $    1,000    $    1,000    $    1,000
  Balance at end of year                   1,000         1,000         1,000

Additional Paid-in Capital
  Balance at beginning of year           920,276       880,594       877,576
  Capital contributions from
    parent and other                        -           39,682         3,018
  Balance at end of year                 920,276       920,276       880,594

Accumulated Other Comprehensive
  (Loss) Income
    Balance at beginning of year         (68,938)      (61,687)        2,631
    Change in net unrealized
      gains (losses):
        Investment securities             10,673        23,792         3,543
        Interest rate swaps               43,318       (31,391)      (67,513)
        Minimum pension liability           -              348          (348)
    Balance at end of year               (14,947)      (68,938)      (61,687)

Retained Earnings
  Balance at beginning of year           734,479       534,652       757,060
  Net income                             366,103       346,826       228,257
  Common stock dividends                (183,114)     (146,999)     (438,303)
  Disposition of American General
    Bank, FSB                               -             -          (12,362)
  Balance at end of year                 917,468       734,479       534,652

Total Shareholder's Equity            $1,823,797    $1,586,817    $1,354,559





See Notes to Consolidated Financial Statements.

               American General Finance, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows


                                                      Years Ended December 31,
                                                    2003        2002        2001
                                                       (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                       $  366,103  $  346,826  $  228,257
Reconciling adjustments:
  Provision for finance receivable losses           313,830     303,585     289,302
  Depreciation and amortization                     197,232     153,211     149,262
  Deferral of finance receivable
    origination costs                               (71,401)    (60,215)    (58,488)
  Deferred income tax benefit                        (2,372)    (58,601)    (27,827)
  Origination of real estate loans held
    for sale                                     (1,789,108)       -           -
  Sales and principal collections of real
    estate loans held for sale                    1,885,122        -           -
  Change in other assets and other liabilities      (49,944)    (59,970)     24,499
  Change in insurance claims and
    policyholder liabilities                        (33,986)    (23,240)    (23,859)
  Change in taxes receivable and payable             (4,688)    (33,546)     63,738
  Other charges                                        -           -         78,297
  Other, net                                          6,538         756      (3,042)
Net cash provided by operating activities           817,326     568,806     720,139

Cash Flows from Investing Activities
  Finance receivables originated or purchased    (8,948,036) (8,184,075) (6,516,578)
  Principal collections on finance receivables    7,110,628   6,298,802   5,954,613
  Acquisition of Wilmington Finance, Inc.           (93,189)       -           -
  Acquisition of First Horizon                         -       (208,666)       -
  Disposition of American General Bank, FSB            -           -        (39,998)
  Investment securities purchased                  (504,561)   (806,989) (1,024,964)
  Investment securities called and sold             413,554     713,653     982,127
  Investment securities matured                      23,335      42,475      10,310
  Change in premiums on finance receivables
    purchased and deferred charges                   (1,008)    (88,465)    (36,628)
  Other, net                                        (25,305)    (13,023)    (16,495)
Net cash used for investing activities           (2,024,582) (2,246,288)   (687,613)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt        2,947,613   4,638,983   1,892,820
  Repayment of long-term debt                    (1,656,863) (1,394,998) (1,265,867)
  Change in deposits                                   -           -         28,924
  Change in short-term debt                          91,422  (1,477,846)   (234,993)
  Capital contributions from parent                    -         33,000        -
  Dividends paid                                   (183,114)   (146,999)   (438,303)
Net cash provided by (used for)
  financing activities                            1,199,058   1,652,140     (17,419)

(Decrease) increase in cash and cash equivalents     (8,198)    (25,342)     15,107
Cash and cash equivalents at beginning of year      153,660     179,002     163,895
Cash and cash equivalents at end of year         $  145,462  $  153,660  $  179,002



<F1>
See Notes to Consolidated Financial Statements.

           American General Finance, Inc. and Subsidiaries
           Consolidated Statements of Comprehensive Income




                                              Years Ended December 31,
                                          2003          2002          2001
                                               (dollars in thousands)


Net Income                              $ 366,103     $ 346,826    $ 228,257

Other comprehensive gain (loss):

  Net unrealized gains (losses):
    Investment securities                   8,040        32,220        2,396
    Interest rate swaps:
      Transition adjustment                  -             -         (42,103)
      Current period                       (6,773)     (151,142)    (121,636)
    Minimum pension liability                -              535         (535)

  Income tax effect:
    Investment securities                  (2,802)      (11,288)        (796)
    Interest rate swaps:
      Transition adjustment                  -             -          14,736
      Current period                        2,369        52,900       42,573
    Minimum pension liability                -             (187)         187

  Net unrealized gains (losses),
    net of tax                                834       (76,962)    (105,178)

  Reclassification adjustments
    for realized losses included
    in net income:
      Investment securities                 8,361         4,400        2,989
      Interest rate swaps                  73,418       102,848       59,872

  Income tax effect:
    Investment securities                  (2,926)       (1,540)      (1,046)
    Interest rate swaps                   (25,696)      (35,997)     (20,955)

  Realized losses included
    in net income, net of tax              53,157        69,711       40,860

Other comprehensive gain (loss),
  net of tax                               53,991        (7,251)     (64,318)


Comprehensive income                    $ 420,094     $ 339,575    $ 163,939





See Notes to Consolidated Financial Statements.

            American General Finance, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements
                           December 31, 2003



Note 1.  Nature of Operations

American General Finance, Inc. will be referred to as "AGFI" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". Since August 29, 2001, AGFI has been an indirect wholly owned subsidiary of American International Group, Inc. (AIG). AIG is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities, financial services, and retirement services and asset management in the United States and abroad.

AGFI is a financial services holding company whose principal subsidiary is American General Finance Corporation (AGFC). AGFC is also a financial services holding company with subsidiaries engaged primarily in the consumer finance and credit insurance businesses. At December 31, 2003, the Company had 1,403 offices in 45 states, Puerto Rico and the U.S. Virgin Islands and approximately 8,500 employees.

In our consumer finance business segment, we:

     *  make home equity loans;
     *  originate secured and unsecured consumer loans;
     *  extend lines of credit;
     * purchase retail sales contracts and provide revolving retail services arising from the retail sale of consumer goods and services by retail merchants;
     * purchase private label receivables originated by AIG Federal Savings Bank, a non-subsidiary affiliate, arising from the sales by retail merchants under a participation agreement;
     * purchase real estate loans originated by AIG Federal Savings Bank under a purchase agreement;
     * provide for a fee, marketing, certain origination processing services, and loan servicing for AIG Federal Savings Bank; and
     *  originate real estate loans for sale to investors.

To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders. We also offer credit and non-credit insurance products to our eligible consumer finance customers.

In our insurance business segment, we principally write and reinsure credit life, credit accident and health, credit-related property and casualty, credit involuntary unemployment, and non-credit insurance covering our consumer finance customers and property pledged as collateral. See Note 23. for further information on the Company's business segments.

We fund our operations principally through net cash flows from operating activities, issuances of long-term debt, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, securitizations, and capital contributions from our parent.

At December 31, 2003, the Company had $15.3 billion of net finance receivables due from approximately 1.9 million customer accounts and $6.0 billion of credit and non-credit life insurance in force covering approximately 900,000 customer accounts.



Note 2.  Acquisitions/Divestiture

Effective January 1, 2003, we acquired 100% of the common stock of Wilmington Finance, Inc. (WFI), a majority owned subsidiary of WSFS Financial Corporation, in a purchase business combination. The purchase price was $120.8 million, consisting of $25.8 million for net assets and $95.0 million for intangibles. The majority of the tangible assets acquired were real estate loans held for sale. We included the results of WFI's operations in our financial statements beginning January 1, 2003, the effective date of the acquisition. We finalized an independent valuation of the intangibles in second quarter 2003 and recorded $54.2 million as goodwill and $40.8 million as other intangibles. Goodwill and other intangibles are both included in other assets. Other intangibles primarily consisted of broker relationships and non-compete agreements and had an initial weighted-average amortization period of 9 years. WFI originates non-conforming residential real estate loans, primarily through broker relationships and, to a lesser extent, directly to consumers, and sells its originated loans to investors with servicing released to the purchaser. Effective July 1, 2003, WFI and AIG Federal Savings Bank, a non-subsidiary affiliate, entered into an agreement whereby for a fee, WFI provides marketing, certain origination processing services, loan servicing, and related services for the affiliate's origination and sale of non-conforming residential real estate loans. These WFI service activities have supplanted much of WFI's origination and sales activity and are anticipated to do so going forward. WFI provides the Company with other sources of revenue through its servicing fees and net gain on sales of real estate loans held for sale.

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

One of AGFI's former subsidiaries, American General Bank, FSB (AG
Bank), operated as a traditional thrift, whose products included deposit and savings accounts, residential mortgage and home equity loans, and private label services. Concurrent with AIG's indirect acquisition of the Company in August 2001, AG Bank was merged into AIG Federal Savings Bank with AIG Federal Savings Bank being the surviving entity.

Note 3.  Summary of Significant Accounting Policies

                       BASIS OF PRESENTATION

We prepared our consolidated financial statements using accounting principles generally accepted in the United States (GAAP). The statements include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all intercompany items. We made estimates and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. To conform to the 2003 presentation, we reclassified certain items in prior periods.


                  CONSUMER FINANCE BUSINESS SEGMENT

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


Revenue Recognition

We recognize finance charges as revenue on the accrual basis using the interest method. We amortize premiums and discounts on purchased finance receivables as a revenue adjustment using the interest method. We defer the costs to originate certain finance receivables and the revenue from nonrefundable points and fees on loans and amortize them to revenue using the interest method over the lesser of the contractual term or the estimated life based upon prepayment experience. If a finance receivable liquidates before amortization is completed, we charge or credit any unamortized premiums, discounts, origination costs, or points and fees to revenue at the date of liquidation. We recognize late charges, prepayment penalties, and deferment fees as revenue when received.

We stop accruing finance charges when the fourth contractual payment becomes past due for loans and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail and private label. Beginning in third quarter 2001, in conformity with AIG policy, we reverse amounts previously accrued upon suspension. Prior to AIG's indirect acquisition of the Company, we did not reverse amounts previously accrued upon suspension. After suspension, we recognize revenue for loans and retail sales contracts only to the extent of any additional payments we receive.


Allowance for Finance Receivable Losses

We establish the allowance for finance receivable losses primarily through the provision for finance receivable losses charged to expense. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly. Within our three main finance receivable types are sub-portfolios, each consisting of a large number of relatively small, homogenous accounts. We evaluate these sub-portfolios for impairment as groups. None of our accounts are large enough to warrant individual evaluation for impairment. Our Credit Strategy and Policy Committee considers numerous factors in estimating losses inherent in our finance receivable portfolio, including the following:

     *  prior finance receivable loss and delinquency experience;
     *  the composition of our finance receivable portfolio; and
     * current economic conditions including the levels of unemployment and personal bankruptcies.

Our policy is to charge off each month to the allowance for finance receivable losses non-real estate loans on which payments received in the prior six months have totaled less than 5% of the original loan amount and retail sales finance that are six installments past due. Generally, we start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and we have obtained title to the property, we obtain an unrelated party's valuation of the property, which is either a full appraisal or a real estate broker's or appraiser's estimate of the property's sale value without the benefit of a full interior and exterior appraisal and lacking sales comparisons. We reduce finance receivables by the amount of the real estate loan, establish a real estate owned asset valued at lower of loan balance or 85% of the valuation, and charge off any loan amount in excess of that value to the allowance for finance receivable losses. We occasionally extend the charge-off period for individual accounts when, in our opinion, such treatment is warranted and consistent with our credit risk policies. We increase the allowance for finance receivable losses for recoveries on accounts previously charged off.

We may renew a delinquent account if the customer has sufficient income and it does not appear that the cause of past delinquency will affect the customer's ability to repay the new loan. We subject all renewals, whether the customer's account is current or delinquent, to the same credit risk underwriting process as we would a new application for credit.

We may allow a deferment, which is a partial payment that extends the term of an account. The partial payment amount is usually the greater of one-half of a regular monthly payment or the amount necessary to bring the interest on the account current. We limit a customer to two deferments in a rolling twelve-month period.

Real Estate Owned

We acquire real estate owned through foreclosure on real estate loans. We record real estate owned in other assets, initially at lower of loan balance or 85% of the unrelated party's valuation, which approximates the fair value less the estimated cost to sell. If we do not sell a property within one year of acquisition, we reduce the carrying value by five percent of the initial value each month beginning in the thirteenth month. Prior to AIG's indirect acquisition of the Company in August 2001, we did not begin this writedown until the nineteenth month. We continue the writedown until the property is sold or the carrying value is reduced to ten percent of the initial value. We charge these writedowns to other revenues. We record the sale price we receive for a property less the carrying value and any amounts refunded to the customer as a recovery or loss in other revenues. We do not profit from foreclosures in accordance with the American Financial Services Association's Voluntary Standards for Consumer Mortgage Lending. We only attempt to recover our investment in the property, including expenses incurred.


Customer Relationships

Customer relationships, included in other assets, are intangible assets we acquire by assigning a portion of the purchase price on certain portfolio acquisitions to the customer relationships. In those instances, we expect our relationships with the customers to last beyond the terms of the finance receivables we purchased. We charge customer relationships to expense in equal amounts generally over six years. If the required impairment testing suggests that customer relationships are impaired, we reduce customer relationships to an amount that results in the carrying value of the customer relationships approximating fair value. See Note 4. for information on the adoption of SFAS 142.


Real Estate Loans Held for Sale

We carry real estate loans held for sale, included in other assets, at lower of amortized cost or market value. We include the sales price we receive less the carrying value of the real estate loan in other revenues.

We accrue interest income due from the borrower on real estate loans held for sale from the date of loan funding until the date of sale to the investor and include it in other revenues. Upon sale, we collect from the investor any accrued interest income not paid by the borrower. We record the fees we receive from AIG Federal Savings Bank, a non-subsidiary affiliate, for providing services for its investment in real estate loans held for sale in other revenues when we provide the services.

                       INSURANCE BUSINESS SEGMENT

Revenue Recognition

We recognize credit insurance premiums on closed-end real estate loans and revolving finance receivables as revenue when billed monthly. We defer credit insurance premiums collected in advance in unearned premium reserves which are included in insurance claims and policyholder liabilities. We recognize unearned premiums on credit life insurance as revenue using the sum-of-the-digits or actuarial methods, except in the case of level-term contracts, for which we recognize unearned premiums as revenue using the straight-line method over the terms of the policies. We recognize unearned premiums on credit accident and health insurance as revenue using an average of the sum-of-the-digits and the straight-line methods. We recognize unearned premiums on credit-related property and casualty and credit involuntary unemployment insurance as revenue using the straight-line method over the terms of the policies. We recognize non-credit life insurance premiums as revenue when collected but not before their due dates.


Policy Reserves

Policy reserves for credit life, credit accident and health, and credit-related property and casualty and credit involuntary unemployment insurance equal related unearned premiums. We base claim reserves on Company experience. We estimate reserves for losses and loss adjustment expenses for credit-related property and casualty insurance based upon claims reported plus estimates of incurred but not reported claims. We accrue liabilities for future life insurance policy benefits associated with non-credit life contracts when we recognize premium revenue and base the amounts on assumptions as to investment yields, mortality, and surrenders. We base annuity reserves on assumptions as to investment yields and mortality. We base insurance reserves assumed under coinsurance agreements where we assume the risk of loss on various tabular and unearned premium methods.


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


Revenue Recognition

We recognize interest on interest bearing fixed maturity investment securities as revenue on the accrual basis using the interest method. We amortize any premiums or discounts as a revenue adjustment using the interest method. We stop accruing interest revenue when the collection of interest becomes uncertain. We record dividends as revenue on ex-dividend dates. We recognize income on mortgage-backed securities as revenue using a constant effective yield based on estimated prepayments of the underlying mortgages. If actual prepayments differ from estimated prepayments, we calculate a new effective yield and adjust the net investment in the security accordingly. We record the adjustment, along with all investment revenue, in other revenues. We recognize the pretax operating income from our investments in limited partnerships as revenue quarterly.


Realized Gains and Losses on Investment Securities

We specifically identify realized gains and losses on investment securities and include them in other revenues.


                                OTHER

Other Invested Assets

Commercial mortgage loans, investment real estate, and insurance policy loans are part of our insurance business segment's investment portfolio and are included in other assets. We recognize interest on commercial mortgage loans and insurance policy loans as revenue on the accrual basis using the interest method. We stop accruing revenue when collection of interest becomes uncertain. We recognize pretax operating income from the operation of our investment real estate as revenue monthly. Other invested asset revenue is included in other revenues.


Cash Equivalents

We consider all short-term investments having a maturity date within three months of its purchase date to be cash equivalents.


Goodwill

On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets." During the first quarter of each year, we test both the consumer finance business segment and the insurance business segment for goodwill impairment. Impairment is the condition that exists when the carrying value of goodwill exceeds its implied fair value. We assess the fair value of the underlying business using a projected ten-year earnings stream, discounted using the Treasury "risk free" rate. The "risk free" rate is the yield on ten-year U.S. Treasury Bills as of December 31 of the prior year. If the required impairment testing suggests that goodwill is impaired, we reduce goodwill to an amount that results in the carrying value of the underlying business approximating fair value. See Note 4. for information on the adoption of SFAS 142.

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


Derivative Financial Instruments

We recognize all derivatives on our consolidated balance sheet at their fair value and designate them as either a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge) or as a hedge of the fair value of a recognized asset or liability (a "fair value" hedge).

We record changes in the fair value of a derivative that is effective as - and that is designated and qualifies as - a cash flow hedge, to the extent that the hedge is effective, in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. We record changes in the fair value of a derivative that is effective as - and that is designated and qualifies as - a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, in current period earnings.

We formally document all relationships between derivative hedging instruments and hedged items, as well as the risk-management objectives and strategies for undertaking various hedge transactions and the method of assessing ineffectiveness. This process includes linking all derivatives that are designated as cash flow or fair value hedges to assets and liabilities on the balance sheet. We also formally assess (both at the hedge's inception and at least quarterly thereafter) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the cash flows or fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. We typically use regression analyses or other statistical analyses to assess the effectiveness of our hedges.

We discontinue hedge accounting prospectively when we determine (1) that the derivative is no longer effective in offsetting changes in the cash flows or fair value of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; or (3) that designating the derivative as a hedging instrument is no longer appropriate due to changes in our objectives or strategies.

When we determine that a derivative no longer qualifies as an effective cash flow hedge of an existing hedged item and discontinue hedge accounting, we will continue to carry the derivative on the balance sheet at its fair value and amortize the cumulative other comprehensive income adjustment to earnings when earnings are affected by the original forecasted transaction. When we determine that a derivative no longer qualifies as an effective fair value hedge and discontinue hedge accounting, we will continue to carry the derivative on the consolidated balance sheet at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and begin to amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using a method that approximates the level-yield method. In all situations in which we discontinue hedge accounting and the derivative remains outstanding, we will carry the derivative at its fair value on the consolidated balance sheet, and recognize changes in the fair value of the derivative in current period earnings.


Fair Value of Financial Instruments

We estimate the fair values disclosed in Note 25. using discounted cash flows when quoted market prices or values obtained from independent pricing services are not available. The assumptions used, including the discount rate and estimates of future cash flows, significantly affect the valuation techniques employed. In certain cases, we cannot verify the estimated fair values by comparison to independent markets or realize the estimated fair values in immediate settlement of the instruments.



Note 4.  Accounting Changes

In 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value on the balance sheet. Changes in the fair value of a derivative instrument are reported in net income or comprehensive income, depending upon the intended use of the derivative instrument. Upon adoption of SFAS 133, we recorded cumulative adjustments of $42.1 million to recognize the fair value of interest rate swap agreements related to debt on the balance sheet, which reduced accumulated other comprehensive income in shareholder's equity by $27.4 million. During 2001, we reclassified into earnings $13.6 million of net realized losses which related to the cumulative adjustment.

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

In December 2003, the Accounting Standards Executive Committee issued Statement of Position No. 03-3 (SOP 03-3) "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004, SOP 03-3 should be applied prospectively for fiscal years beginning after December 15, 2004 for decreases in cash flows expected to be collected. Early adoption is encouraged. We have not yet determined the effect of the adoption of SOP 03-3 on our results of operations or financial position in future periods.

Note 5.  Finance Receivables

Components of net finance receivables by type were as follows:

                                            December 31, 2003
                              Real         Non-real      Retail
                             Estate         Estate        Sales
                              Loans          Loans       Finance     Total
                                         (dollars in thousands)

Gross receivables           $10,980,168  $3,244,772  $1,480,724  $15,705,664
Unearned finance charges
  and points and fees          (137,473)   (388,009)   (154,494)    (679,976)
Accrued finance charges          83,356      40,590      11,911      135,857
Deferred origination costs       20,149      28,917        -          49,066
Premiums, net of discounts       91,940       5,850        (440)      97,350

Total                       $11,038,140  $2,932,120  $1,337,701  $15,307,961


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


Real estate loans are secured by first or second mortgages on residential real estate and generally have maximum original terms of 360 months. Non-real estate loans are secured by consumer goods, automobiles or other personal property, or are unsecured and generally have maximum original terms of 60 months. Retail sales contracts are secured principally by consumer goods and automobiles and generally have maximum original terms of 60 months. Revolving retail and private label are secured by the goods purchased and generally require minimum monthly payments based on outstanding balances. At December 31, 2003, 97% of our net finance receivables were secured by the real and/or personal property of the borrower, compared to 96% at December 31, 2002. At December 31, 2003, real estate loans accounted for 72% of the amount and 12% of the number of net finance receivables outstanding, compared to 69% of the amount and 11% of the number of net finance receivables outstanding at December 31, 2002.

Contractual maturities of net finance receivables by type at December 31, 2003 were as follows:

             Real          Non-Real         Retail
            Estate          Estate           Sales
             Loans           Loans          Finance          Total
                             (dollars in thousands)

2004      $   250,616     $   753,629     $   364,709     $ 1,368,954
2005          313,216         981,088         289,756       1,584,060
2006          329,949         698,921         141,826       1,170,696
2007          344,931         310,255          75,492         730,678
2008          350,802         102,454          41,780         495,036
2009+       9,448,626          85,773         424,138       9,958,537

Total     $11,038,140     $ 2,932,120     $ 1,337,701     $15,307,961


Company experience has shown that customers will renew, convert or pay in full a substantial portion of finance receivables prior to maturity. Contractual maturities are not a forecast of future cash collections.

Principal cash collections and such collections as a percentage of average net receivables by type were as follows:

                                        Years Ended December 31,
                                      2003        2002        2001
                                         (dollars in thousands)
Real estate loans:
  Principal cash collections       $3,871,805  $2,953,426  $2,462,318
  % of average net receivables         38.59%      36.09%      33.47%

Non-real estate loans:
  Principal cash collections       $1,595,152  $1,614,216  $1,655,484
  % of average net receivables         55.33%      56.48%      56.03%

Retail sales finance:
  Principal cash collections       $1,643,671  $1,731,160  $1,836,811
  % of average net receivables        124.94%     126.56%     129.82%


Unused credit limits extended by AIG Federal Savings Bank (a non-subsidiary affiliate whose private label finance receivables are fully participated to the Company) and the Company to their customers were $3.5 billion at December 31, 2003 and December 31, 2002. Company experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of AIG Federal Savings Bank and the Company.

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

                   December 31, 2003          December 31, 2002
                 Amount        Percent      Amount        Percent
                              (dollars in thousands)

California      $ 2,276,408         15%    $ 2,160,846         16%
Florida             936,435          6         840,182          6
N. Carolina         883,866          6         887,243          6
Ohio                841,380          6         785,506          6
Illinois            835,156          5         786,593          6
Virginia            680,288          4         553,386          4
Georgia             661,307          4         591,970          4
Indiana             639,201          4         598,832          4
Other             7,553,920         50       6,641,654         48

Total           $15,307,961        100%    $13,846,212        100%


Finance receivables on which we stopped accruing revenue totaled $397.9 million at December 31, 2003 and $388.8 million at December 31, 2002. Our accounting policy for revenue recognition on revolving retail and private label finance receivables provides for the accrual of revenue up to the date of charge-off at six months past due. Revolving retail and private label finance receivables more than 90 days contractually delinquent totaled $12.1 million at December 31, 2003 and December 31, 2002. We accrued $.8 million of revenue on these finance receivables during 2003 and 2002.



Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

                                        Years Ended December 31,
                                     2003         2002         2001
                                         (dollars in thousands)

Balance at beginning of year       $ 463,031   $ 448,251    $ 383,415
Provision for finance receivable
  losses                             313,830     303,585      289,302
Allowance related to net
  acquired receivables                  -          8,780       14,836
Charge-offs                         (353,273)   (338,802)    (304,592)
Recoveries                            42,443      41,217       40,290
Other charges - additional
  provision                             -           -          25,000

Balance at end of year             $ 466,031   $ 463,031    $ 448,251

We estimated our allowance for finance receivable losses using SFAS 5, "Accounting for Contingencies." We based our allowance for finance receivable losses primarily on historical loss experience using migration analysis applied to sub-portfolios of large numbers of relatively small homogenous accounts. We adjusted the amounts determined by migration analysis for management's best estimate about the effects of current economic conditions, including the levels of unemployment and personal bankruptcies, on the amounts determined from historical loss experience.

We used the Company's internal data of net charge-offs and delinquency by sub-portfolio as the basis to determine the historical loss experience component of our allowance for finance receivable losses. We used monthly bankruptcy statistics, monthly unemployment statistics, and various other monthly or periodic economic statistics published by departments of the federal government and other economic statistics providers to determine the economic component of our allowance for finance receivable losses. There were no significant changes in the kinds of observable data we used to measure these components during 2003 or 2002.

See Note 3. for information on the determination of the allowance for finance receivable losses and Note 18. for discussion of other charges.



Note 7.  Investment Securities

Fair value and amortized cost of investment securities by type at December 31 were as follows:

                                     Fair Value            Amortized Cost
                                 2003          2002      2003          2002
                                           (dollars in thousands)
Fixed maturity investment
  securities:
  Bonds:
    Corporate securities       $  583,264  $  549,552  $  548,838  $  530,229
    Mortgage-backed securities    158,184     179,155     151,240     170,909
    State and political
      subdivisions                330,857     446,605     314,111     429,637
    Other                         208,963      26,593     203,011      24,447
Total                           1,281,268   1,201,905   1,217,200   1,155,222
Non-redeemable preferred
  stocks                            9,296       5,109       9,275       5,624
Other long-term investments        16,727      19,586      18,388      19,586
Common stocks                         181         556          90         606

Total                          $1,307,472  $1,227,156  $1,244,953  $1,181,038

Unrealized gains and losses on investment securities by type at December 31 were as follows:

                                  Unrealized Gains        Unrealized Losses
                                 2003          2002      2003          2002
                                           (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities       $37,591        $35,401  $ 3,165        $16,078
    Mortgage-backed securities   7,129          8,246      185           -
    State and political
      subdivisions              16,932         16,986      186             18
    Other                       10,029          5,198    4,077          3,052
Total                           71,681         65,831    7,613         19,148
Non-redeemable preferred
  stocks                            51             55       30            570
Other long-term investments       -              -       1,661           -
Common stocks                       91           -        -                50

Total                          $71,823        $65,886  $ 9,304        $19,768


Our unrealized losses on investment securities and the related investment securities' fair value by type, all of which have been in a continuous unrealized loss position for twelve months or more, at December 31, 2003 were as follows:

                                         12 Months or More
                                        Fair     Unrealized
                                       Value       Losses
                                      (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities              $ 65,212        $3,165
    Mortgage-backed securities          12,337           185
    State and political
      subdivisions                       7,394           186
    Other                               50,648         4,077
Total                                  135,591         7,613
Non-redeemable preferred stocks            445            30
Other long-term investments              6,159         1,661

Total                                 $142,195        $9,304

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains
(losses) were as follows:

                                        Years Ended December 31,
                                     2003         2002         2001
                                         (dollars in thousands)

Fair value                         $436,889     $756,128     $992,437

Realized gains                     $ 10,583     $  9,147     $ 16,441
Realized losses                      18,944       13,547       19,430

Net realized losses                $ (8,361)    $ (4,400)    $ (2,989)


Contractual maturities of fixed-maturity investment securities at December 31, 2003 were as follows:
                                            Fair         Amortized
                                            Value           Cost
                                           (dollars in thousands)
Fixed maturities, excluding
  mortgage-backed securities:
    Due in 1 year or less                $   22,518     $   21,909
    Due after 1 year through 5 years        235,648        216,759
    Due after 5 years through 10 years      539,565        515,850
    Due after 10 years                      325,353        311,442
Mortgage-backed securities                  158,184        151,240

Total                                    $1,281,268     $1,217,200


Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Other long-term investments consist of five limited partnerships. These limited partnerships provide diversification and have high yielding, long-term financial objectives. These limited partnerships invest primarily in private equity investments, high yielding securities, and mezzanine investments within a variety of industries. At December 31, 2003, our total commitments for these five limited partnerships were $33.8 million, consisting of $19.3 million funded and $14.5 million unfunded.

Bonds on deposit with insurance regulatory authorities had carrying values of $11.1 million at December 31, 2003 and $8.4 million at December 31, 2002.

Note 8.  Other Assets

Components of other assets were as follows:

                                               December 31,
                                           2003            2002
                                          (dollars in thousands)

Goodwill                                 $224,721        $161,885
Income tax assets (a)                     126,939         152,469
Fixed assets                               90,634          93,365
Prepaid expenses and deferred
  charges                                  84,114          74,096
Other insurance investments                73,809          67,438
Real estate owned                          51,255          49,012
Other                                      59,828         122,024 (b)

Total                                    $711,300        $720,289


(a)  The components of net deferred tax assets are detailed in Note
     19.

(b) Effective January 1, 2003, we acquired Wilmington Finance, Inc., an originator and seller of residential real estate loans. In anticipation of this acquisition, we entered into a warehouse line participation agreement effective December 3, 2002 to provide interim funding support to the mortgage originator totaling $50.0 million. See Note 2. for further information on this acquisition.

Changes in goodwill by business segment were as follows:

                                    Consumer
                                    Finance     Insurance     Total
                                         (dollars in thousands)

Balance December 31, 2001          $149,781     $ 12,104     $161,885

Balance December 31, 2002           149,781       12,104      161,885

Acquisitions                         62,836         -          62,836

Balance December 31, 2003          $212,617     $ 12,104     $224,721


The impact of goodwill amortization on net income was as follows:

                                        Years Ended December 31,
                                     2003         2002         2001
                                         (dollars in thousands)

Reported net income                $366,103     $346,826     $228,257
Goodwill amortization,
  net of tax                           -            -           5,058

Adjusted net income                $366,103     $346,826     $233,315

During first quarter 2002, 2003, and 2004, we determined that the required impairment testing for the Company's goodwill and other intangible assets did not require a write-down of any such assets.



Note 9.  Long-term Debt

Carrying value and fair value of long-term debt at December 31 were as follows:

                       Carrying Value               Fair Value
                    2003           2002        2003           2002
                                (dollars in thousands)

Senior debt      $10,862,218    $9,566,256  $11,152,447    $9,849,447


Weighted average interest rates on long-term debt were as follows:

                 Years Ended December 31,        December 31,
                  2003     2002     2001         2003    2002

Senior debt       4.61%    5.89%    6.66%       4.35%    5.09%


Contractual maturities of long-term debt at December 31, 2003 were as follows:

                        Carrying Value
                    (dollars in thousands)

2004                      $ 2,099,189
2005                        1,887,323
2006                        2,454,296
2007                        1,421,550
2008                          540,668
2009-2013                   2,459,192

Total                     $10,862,218


In second quarter 2003, a consolidated special purpose subsidiary of AGFI recorded $256.4 million of debt issued by a trust that purchased $259.0 million of real estate loans as part of our securitization. We recorded the transaction as an "on balance sheet" secured financing. The remaining balance of this secured debt at December 31, 2003 was $175.3 million.

At December 31, 2003, we had $9.1 billion of long-term debt securities registered under the Securities Act of 1933 that had not yet been issued.

An AGFC debt agreement contains restrictions on consolidated retained earnings for certain purposes (see Note 17.).

Note 10.  Short-term Debt

AGFI and AGFC issue commercial paper with terms ranging from 1 to 270 days. The weighted average maturity of our commercial paper at December 31, 2003 was 22 days.

Included in short-term debt are extendible commercial notes that AGFC sells with initial maturities of up to 90 days which may be extended by AGFC to 390 days. At December 31, 2003, extendible commercial notes totaled $530.4 million.

Information concerning short-term debt was as follows:

                                            At or for the
                                       Years Ended December 31,
                                    2003         2002         2001
                                        (dollars in thousands)

Average borrowings               $3,665,145   $4,126,866   $4,617,152
Weighted average interest
  rate, at year end:
    Money market yield                1.06%        1.45%        1.95%
    Semi-annual bond
      equivalent yield                1.07%        1.45%        1.96%



Note 11.  Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 2003, AGFC had committed credit facilities totaling $3.0 billion, including a facility under which AGFI is an eligible borrower for up to $300 million. The annual commitment fees for the facilities are based upon AGFC's long-term credit ratings and averaged 0.07% at December 31, 2003.

At December 31, 2003, AGFI and certain of its subsidiaries also had uncommitted credit facilities totaling $170.0 million which could be increased depending upon lender ability to participate its loans under the facilities.

Outstanding borrowings under all facilities totaled $60.0 million at December 31, 2003 and December 31, 2002. AGFC does not guarantee any borrowings of AGFI.

Note 12.  Derivative Financial Instruments

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

AGFC uses interest rate swap agreements to limit our exposure to market interest rate risk in the funding of our operations. Most of our swaps synthetically convert certain short-term or floating-rate debt to a long-term fixed-rate. The synthetic long-term fixed rates achieved through interest rate swap agreements are slightly lower than could have been achieved by issuing comparable fixed-rate, long-term debt. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. As an alternative to funding without these derivative financial instruments, AGFC's interest rate swap agreements did not have a material effect on the Company's net income in any of the three years ended December 31, 2003.

Notional amounts and weighted average receive and pay rates were as follows:

                                           At or for the
                                      Years Ended December 31,
                                 2003           2002           2001
                                       (dollars in thousands)

Notional amount                $2,495,000    $2,940,000    $2,500,000

Weighted average receive rate       2.19%         2.28%         2.06%
Weighted average pay rate           4.70%         5.24%         6.58%


Notional amount maturities and the respective weighted average interest rates at December 31, 2003 were as follows:

                Notional       Weighted Average
                 Amount         Interest Rate
              (dollars in
               thousands)

2004           $  920,000           6.05%
2005              525,000           5.25
2006              100,000           7.03
2007              750,000           2.12
2008              200,000           5.50

Total          $2,495,000           4.70%

Changes in the notional amounts of interest rate swap agreements were as follows:

                                      Years Ended December 31,
                                  2003          2002          2001
                                       (dollars in thousands)

Balance at beginning of year   $2,940,000    $2,500,000    $2,450,000
New contracts                        -        1,050,000       320,000
Expired contracts                (445,000)     (610,000)     (270,000)

Balance at end of year         $2,495,000    $2,940,000    $2,500,000


AGFC is exposed to credit risk in the event of non-performance by counterparties to derivative financial instruments. AGFC limits this exposure by entering into agreements with counterparties having high credit ratings and by basing the amounts and terms of these agreements on their credit ratings. AGFC regularly monitors counterparty credit ratings throughout the term of the agreements. At December 31, 2003, AGFC had notional amounts of $1.1 billion in interest rate swap agreements with a highly-rated non-subsidiary affiliate.

AGFC's credit exposure on derivative financial instruments is limited to the fair value of the agreements that are favorable to the Company. At December 31, 2003, the interest rate swap agreements were recorded at fair value of $75.7 million in other liabilities. AGFC does not expect any counterparty to fail to meet its obligation; however, non-performance would not have a material impact on the Company's consolidated results of operations or financial position.

AGFC's exposure to market risk is mitigated by the offsetting effects of changes in the value of the agreements and of the related debt being hedged. At December 31, 2003, we expect to reclassify $51.4 million of net realized losses on interest rate swap agreements from accumulated other comprehensive income to income during the next twelve months.

Note 13.  Insurance

Components of insurance claims and policyholder liabilities were as follows:

                                                 December 31,
                                             2003            2002
                                            (dollars in thousands)

Finance receivable related:
  Unearned premium reserves                $165,627        $187,631
  Benefit reserves                           18,788          14,520
  Claim reserves                             30,264          35,823

  Subtotal                                  214,679         237,974

Non-finance receivable related:
  Benefit reserves                          200,992         212,702
  Claim reserves                             22,691          21,672

  Subtotal                                  223,683         234,374

Total                                      $438,362        $472,348


Our insurance subsidiaries enter into reinsurance agreements among themselves and with other insurers, including affiliated insurance companies. Insurance claims and policyholder liabilities included the following amounts assumed from other insurers:

                                                 December 31,
                                             2003            2002
                                            (dollars in thousands)

Affiliated insurance companies             $ 55,184        $ 64,387
Non-affiliated insurance companies           38,352          48,227

Total                                      $ 93,536        $112,614


Our insurance subsidiaries' business reinsured to others was not significant during any of the last three years.

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by each insurance company's state of domicile. These are comprehensive bases of accounting other than GAAP.

Reconciliations of statutory net income to GAAP net income were as follows:

                                           Years Ended December 31,
                                          2003       2002      2001
                                            (dollars in thousands)

Statutory net income                    $88,607    $78,149    $87,632

Change in deferred policy
  acquisition costs                      (8,550)    (8,678)    (7,561)
Reserve changes                          (6,758)     2,919       (669)
Deferred income tax benefit               6,537      8,299      1,512
Amortization of interest
  maintenance reserve                    (1,262)    (1,456)    (2,322)
Goodwill amortization                      -          -          (458)
Other, net                               (1,612)    (5,623)    (5,500)

GAAP net income                         $76,962    $73,610    $72,634


Reconciliations of statutory equity to GAAP equity were as follows:

                                                 December 31,
                                             2003            2002
                                            (dollars in thousands)

Statutory equity                           $  861,589      $734,146

Reserve changes                                69,550        84,119
Net unrealized gains                           64,181        46,119
Deferred policy acquisition costs              56,924        66,018
Deferred income taxes                         (31,015)      (36,074)
Decrease in carrying value
  of affiliates                               (28,603)      (24,932)
Goodwill                                       12,104        13,794
Asset valuation reserve                         6,178        17,134
Interest maintenance reserve                      453        (1,985)
Other, net                                      1,286        26,100

GAAP equity                                $1,012,647      $924,439

Note 14.  Other Liabilities

Components of other liabilities were as follows:

                                               December 31,
                                           2003            2002
                                          (dollars in thousands)

Accrued interest                         $114,590        $126,026
Uncashed checks, reclassified from
  cash                                    101,122         113,402
Interest rate swap agreements fair
  values                                   75,679         137,682
Salary and benefit liabilities             26,206          18,796
Other                                      59,142          47,026

Total                                    $376,739        $442,932



Note 15.  Capital Stock

AGFI has two classes of authorized capital stock: special shares and common shares. AGFI may issue special shares in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance. Par value, shares authorized, and shares issued and outstanding at December 31, 2003 and 2002 were as follows:

                                                      Shares
                                              Issued and Outstanding
                       Par       Shares            December 31,
                      Value    Authorized      2003            2002

Special Shares          -      25,000,000         -              -
Common Shares         $0.50    25,000,000    2,000,000      2,000,000



Note 16.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

                                               December 31,
                                           2003            2002
                                          (dollars in thousands)

Net unrealized losses on interest
  rate swaps                             $(55,586)       $(98,904)
Net unrealized gains on investment
  securities                               40,639          29,966

Accumulated other comprehensive loss     $(14,947)       $(68,938)

Note 17.  Retained Earnings

AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries. State laws restrict the amounts our insurance subsidiaries may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. At December 31, 2003, the maximum amount of dividends which our insurance subsidiaries may pay in 2004 without prior approval was $94.1 million. At December 31, 2003, our insurance subsidiaries had statutory capital and surplus of $861.6 million. Merit Life Insurance Co. (Merit), a wholly owned subsidiary of AGFC, had $52.7 million of accumulated earnings at December 31, 2003 for which no federal income tax provisions have been required. Merit would be liable for federal income taxes on such earnings if they were distributed as dividends or exceeded limits prescribed by tax laws. No distributions are presently contemplated from these earnings. If such earnings were to become taxable at December 31, 2003, the federal income tax would approximate $18.4 million.

Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay. Under the most restrictive provision contained in these agreements, $829.6 million of the retained earnings of AGFC was free from restriction at December 31, 2003.



Note 18.  Other Charges - AIG Acquisition

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



Note 19.  Income Taxes

For the period August 30, 2001 to December 31, 2001 and the years 2002 and 2003, the life insurance subsidiaries of AGFC file separate federal income tax returns. AGFI and all other AGFI subsidiaries file a consolidated federal income tax return with AIG. We provide federal income taxes as if AGFI and the other AGFI subsidiaries file separate tax returns and pay AIG accordingly under a tax sharing agreement.

For the period January 1, 2001 to August 29, 2001, AGFI and all of its subsidiaries were included in a federal income tax return with our then parent company and the majority of its subsidiaries. We provided federal income taxes as if AGFI and other AGFI subsidiaries filed separate tax returns and paid our then parent company accordingly under a tax sharing agreement.

Components of provision for income taxes were as follows:

                                        Years Ended December 31,
                                     2003         2002         2001
                                         (dollars in thousands)
Federal:
  Current                          $197,903     $197,226     $152,218
  Deferred                           (2,324)     (60,601)     (30,051)
Total federal                       195,579      136,625      122,167
State                                13,726        8,717        6,094

Total                              $209,305     $145,342     $128,261


Reconciliations of the statutory federal income tax rate to the effective tax rate were as follows:

                                         Years Ended December 31,
                                      2003         2002         2001

Statutory federal income tax rate    35.00%       35.00%       35.00%

Contingency reduction                  -          (6.10)         -
State income taxes                    2.39         1.11         1.11
Amortization of goodwill               -            -            .60
Amortization of other intangibles     1.33          -            -
Nontaxable investment income         (2.53)        (.64)        (.98)
Other, net                             .19          .16          .25

Effective income tax rate            36.38%       29.53%       35.98%


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

Components of deferred tax assets and liabilities were as follows:

                                                December 31,
                                            2003            2002
                                           (dollars in thousands)
Deferred tax assets:
  Allowance for finance receivable
    losses                                $149,472        $145,663
  Interest rate swap agreements              8,049          32,014
  Deferred insurance commissions             4,275           4,054
  Goodwill                                   5,356           5,910
  Insurance reserves                         3,100           2,321
  Other                                     18,108          21,013

Total                                      188,360         210,975

Deferred tax liabilities:
  Loan origination costs                    16,684          16,619
  Fixed assets                               8,342           7,001
  Other                                     36,680          34,886

Total                                       61,706          58,506

Net deferred tax assets                   $126,654        $152,469


No valuation allowance was considered necessary at December 31, 2003 and 2002.



Note 20.  Lease Commitments, Rent Expense and Contingent Liabilities

Annual rental commitments for leased office space, automobiles and data processing equipment accounted for as operating leases, excluding leases on a month-to-month basis, were as follows:

                            Lease Commitments
                         (dollars in thousands)

2004                            $ 50,535
2005                              39,042
2006                              21,924
2007                              13,061
2008                               8,041
subsequent to 2008                14,650

Total                           $147,253


Taxes, insurance and maintenance expenses are obligations of the Company under certain leases. In the normal course of business, leases that expire will be renewed or replaced by leases on other properties. Future minimum annual rental commitments will probably not be less than the amount of rental expense incurred in 2003. Rental expense totaled $53.7 million in 2003, $51.5 million in 2002, and $49.4 million in 2001.

AGFI and certain of its subsidiaries are parties to various lawsuits and proceedings, including certain purported class action claims, arising in the ordinary course of business. In addition, many of these proceedings are pending in jurisdictions, such as Mississippi, that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations or financial position. However, the continued occurrences of large damage awards in general in the United States, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, create the potential for an unpredictable judgment in any given suit.



Note 21.  Consolidated Statements of Cash Flows

Supplemental disclosure of certain cash flow information was as follows:

                                        Years Ended December 31,
                                     2003         2002         2001
                                         (dollars in thousands)

Interest paid                      $547,647     $547,676     $649,737
Income taxes paid                   213,848      238,632       95,975


AGFI received a non-cash capital contribution from its parent of $7.3 million in fourth quarter 2002 reflecting AIG's assumption of certain benefit obligations effective January 1, 2002. See Note 22. for further information on the Company's benefit plans.



Note 22.  Benefit Plans

Effective January 1, 2002, the Company's employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, various stock option and purchase plans, and a 401(k) plan.

AIG's U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG's projected benefit obligations exceeded the plan assets at December 31, 2003 by $454.6 million.

Prior to January 1, 2002, the Company's employees participated in our then parent company's benefit plans. AGFI accounted for its participation in these plans as if it had its own plans.

AGFI's portion of the retirement plans' funded status was as follows:

                                         December 31, 2001
                                       (dollars in thousands)

Projected benefit obligation                  $123,648
Plan assets at fair value                       95,030
Plan assets less than projected
  benefit obligation                           (28,618)
Other unrecognized items, net                   27,660

Accrued pension expense                       $   (958)


Components of pension expense were as follows:

                                    Year Ended December 31, 2001
                                       (dollars in thousands)

Service cost                                  $  3,849
Interest cost                                    8,245
Expected return on plan assets                 (10,283)
Net amortization and deferral                      260

Pension expense                               $  2,071


Additional assumptions concerning the determination of pension expense were as follows:

                                    Year Ended December 31, 2001

Weighted average discount rate                   7.25%
Expected long-term rate of
  return on plan assets                         10.35
Rate of increase in
  compensation levels                            4.25


The accrued liability for postretirement benefits was $6.2 million at December 31, 2001. These liabilities were discounted at the same rates used for the pension plans. Postretirement benefit expense totaled $.8 million in 2001.

Note 23.  Segment Information

We have two business segments: consumer finance and insurance. Our segments are defined by the type of financial service product offered. The consumer finance segment makes home equity loans, originates secured and unsecured consumer loans, extends lines of credit, and purchases retail sales contracts from, and provides revolving retail services for, retail merchants. We also purchase, from AIG Federal Savings Bank, a non-subsidiary affiliate, private label receivables under a participation agreement and real estate loans under a purchase agreement. To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables. We also provide for a fee, marketing, certain origination processing services, and loan servicing for AIG Federal Savings Bank and originate real estate loans through brokers for sale to investors. We offer credit and non-credit insurance products to our eligible consumer finance customers. The insurance segment writes and reinsures credit and non-credit insurance through products that are offered principally by the consumer finance segment.

We evaluate the performance of the segments based on pretax operating earnings. The accounting policies of the segments are the same as those disclosed in Note 3., except for the following:

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

The following tables display information about the Company's segments as well as reconciliations of the segment totals to the consolidated financial statement amounts. The adjustments in the reconciliations include the following:

     * amortization of deferred origination costs, realized gains (losses) on investments, and certain investment expenses for revenues;
     * realized gains (losses) and certain other investment revenue and pension expense (2001 also included the amortization of goodwill) for pretax income; and
     * goodwill, deferred origination costs, other assets, and corporate assets that are not considered pertinent to determining segment performance for assets. Corporate assets include cash, prepaid expenses, deferred charges, and fixed assets.

At or for the year ended December 31, 2003:

                            Consumer                          Total
                            Finance         Insurance       Segments
                                      (dollars in thousands)
Revenues:
  External:
    Finance charges        $ 1,872,929     $      -       $ 1,872,929
    Insurance                      881         180,761        181,642
    Other                      122,853          88,633        211,486
  Intercompany                  92,232         (71,433)        20,799
Interest expense               500,204            -           500,204
Provision for finance
  receivable losses            314,965            -           314,965
Pretax income                  537,871          96,914        634,785
Assets                      14,965,101       1,389,527     16,354,628


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


At or for the year ended December 31, 2001:

                            Consumer                          Total
                            Finance         Insurance       Segments
                                      (dollars in thousands)
Revenues:
  External:
    Finance charges        $ 1,788,875     $      -       $ 1,788,875
    Insurance                    1,111         194,282        195,393
    Other                       (5,465)         91,134         85,669
  Intercompany                  80,064         (77,000)         3,064
Interest expense               591,024            -           591,024
Provision for finance
  receivable losses            288,709            -           288,709
Pretax income                  347,222          86,418        433,640
Assets                      11,645,931       1,261,589     12,907,520

Reconciliations of segment totals to consolidated financial statement amounts were as follows:

                                           At or for the
                                      Years Ended December 31,
                                 2003          2002           2001
                                       (dollars in thousands)
Revenues

Segments                      $ 2,286,856   $ 2,068,400   $ 2,073,001
Corporate                         (18,862)       (7,197)      (13,499)
Adjustments                       (77,888)      (61,365)      (61,004)

Consolidated revenue          $ 2,190,106   $ 1,999,838   $ 1,998,498


Interest Expense

Segments                      $   500,204   $   513,685   $   591,024
Corporate                          46,512        45,606        44,459

Consolidated interest
  expense                     $   546,716   $   559,291   $   635,483


Provision for Finance
  Receivable Losses

Segments                      $   314,965   $   304,844   $   288,709
Corporate                          (1,135)       (1,259)          593

Consolidated provision for
  finance receivable losses   $   313,830   $   303,585   $   289,302


Pretax Income

Segments                      $   634,785   $   549,695   $   433,640
Corporate                         (48,081)      (53,050)      (65,247)
Adjustments                       (11,296)       (4,477)      (11,875)

Consolidated pretax income    $   575,408   $   492,168   $   356,518


Assets

Segments                      $16,354,628   $14,793,832   $12,907,520
Corporate                         405,238       516,853       443,318
Adjustments                       246,298       173,601       180,816

Consolidated assets           $17,006,164   $15,484,286   $13,531,654

Note 24.  Interim Financial Information (Unaudited)

Our quarterly statements of income for 2003 and 2002 were as follows:

                                              2003 Quarter Ended
                                   Dec. 31,   Sep. 30,   June 30,   Mar. 31,
                                            (dollars in thousands)
Revenues
  Finance charges                  $446,266   $445,241   $441,424   $440,346
  Insurance                          46,955     46,307     42,672     45,708
  Other                              69,252     61,742     63,042     41,151
Total revenues                      562,473    553,290    547,138    527,205

Expenses
  Interest expense                  134,612    132,263    136,965    142,876
  Operating expenses                182,284    169,519    171,430    163,070
  Provision for finance
    receivable losses                84,047     82,362     76,305     71,116
  Insurance losses and loss
    adjustment expenses              14,862     17,438     15,160     20,389
Total expenses                      415,805    401,582    399,860    397,451

Income before provision for
  income taxes                      146,668    151,708    147,278    129,754

Provision for Income Taxes           53,236     56,969     53,389     45,711

Net Income                         $ 93,432   $ 94,739   $ 93,889   $ 84,043



                                              2002 Quarter Ended
                                   Dec. 31,   Sep. 30,   June 30,   Mar. 31,
                                            (dollars in thousands)
Revenues
  Finance charges                  $444,636   $427,457   $422,926   $423,854
  Insurance                          49,841     47,839     48,050     45,500
  Other                              23,602     19,896     23,087     23,150
Total revenues                      518,079    495,192    494,063    492,504

Expenses
  Interest expense                  147,557    135,914    138,588    137,232
  Operating expenses                138,598    139,424    139,882    143,615
  Provision for finance
    receivable losses                88,270     71,404     72,852     71,059
  Insurance losses and loss
    adjustment expenses              22,281     19,201     19,811     21,982
Total expenses                      396,706    365,943    371,133    373,888

Income before provision for
  income taxes                      121,373    129,249    122,930    118,616

Provision for Income Taxes           13,336     46,013     43,766     42,227

Net Income                         $108,037   $ 83,236   $ 79,164   $ 76,389

Note 25.  Fair Value of Financial Instruments

The carrying values and estimated fair values of certain of the Company's financial instruments are presented below. The reader should exercise care in drawing conclusions based on fair value, since the fair values presented below can be misinterpreted and do not include the value associated with all of the Company's assets and liabilities.

                              December 31, 2003         December 31, 2002
                           Carrying          Fair    Carrying          Fair
                            Value           Value     Value           Value
                                         (dollars in thousands)
Assets

Net finance receivables,
  less allowance for
  finance receivable
  losses                  $14,841,930  $15,345,079  $13,383,181  $13,432,536
Investment securities       1,307,472    1,307,472    1,227,156    1,227,156
Cash and cash equivalents     145,462      145,462      153,660      153,660


Liabilities

Long-term debt             10,862,218   11,152,447    9,566,256    9,849,447
Short-term debt             3,467,096    3,476,096    3,375,674    3,375,674
Interest rate swap
  agreements                   75,679       75,679      137,682      137,682


Off-Balance Sheet Financial
  Instruments

Unused customer credit
  limits                         -            -            -            -
Limited partnership commitments  -          14,520         -          26,110



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


Long-term Debt

We estimated the fair values of long-term debt using cash flows discounted at each year's December 31 borrowing rates and adjusted for the fair value hedge interest rate swap agreement.


Short-term Debt

The fair values of short-term debt approximated the carrying values.


Interest Rate Swap Agreements

We estimated the fair values of interest rate swap agreements using market recognized valuation systems at each year's December 31 market rates.


Unused Customer Credit Limits

The unused credit limits available to the customers of AIG Federal Savings Bank, a non-subsidiary affiliate, which sells private label receivables to the Company under a participation agreement, and to the Company's customers have no fair value. The interest rates charged on these facilities can be changed at the affiliate's discretion for private label, or are adjustable and reprice frequently for loan and retail revolving lines of credit. These amounts, in part or in total, can be cancelled at the discretion of AIG Federal Savings Bank and the Company.


Limited Partnership Commitments

The fair values of limited partnership commitments equal the commitment amounts due to the partnership's ability to call these commitments on demand.

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



Item 9A.  Controls and Procedures.


(a)  Evaluation of disclosure controls and procedures

     The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company's disclosure controls and procedures based on their evaluation of these controls and procedures as of December 31, 2003 are as follows:

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

     The Company's management, including its principal executive officer and principal financial officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter. Based on an evaluation of the disclosure controls and procedures as of December 31, 2003, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)  Changes in internal control over financial reporting

     There was no change in the Company's internal control over financial reporting during the three months ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                               PART III


Item 14.  Principal Accountant Fees and Services.


As an indirect wholly-owned subsidiary of AIG, oversight functions regarding our independent accountants, PricewaterhouseCoopers LLP, are included in the duties of AIG's Audit Committee. AGFI does not have its own Audit Committee. AIG's Audit Committee has adopted pre-approval policies and procedures regarding audit and non-audit services provided by PricewaterhouseCoopers LLP for AIG and its consolidated subsidiaries, including AGFI.

Independent accountant fees and services were as follows:

                                           Years Ended December 31,
                                            2003              2002
                                            (dollars in thousands)

Audit fees                                $850                  $710
Audit-related fees                          90                    -
Tax fees                                    -                     -
All other fees                               2                     2

Total                                     $942                  $712


Audit fees in 2003 and 2002 were primarily for the audit of the AGFI and AGFC Annual Reports on Form 10-K, quarterly review procedures in relation to the AGFI and AGFC Quarterly Reports on Form 10-Q, and statutory audits of insurance subsidiaries of AGFC. AGFC is a separate SEC registrant and its fees are part of the total AGFI fee, representing approximately 99% of the total audit fees for AGFI. Audit-related fees were primarily for the audit of a subsidiary of AGFC in 2003. There were no audit-related fees in 2002. All other fees in 2003 and 2002 were primarily for accounting research licensing.

                                PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.


(a) (1) and (2) The following consolidated financial statements of American General Finance, Inc. and subsidiaries are included in
     Item 8:

          Consolidated Balance Sheets, December 31, 2003 and 2002

          Consolidated Statements of Income, years ended December 31, 2003, 2002, and 2001

          Consolidated Statements of Shareholder's Equity, years ended December 31, 2003, 2002, and 2001

          Consolidated Statements of Cash Flows, years ended December 31, 2003, 2002, and 2001

          Consolidated Statements of Comprehensive Income, years ended December 31, 2003, 2002, and 2001

          Notes to Consolidated Financial Statements

     Schedule I--Condensed Financial Information of Registrant is included in Item 15(d).

     All other financial statement schedules have been omitted because they are inapplicable.

     (3)  Exhibits:

          Exhibits are listed in the Exhibit Index beginning on page
          102 herein.

(b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed during fourth quarter
     2003.

(c)  Exhibits

     The exhibits required to be included in this portion of Item 15. are submitted as a separate section of this report.

Item 15(d).


Schedule I - Condensed Financial Information of Registrant


                    American General Finance, Inc.
                       Condensed Balance Sheets




                                                         December 31,
                                                     2003            2002
                                                    (dollars in thousands)
Assets

Cash and cash equivalents                         $      115      $      289
Investment in subsidiaries                         2,051,337       1,818,267
Notes receivable from subsidiaries                   264,854         297,470
Other assets                                          71,821          72,183

Total assets                                      $2,388,127      $2,188,209


Liabilities and Shareholder's Equity

Short-term debt                                   $  559,320      $  583,861
Other liabilities                                      5,010          17,531

Total liabilities                                    564,330         601,392

Shareholder's equity:
  Common stock                                         1,000           1,000
  Additional paid-in capital                         920,276         920,276
  Other equity                                       (14,947)        (68,938)
  Retained earnings                                  917,468         734,479

Total shareholder's equity                         1,823,797       1,586,817

Total liabilities and shareholder's equity        $2,388,127      $2,188,209




See Notes to Condensed Financial Statements.

                    American General Finance, Inc.
                    Condensed Statements of Income




                                                 Years Ended December 31,
                                                2003       2002       2001
                                                  (dollars in thousands)

Revenues
  Dividends received from subsidiaries        $176,065   $154,692   $431,234
  Interest and other                            24,310     20,389     24,626

Total revenues                                 200,375    175,081    455,860

Expenses
  Interest expense                              17,532     21,254     32,280
  Operating expenses                             3,127      2,713     12,929
  Other charges                                   -          -        20,277

Total expenses                                  20,659     23,967     65,486

Income before income taxes and equity
  in undistributed (overdistributed)
  net income of subsidiaries                   179,716    151,114    390,374

Provision (Credit) for Income Taxes              1,278     (1,252)   (14,455)

Income before equity in undistributed
  (overdistributed) net income of
  subsidiaries                                 178,438    152,366    404,829

Equity in Undistributed (Overdistributed)
  Net Income of Subsidiaries                   187,665    194,460   (176,572)

Net Income                                    $366,103   $346,826   $228,257




See Notes to Condensed Financial Statements.


                       American General Finance, Inc.
                     Condensed Statements of Cash Flows



                                                      Years Ended December 31,
                                                    2003       2002        2001
                                                       (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                       $ 366,103   $ 346,826   $ 228,257
Reconciling adjustments:
  Equity in (undistributed) overdistributed
    net income of subsidiaries                    (187,665)   (194,460)    176,572
  Change in other assets and other liabilities     (13,024)    (38,695)    (28,862)
  Other charges                                       -           -         20,277
  Other, net                                        10,194       7,657       9,484
Net cash provided by operating activities          175,608     121,328     405,728

Cash Flows from Investing Activities
  Capital contributions to subsidiaries               -        (66,737)       -
  Change in notes receivable from subsidiaries      32,616      28,092     (11,028)
  Net additions to fixed assets                       (743)     (1,200)     (1,128)
Net cash provided by (used for)
  investing activities                              31,873     (39,845)    (12,156)

Cash Flows from Financing Activities
  Repayment of long-term debt                         -         (1,284)     (1,894)
  Change in short-term debt                        (24,541)     34,028      46,349
  Capital contributions from parent                   -         33,000        -
  Dividends paid                                  (183,114)   (146,999)   (438,303)
Net cash used for financing activities            (207,655)    (81,255)   (393,848)

(Decrease) increase in cash and cash equivalents      (174)        228        (276)
Cash and cash equivalents at beginning of year         289          61         337
Cash and cash equivalents at end of year         $     115   $     289   $      61


<F1>
See Notes to Condensed Financial Statements.

                    American General Finance, Inc.
                Notes to Condensed Financial Statements
                          December 31, 2003




Note 1.  Accounting Policies

AGFI's investments in subsidiaries are stated at cost plus the equity in undistributed (overdistributed) net income of subsidiaries since the date of the acquisition. The condensed financial statements of the registrant should be read in conjunction with AGFI's consolidated financial statements.



Note 2.  Short-term Debt

Components of short-term debt were as follows:

                                               December 31,
                                           2003            2002
                                          (dollars in thousands)

Notes payable to subsidiaries            $276,753        $269,328
Commercial paper                          222,567         254,533
Notes payable to banks                     60,000          60,000

Total                                    $559,320        $583,861



Note 3.  Other Charges

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

                              Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2004.

                                  AMERICAN GENERAL FINANCE, INC.


                                  By: /s/  Donald R. Breivogel, Jr.
                                           Donald R. Breivogel, Jr.
                                  (Senior Vice President, Chief
                                   Financial Officer, and Director)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2004.



Frederick W. Geissinger*            Robert A. Cole*
Frederick W. Geissinger             Robert A. Cole
(Chairman, President, Chief         (Director)
 Executive Officer, and
 Director - Principal Executive
 Officer)                           William N. Dooley*
                                    William N. Dooley
                                    (Director)
/s/  Donald R. Breivogel, Jr.
     Donald R. Breivogel, Jr.
(Senior Vice President, Chief       Jerry L. Gilpin*
 Financial Officer, and             Jerry L. Gilpin
 Director - Principal Financial     (Director)
 Officer

                                    Ben D. Hendrix*
George W. Schmidt*                  Ben D. Hendrix
George W. Schmidt                   (Director)
(Vice President, Controller,
 and Assistant Secretary -
 Principal Accounting Officer)      *By: /s/  Donald R. Breivogel, Jr.
                                              Donald R. Breivogel, Jr.
                                    (Attorney-in-fact)
Stephen L. Blake*
Stephen L. Blake
(Director)

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
        601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of the Company's long-term debt and of our consolidated subsidiaries. In the aggregate, the outstanding issuances of debt at December 31, 2002 under the following Indenture exceeds 10% of the Company's total assets on a consolidated basis:

            Indenture dated as of May 1, 1999 from American General Finance Corporation to Citibank, N.A. Incorporated by reference to Exhibit (4)a.(1) filed as a part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7422).

    b. 	In accordance with Item 601(b)(4)(iii) of Regulation S-K,
        certain other instruments defining the rights of holders of the Company's long-term debt and of our consolidated subsidiaries have not been filed as exhibits to this Annual Report on Form 10-K because the total amount of securities authorized and outstanding under each instrument does not exceed 10% of the total assets of the Company on a consolidated basis. We hereby agree to furnish a copy of each instrument to the Securities and Exchange Commission upon request.

(12)    Computation of ratio of earnings to fixed charges

(23.1)  Consent of PricewaterhouseCoopers LLP, Independent Accountants

(23.2)  Consent of Ernst & Young LLP, Independent Auditors

(24)    Power of Attorney

(31.1)  Rule 13a-14(a)/15d-14(a) Certifications

(31.2)  Rule 13a-14(a)/15d-14(a) Certifications

(32)    Section 1350 Certifications