Form 10-Q
period 2004-03-31
AMERICAN GENERAL FINANCE INC
filed 2004-05-04
CIK 25600

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2004

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

At May 4, 2004, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                           TABLE OF CONTENTS


Item                                                              Page

                    Part I - Financial Information

 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . .  3

 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations. . . . . . . . . . . . . . . . . . 12

 4.  Controls and Procedures  . . . . . . . . . . . . . . . . . . . 25

                      Part II - Other Information

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

The following reports are available free of charge on our Internet website www.agfinance.com:

     *  this Quarterly Report on Form 10-Q; and
     *  our Annual Report on Form 10-K for the year ended December 31,
        2003.

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

                      Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                        2004          2003
                                                      (dollars in thousands)

Revenues
  Finance charges                                     $463,658      $440,346
  Insurance                                             45,701        45,708
  Other:
    Service fee income from a non-subsidiary
      affiliate                                         35,617           568
    Miscellaneous                                       28,082        40,583

Total revenues                                         573,058       527,205

Expenses
  Interest expense                                     137,661       142,876
  Operating expenses:
    Salaries and benefits                              119,880        98,806
    Other operating expenses                            70,829        64,264
  Provision for finance receivable losses               59,253        71,116
  Insurance losses and loss adjustment
    expenses                                            21,127        20,389

Total expenses                                         408,750       397,451

Income before provision for income taxes               164,308       129,754

Provision for Income Taxes                              59,670        45,711


Net Income                                            $104,638      $ 84,043





See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets



                                                   March 31,    December 31,
                                                     2004            2003
                                                  (Unaudited)
                                                    (dollars in thousands)
Assets

Net finance receivables:
  Real estate loans                               $11,965,980    $11,038,140
  Non-real estate loans                             2,919,378      2,932,120
  Retail sales finance                              1,270,169      1,337,701

Net finance receivables                            16,155,527     15,307,961
Allowance for finance receivable losses              (456,031)      (466,031)
Net finance receivables, less allowance
  for finance receivable losses                    15,699,496     14,841,930

Investment securities                               1,347,774      1,307,472
Cash and cash equivalents                             221,984        145,462
Other assets                                          788,244        711,300

Total assets                                      $18,057,498    $17,006,164


Liabilities and Shareholder's Equity

Long-term debt                                    $11,209,113    $10,862,218
Short-term debt                                     3,797,740      3,467,096
Insurance claims and policyholder
  liabilities                                         430,710        438,362
Other liabilities                                     620,251        376,739
Accrued taxes                                          80,487         37,952

Total liabilities                                  16,138,301     15,182,367

Shareholder's equity:
  Common stock                                          1,000          1,000
  Additional paid-in capital                          920,276        920,276
  Accumulated other comprehensive loss                   (183)       (14,947)
  Retained earnings                                   998,104        917,468

Total shareholder's equity                          1,919,197      1,823,797

Total liabilities and shareholder's equity        $18,057,498    $17,006,164





See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                       2004          2003
                                                     (dollars in thousands)

Cash Flows from Operating Activities
Net income                                          $  104,638    $   84,043
Reconciling adjustments:
  Provision for finance receivable losses               59,253        71,116
  Depreciation and amortization                         43,312        45,686
  Deferral of finance receivable origination
    costs                                              (18,321)      (15,580)
  Deferred income tax charge                             5,802           859
  Origination of real estate loans held for sale       (20,135)     (617,826)
  Sales and principal collections of real estate
    loans held for sale                                 35,865       512,627
  Change in other assets and other liabilities         149,001        59,556
  Change in insurance claims and policyholder
    liabilities                                         (7,652)      (13,351)
  Change in taxes receivable and payable                42,701        34,358
  Other, net                                             4,478        11,744
Net cash provided by operating activities              398,942       173,232

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (2,714,357)   (1,814,381)
  Principal collections on finance receivables       1,783,540     1,695,523
  Acquisition of Wilmington Finance, Inc.                 -          (93,189)
  Investment securities purchased                     (248,144)     (595,331)
  Investment securities called and sold                220,980       556,052
  Investment securities matured                          2,600         7,000
  Change in premiums on finance receivables
    purchased and deferred charges                      (1,965)       10,071
  Other, net                                            (2,875)       (4,070)
Net cash used for investing activities                (960,221)     (238,325)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt             764,347       299,580
  Repayment of long-term debt                         (433,188)     (640,150)
  Change in short-term debt                            330,644       505,893
  Dividends paid                                       (24,002)         (895)
Net cash provided by financing activities              637,801       164,428

Increase in cash and cash equivalents                   76,522        99,335
Cash and cash equivalents at beginning of period       145,462       153,660
Cash and cash equivalents at end of period          $  221,984    $  252,995





See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                        2004          2003
                                                      (dollars in thousands)


Net income                                            $104,638      $ 84,043

Other comprehensive gain:

  Net unrealized gains (losses):
    Investment securities                               15,687         4,311
    Interest rate swaps                                 (7,793)       (8,281)

  Income tax effect:
    Investment securities                               (5,491)       (1,499)
    Interest rate swaps                                  2,728         2,899

  Net unrealized gains (losses), net of tax              5,131        (2,570)

  Reclassification adjustments for
    realized (gains) losses included
    in net income:
      Investment securities                               (769)        2,852
      Interest rate swaps                               15,589        21,830

  Income tax effect:
    Investment securities                                  269          (998)
    Interest rate swaps                                 (5,456)       (7,641)

  Realized losses included in net income,
    net of tax                                           9,633        16,043

Other comprehensive gain, net of tax                    14,764        13,473


Comprehensive income                                  $119,402      $ 97,516





See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                              March 31, 2004



Note 1.  Basis of Presentation

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

We made all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair statement of the Company's condensed consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003. To conform to the 2004 presentation, we reclassified certain items in the prior period.



Note 2.  Acquisition

Effective January 1, 2003, we acquired 100% of the common stock of Wilmington Finance, Inc. (WFI), a majority owned subsidiary of WSFS Financial Corporation, in a purchase business combination. The purchase price was $120.8 million, consisting of $25.8 million for net assets and $95.0 million for intangibles. The majority of the tangible assets acquired were real estate loans held for sale. We included the results of WFI's operations in our financial statements beginning January 1, 2003, the effective date of the acquisition. We finalized an independent valuation of the intangibles in second quarter 2003 and recorded $54.2 million as goodwill and $40.8 million as other intangibles. Goodwill and other intangibles are both included in other assets. Other intangibles primarily consisted of broker relationships and non-compete agreements and had an initial weighted-average amortization period of 9 years. WFI originates non-conforming residential real estate loans, primarily through broker relationships and, to a lesser extent, directly to consumers, and sells its originated loans to investors with servicing released to the purchaser. Effective July 1, 2003, WFI and AIG Federal Savings Bank, a non-subsidiary affiliate, entered into an agreement whereby for a fee, WFI provides marketing, certain origination processing services, loan servicing, and related services for the affiliate's origination and sale of non-conforming residential real estate loans. These WFI service activities have supplanted much of WFI's origination and sales activity and are anticipated to do so going forward. WFI provides the Company with other sources of revenue through its servicing fees and net gain on sales of real estate loans held for sale. We report any real estate loans we purchase from AIG Federal Savings Bank that were generated using WFI's services as originations, rather than as portfolio acquisitions, because AGFI and AIG Federal Savings Bank share a common parent.

Note 3.  Accounting Change

In December 2003, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. 03-3 (SOP 03-3) "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004, SOP 03-3 should be applied prospectively for fiscal years beginning after December 15, 2004 for decreases in cash flows expected to be collected. The AcSEC has encouraged early adoption of SOP 03-3 by affected companies. We have not yet determined our date of adoption or the effect it will have on our results of operations or financial position in future periods.

Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

                                             March 31, 2004
                               Real        Non-real      Retail
                              Estate        Estate        Sales
                               Loans         Loans       Finance     Total
                                         (dollars in thousands)

Gross receivables           $11,913,653  $3,225,737  $1,400,604  $16,539,994
Unearned finance charges
  and points and fees          (136,328)   (374,961)   (141,453)    (652,742)
Accrued finance charges          83,363      36,328      11,041      130,732
Deferred origination costs       22,922      27,465        -          50,387
Premiums, net of discounts       82,370       4,809         (23)      87,156

Total                       $11,965,980  $2,919,378  $1,270,169  $16,155,527


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



Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

                                                 Three Months Ended
                                                      March 31,
                                                2004            2003
                                               (dollars in thousands)

Balance at beginning of period                 $466,031      $463,031
Provision for finance receivable losses          59,253        71,116
Charge-offs                                     (81,256)      (84,444)
Recoveries                                       12,003        10,328

Balance at end of period                       $456,031      $460,031

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

AGFC uses interest rate swap agreements to limit our exposure to market interest rate risk in the funding of our operations. Most of our swaps synthetically convert certain short-term or floating-rate debt to a long-term fixed-rate. The synthetic long-term fixed rates achieved through interest rate swap agreements are slightly lower than the rates that could have been achieved by issuing comparable fixed-rate, long-term debt. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. As an alternative to funding without these derivative financial instruments, AGFC's interest rate swap agreements did not have a material effect on the Company's net income during the three months ended March 31, 2004 or 2003.



Note 7.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

                                           March 31,     December 31,
                                             2004            2003
                                            (dollars in thousands)

Net unrealized losses on interest
  rate swaps                              $(50,518)          $(55,586)
Net unrealized gains on investment
  securities                                50,335             40,639

Total                                     $   (183)          $(14,947)



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

For the three months ended March 31, 2004:

                                Consumer                       Total
                                Finance      Insurance       Segments
                                       (dollars in thousands)
Revenues:
  External:
    Finance charges            $490,874       $   -          $490,874
    Insurance                       203         45,498         45,701
    Other                        34,202         24,259         58,461
  Intercompany                   20,708        (18,096)         2,612
Pretax income                   155,070         22,148        177,218


For the three months ended March 31, 2003:

                                Consumer                       Total
                                Finance      Insurance       Segments
                                       (dollars in thousands)
Revenues:
  External:
    Finance charges            $468,591       $   -          $468,591
    Insurance                       226         45,482         45,708
    Other                        17,777         22,490         40,267
  Intercompany                   21,627        (18,049)         3,578
Pretax income                   135,339         21,380        156,719


Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

                                                 Three Months Ended
                                                      March 31,
                                                2004            2003
                                               (dollars in thousands)
Pretax income:
  Segments                                     $177,218      $156,719
  Corporate                                     (14,007)      (19,489)
  Adjustments                                     1,097        (7,476)

Consolidated pretax income                     $164,308      $129,754


Adjustments for pretax income include realized gains (losses) and certain other investment revenue. Adjustments for pretax income in 2003 also included pension expense.

Note 9.  Legal Contingencies

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                 REPORT OF MANAGEMENT'S RESPONSIBILITY

The Company's management is responsible for the integrity and fair presentation of our condensed consolidated financial statements and all other financial information presented in this report. We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States (GAAP) for interim periods. We made estimates and assumptions that affect amounts recorded in the financial statements and disclosures of contingent assets and liabilities.

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

                      FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and our other publicly available documents may include, and the Company's officers and representatives may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, financial results and reserves. The Company's actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, which could cause the Company's actual results to differ, possibly materially, include, but are not limited to, the following:

     * changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we access capital and invest cash flows from the insurance business segment;
     * changes in the competitive environment in which we operate, including the demand for our products, customer responsiveness to our distribution channels and the formation of business combinations among our competitors;
     * the effectiveness of our credit risk scoring models in assessing the risk of customer unwillingness or inability to repay;
     * shifts in collateral values, contractual delinquencies, and credit losses;
     *  levels of unemployment and personal bankruptcies;
     * our ability to access capital markets and maintain our credit rating position;
     * changes in laws or regulations that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products;
     * the costs and effects of any litigation or governmental inquiries or investigations that are determined adversely to the Company;
     * changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;
     * our ability to integrate the operations of our acquisitions into our businesses;
     * changes in our ability to attract and retain employees or key executives to support our businesses; and
     * natural or accidental events such as fires or floods affecting our branches or other operating facilities.

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

Principal sources and uses of cash were as follows:

                                            Three Months Ended
                                                 March 31,
                                            2004           2003
                                           (dollars in millions)
Principal sources of cash:
  Operations                               $  398.9       $173.2
  Net issuances of debt                       661.8        165.3

  Total                                    $1,060.7       $338.5


Principal uses of cash:
  Net originations and purchases
    of finance receivables                 $  930.8       $118.9
  Dividends paid                               24.0          0.9

  Total                                    $  954.8       $119.8


Net originations and purchases of finance receivables and net issuances of debt increased for the three months ended March 31, 2004 when compared to the same period in 2003 primarily due to increases in WFI-related real estate loan production.

We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable operational requirements and financial obligations. The principal factors that could decrease our sources of liquidity are delinquent payments from our customers and an inability to access capital markets. The principal factors that could increase our cash needs are significant increases in net originations and purchases of finance receivables. We intend to mitigate liquidity risk by continuing to operate the Company by utilizing the following existing strategies:

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

Consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets for issuances of our commercial paper and long-term debt. At March 31, 2004, we had $8.3 billion of long-term debt securities registered under the Securities Act of 1933 that had not yet been issued. We also maintain committed bank credit facilities and have the ability to securitize a portion of our finance receivables to provide additional sources of liquidity for needs potentially not met through other funding sources.


Capital Resources
                                              March 31,
                                      2004                2003
                                 Amount  Percent     Amount  Percent
                                        (dollars in millions)

Long-term debt                  $11,209.1     66%   $ 9,230.8     63%
Short-term debt                   3,797.8     23      3,881.6     26

Total debt                       15,006.9     89     13,112.4     89
Equity                            1,919.2     11      1,683.4     11

Total capital                   $16,926.1    100%   $14,795.8    100%

Net finance receivables         $16,155.5           $13,856.1
Debt to equity ratio                7.82x               7.79x
Debt to tangible equity ratio       8.86x               8.85x


Reconciliations of equity to tangible equity were as follows:

                                                  March 31,
                                             2004           2003
                                            (dollars in millions)

Equity                                     $ 1,919.2     $ 1,683.4
Goodwill                                      (224.7)       (256.9)
Accumulated other comprehensive loss             0.2          55.5

Tangible equity                            $ 1,694.7     $ 1,482.0

Our capital varies primarily with the level of net finance receivables. The capital mix of debt and equity is based primarily upon maintaining leverage that supports cost-effective funding. AGFI has historically paid dividends to (or received capital contributions from) its parent to manage our leverage of debt to tangible equity to a targeted amount. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay. These agreements have not prevented AGFI from managing its capital to currently targeted leverage of 9.0 to 1.

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, principally short-term. AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years. Most floating-rate funding is through AGFI and AGFC sales and refinancing of commercial paper and through AGFC issuances of long-term, floating-rate debt. Commercial paper, with maturities ranging from 1 to 270 days, is sold to banks, insurance companies, corporations, and other accredited investors. At March 31, 2004, short-term debt included $3.2 billion of commercial paper. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days. At March 31, 2004, short-term debt included $536.0 million of extendible commercial notes.


Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At March 31, 2004, AGFC had committed credit facilities totaling $3.0 billion, including a facility under which AGFI is an eligible borrower for up to $300 million. The annual commitment fees for the facilities are based upon AGFC's long-term credit ratings and averaged 0.07% at March 31, 2004.

At March 31, 2004, AGFI and certain of its subsidiaries also had uncommitted credit facilities totaling $170.0 million which could be increased depending upon lender ability to participate its loans under the facilities.

Outstanding borrowings under all facilities totaled $60.0 million at March 31, 2004 and March 31, 2003. AGFC does not guarantee any borrowings of AGFI.

         ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                                                 Three Months Ended
                                                      March 31,
                                                 2004           2003
                                                (dollars in millions)

Net income                                      $104.6         $ 84.0
  Amount change                                 $ 20.6         $  7.6
  Percent change                                   25%            10%

Return on average assets                         2.40%          2.15%
Return on average equity                        22.26%         20.66%
Ratio of earnings to fixed charges               2.16x          1.88x


See Note 8. of the Notes to Condensed Consolidated Financial
Statements for information on the results of the Company's business segments.

Factors that specifically affected the Company's operating results were as follows:


Finance Charges
                                                 Three Months Ended
                                                      March 31,
                                                 2004           2003
                                                (dollars in millions)

Finance charges                                 $   463.7   $   440.3
  Amount change                                 $    23.4   $    16.4
  Percent change                                       5%          4%

Average net receivables                         $15,686.4   $13,824.5
Yield                                              11.88%      12.88%


Finance charges increased due to the following:

                                                 Three Months Ended
                                                      March 31,
                                                 2004           2003
                                                (dollars in millions)

Increase in average net receivables             $ 49.5         $ 59.4
Decrease in yield                                (30.3)         (43.0)
Increase in number of days                         4.2             -

Total                                           $ 23.4         $ 16.4

Average net receivables by type and growth in average net receivables when compared to the same period for the previous year were as follows:

                                  Three Months Ended March 31,
                                  2004                   2003
                           Amount      Growth     Amount      Growth
                                     (dollars in millions)

Real estate loans         $11,458.3   $1,896.3   $ 9,562.0   $1,894.1
Non-real estate loans       2,921.5       18.2     2,903.3       43.8
Retail sales finance        1,306.6      (52.6)    1,359.2      (56.1)

Total                     $15,686.4   $1,861.9   $13,824.5   $1,881.8

Percent change                             13%                    16%


The historically low interest rate environment contributed to the increases in both originations and liquidations of our real estate loans. WFI-related real estate loan production also increased real estate loan originations by $2.7 billion during the last twelve months. Real estate loan acquisitions declined during the last twelve months primarily due to an extremely competitive pricing environment.

Yield by type and changes in yield in basis points (bp) when compared to the same period for the previous year were as follows:

                                   Three Months Ended March 31,
                                     2004                2003
                               Yield     Change     Yield     Change

Real estate loans              9.13%     (88) bp   10.01%    (140) bp
Non-real estate loans         21.53        2       21.51      (44)
Retail sales finance          14.40      (27)      14.67      (25)

Total                         11.88     (100)      12.88     (147)


Yield decreased for the three months ended March 31, 2004 when compared to the same period in 2003 primarily due to a lower real estate loan yield resulting from the low interest rate environment and a higher proportion of average net receivables that are real estate loans.


Insurance Revenues

Insurance revenues were as follows:
                                                 Three Months Ended
                                                      March 31,
                                                 2004           2003
                                                (dollars in millions)

Earned premiums                                 $44.7           $45.1
Commissions                                       1.0             0.6

Total                                           $45.7           $45.7

Amount change                                   $  -            $ 0.2
Percent change                                     - %             - %

Other Revenues

Other revenues were as follows:
                                                 Three Months Ended
                                                      March 31,
                                                 2004           2003
                                                (dollars in millions)

Service fee income from a non-subsidiary
  affiliate                                     $35.6           $ 0.6
Miscellaneous:
  Investment revenue                             25.4            19.7
  Net gain on sales of real estate loans
    held for sale                                 3.5            19.2
  Writedowns on real estate owned                (2.3)           (2.3)
  Net interest income on real estate
    loans held for sale                           0.3             3.2
  Net recovery on sales of real estate owned      0.3             0.4
  Other                                           0.9             0.4

Total                                           $63.7           $41.2

Amount change                                   $22.5           $18.0
Percent change                                    55%             78%


Other revenues increased for the three months ended March 31, 2004 when compared to the same period in 2003 primarily due to higher service fee income from a non-subsidiary affiliate and investment revenue, partially offset by lower net gain on sales of real estate loans held for sale. Effective July 1, 2003, WFI and AIG Federal Savings Bank, a non-subsidiary affiliate, entered into an agreement whereby for a fee, WFI provides marketing, certain origination processing services, loan servicing, and related services for the affiliate's origination and sale of non-conforming residential real estate loans. These WFI service activities have supplanted much of WFI's origination and sales activity.

Investment revenue was affected by the following:

                                                 Three Months Ended
                                                      March 31,
                                                 2004           2003
                                                (dollars in millions)

Average invested assets                         $1,339.1     $1,291.8
Adjusted portfolio yield                           7.14%        6.68%
Net realized gains (losses) on
  investments                                   $    0.8     $   (2.9)

Interest Expense

The impact of using interest rate swap agreements to fix floating-rate debt or float fixed-rate debt is included in interest expense and the related borrowing statistics below.

                                                 Three Months Ended
                                                      March 31,
                                                 2004           2003
                                                (dollars in millions)

Interest expense                                $   137.7   $   142.9
  Amount change                                 $    (5.2)        5.7
  Percent change                                     (4)%          4%

Average borrowings                              $14,493.3   $13,023.3
Borrowing cost                                      3.80%       4.39%


Interest expense (decreased) increased due to the following:

                                                 Three Months Ended
                                                      March 31,
                                                 2004           2003
                                                (dollars in millions)

Decrease in borrowing cost                      $(21.3)        $(19.3)
Increase in average borrowings                    16.1           25.0

Total                                           $ (5.2)        $  5.7


Average borrowings by type and changes in average borrowings when compared to the same period for the previous year were as follows:

                                  Three Months Ended March 31,
                                  2004                   2003
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Long-term debt            $10,652.8   $1,360.1   $ 9,292.7   $2,785.9
Short-term debt             3,840.5      109.9     3,730.6     (787.1)

Total                     $14,493.3   $1,470.0   $13,023.3   $1,998.8

Percent change                             11%                    18%


AGFC issued $3.2 billion of long-term debt during the last twelve months. The proceeds of these long-term debt issuances were used to support finance receivable growth and to refinance maturing debt.

Borrowing cost by type and changes in borrowing cost in basis points when compared to the same period for the previous year were as follows:

                                   Three Months Ended March 31,
                                     2004                2003
                               Rate      Change     Rate      Change

Long-term debt                 4.26%     (78) bp    5.04%    (123) bp
Short-term debt                2.54      (23)       2.77      (38)

Total                          3.80      (59)       4.39      (60)


Federal Reserve actions from 2001 through June 2003 created the lowest interest rate environment in 46 years and resulted in lower long-term debt rates as new issuances were at substantially lower rates than long-term debt being refinanced. Since June 2003, market interest rates have remained relatively stable.


Operating Expenses

Operating expenses were as follows:
                                                 Three Months Ended
                                                      March 31,
                                                 2004           2003
                                                (dollars in millions)

Salaries and benefits                           $119.9         $ 98.8
Other                                             70.8           64.3

Total                                           $190.7         $163.1

Amount change                                   $ 27.6         $ 19.5
Percent change                                     17%            14%

Operating expenses as a percentage
  of average net receivables                     4.86%          4.72%


Operating expenses increased for the three months ended March 31, 2004 when compared to the same period in 2003 primarily due to growth in WFI operations and higher salaries and benefits and advertising expenses. The increase in salaries and benefits reflected approximately 470 WFI employees hired during the last twelve months. The increase in operating expenses as a percentage of average net receivables for the three months ended March 31, 2004 when compared to the same period in 2003 reflected growth in WFI operations, partially offset by continued emphasis on controlling operating expenses. Approximately $29.7 million of the Company's operating expenses for the three months ended March 31, 2004 were directly related to WFI operations, compared to $14.2 million for the same period in 2003.

Provision for Finance Receivable Losses
                                                    At or for the
                                                 Three Months Ended
                                                      March 31,
                                                 2004           2003
                                                (dollars in millions)

Provision for finance receivable
  losses                                        $ 59.3         $ 71.1
  Amount change                                 $(11.8)        $   -
  Percent change                                 (17)%             -%

Net charge-offs                                 $ 69.3         $ 74.1
Charge-off ratio                                 1.78%          2.14%
Charge-off coverage                              1.65x          1.55x

60 day+ delinquency                             $471.9         $518.8
Delinquency ratio                                2.85%          3.64%

Allowance for finance receivable
  losses                                        $456.0         $460.0
Allowance ratio                                  2.82%          3.32%


Net charge-offs by type and changes in net charge-offs when compared to the same period for the previous year were as follows:

                                   Three Months Ended March 31,
                                   2004                   2003
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $14.9       $ 2.2      $12.7        $0.3
Non-real estate loans         44.0        (5.6)      49.6         1.9
Retail sales finance          10.4        (1.4)      11.8         0.8

Total                        $69.3       $(4.8)     $74.1        $3.0


Non-real estate loan and retail sales finance net charge-offs decreased for the three months ended March 31, 2004 when compared to the same period in 2003 primarily due to the improving economy. Real estate loan net charge-offs increased for the three months ended March 31, 2004 when compared to the same period in 2003 primarily due to increases in real estate loan average net receivables of $1.9 billion, or 20%.

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same period for the previous year were as follows:

                                   Three Months Ended March 31,
                                     2004                2003
                               Ratio     Change     Ratio     Change

Real estate loans              0.53%       -  bp    0.53%     (12) bp
Non-real estate loans          6.02      (77)       6.79       16
Retail sales finance           3.14      (31)       3.45       37

Total                          1.78      (36)       2.14      (24)

The improvement in the charge-off ratio for the three months ended March 31, 2004 when compared to the same period in 2003 was primarily due to the improving economy and a higher proportion of average net receivables that were real estate loans.

Delinquency by type and changes in delinquency when compared to the same period for the previous year were as follows:

                                            March 31,
                                   2004                   2003
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $292.2     $(23.5)    $315.7      $59.7
Non-real estate loans         145.8      (17.6)     163.4        1.3
Retail sales finance           33.9       (5.8)       39.7       (0.1)

Total                        $471.9     $(46.9)    $518.8      $60.9


Delinquency at March 31, 2004 was favorably impacted by the improving economy.

Delinquency ratios by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

                                            March 31,
                                     2004                2003
                               Ratio     Change     Ratio     Change

Real estate loans              2.45%     (83) bp    3.28%      (5) bp
Non-real estate loans          4.52      (63)       5.15       (3)
Retail sales finance           2.42      (30)       2.72       14

Total                          2.85      (79)       3.64       (6)


The delinquency ratio at March 31, 2004 decreased when compared to March 31, 2003 primarily due to the improving economy and a higher proportion of net finance receivables that were real estate loans.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The decrease in the allowance for finance receivable losses at March 31, 2004 when compared to March 31, 2003 was due to net decreases to the allowance for finance receivable losses through the provision for finance receivable losses during the period totaling $4.0 million. These decreases were in response to our lower levels of delinquency.

The allowance as a percentage of net finance receivables at March 31, 2004 decreased primarily due to the improving economy and a higher proportion of net finance receivables that were real estate loans.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), improved for the three months ended March 31, 2004 when compared to the same period in 2003 due to lower net charge-offs.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

                                                 Three Months Ended
                                                      March 31,
                                                 2004           2003
                                                (dollars in millions)

Claims incurred                                 $22.4           $22.6
Change in benefit reserves                       (1.3)           (2.2)

Total                                           $21.1           $20.4

Amount change                                   $ 0.7           $(1.6)
Percent change                                     4%            (7)%


Provision for Income Taxes
                                                 Three Months Ended
                                                      March 31,
                                                 2004           2003
                                                (dollars in millions)

Provision for income taxes                      $ 59.7         $ 45.7
  Amount change                                 $ 14.0         $  3.5
  Percent change                                   31%             8%

Pretax income                                   $164.3         $129.8
Effective income tax rate                       36.32%         35.23%


Provision for income taxes increased for the three months ended March 31, 2004 when compared to the same period in 2003 due to higher taxable income and a higher effective income tax rate.


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

We limit our exposure to market interest rate increases by fixing interest rates that we pay for term periods. The primary means by which we accomplish this is by issuing fixed-rate, long-term debt. To supplement fixed-rate debt issuances, AGFC also alters the nature of certain floating-rate funding by using interest rate swap agreements to create synthetic fixed-rate, long-term debt, thereby limiting our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the effect of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 41% of our borrowings at March 31, 2004 compared to 44% at March 31, 2003. Adjustable-rate net finance receivables represented 25% of our net finance receivables at March 31, 2004 compared to 24% at March 31, 2003.

Item 4.  Controls and Procedures.


(a)  Evaluation of disclosure controls and procedures

     The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company's disclosure controls and procedures based on their evaluation of these controls and procedures as of March 31, 2004 are as follows:

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

     The Company's management, including its principal executive officer and principal financial officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter. Based on an evaluation of the disclosure controls and procedures as of March 31, 2004, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)  Changes in internal control over financial reporting

     There was no change in the Company's internal control over financial reporting during the three months ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

See Note 9. of the Notes to Condensed Consolidated Financial
Statements in Part I of this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     Exhibits are listed in the Exhibit Index beginning on page 27 herein.

(b)  Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the first quarter of 2004.

                              Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN GENERAL FINANCE, INC.
                                          (Registrant)


Date:  May 4, 2004               By  /s/  Donald R. Breivogel, Jr.
                                          Donald R. Breivogel, Jr.
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and
                                       Principal Financial Officer)

                             Exhibit Index


Exhibit

 (12)      Computation of Ratio of Earnings to Fixed Charges

 (31.1)    Rule 13a-14(a)/15d-14(a) Certifications

 (31.2)    Rule 13a-14(a)/15d-14(a) Certifications

 (32)      Section 1350 Certifications