Form 10-Q
period 2004-09-30
AMERICAN GENERAL FINANCE INC
filed 2004-11-03
CIK 25600

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2004

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

At November 3, 2004, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

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

 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . 29



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

                      Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



           AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Income
                             (Unaudited)



                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                                2004       2003        2004           2003
                                         (dollars in thousands)

Revenues
  Finance charges             $507,232   $445,241    $1,454,391   $1,327,011
  Insurance                     43,989     46,307       133,369      134,687
  Other:
    Service fee income from
      a non-subsidiary
      affiliate                 62,113     12,406       138,446       13,465
    Miscellaneous               23,069     49,336        80,113      152,470

Total revenues                 636,403    553,290     1,806,319    1,627,633

Expenses
  Interest expense             167,518    132,263       452,079      412,104
  Operating expenses:
    Salaries and benefits      120,509    103,187       366,744      303,893
    Other operating expenses    75,909     66,332       218,428      200,126
  Provision for finance
    receivable losses           69,126     82,362       193,646      229,783
  Insurance losses and loss
    adjustment expenses         21,267     17,438        60,394       52,987

Total expenses                 454,329    401,582     1,291,291    1,198,893

Income before provision for
  income taxes                 182,074    151,708       515,028      428,740

Provision for Income Taxes      67,151     56,969       188,217      156,069


Net Income                    $114,923   $ 94,739    $  326,811   $  272,671




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)



                                                 September 30,  December 31,
                                                    2004             2003
                                                   (dollars in thousands)
Assets

Net finance receivables:
  Real estate loans                              $14,516,188     $11,038,140
  Non-real estate loans                            2,983,683       2,932,120
  Retail sales finance                             1,305,643       1,337,701

Net finance receivables                           18,805,514      15,307,961
Allowance for finance receivable losses             (456,031)       (466,031)
Net finance receivables, less allowance
  for finance receivable losses                   18,349,483      14,841,930

Investment securities                              1,362,242       1,307,472
Cash and cash equivalents                            202,220         145,462
Other assets                                         690,821         711,300

Total assets                                     $20,604,766     $17,006,164


Liabilities and Shareholder's Equity

Long-term debt                                   $13,716,494     $10,862,218
Short-term debt                                    3,767,520       3,467,096
Insurance claims and policyholder
  liabilities                                        427,476         438,362
Other liabilities                                    409,692         376,739
Accrued taxes                                         78,122          37,952

Total liabilities                                 18,399,304      15,182,367

Shareholder's equity:
  Common stock                                         1,000           1,000
  Additional paid-in capital                         981,305         920,276
  Accumulated other comprehensive
    income (loss)                                     32,878         (14,947)
  Retained earnings                                1,190,279         917,468

Total shareholder's equity                         2,205,462       1,823,797

Total liabilities and shareholder's equity       $20,604,766     $17,006,164




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)



                                                       Nine Months Ended
                                                         September 30,
                                                       2004          2003
                                                     (dollars in thousands)

Cash Flows from Operating Activities
Net income                                          $  326,811    $  272,671
Reconciling adjustments:
  Provision for finance receivable losses              193,646       229,783
  Depreciation and amortization                        133,018       144,096
  Deferral of finance receivable origination
    costs                                              (59,824)      (50,213)
  Deferred income tax charge                             2,097            72
  Origination of real estate loans held for sale       (96,565)   (1,751,151)
  Sales and principal collections of real estate
    loans held for sale                                106,451     1,784,238
  Change in other assets and other liabilities         151,748        94,276
  Change in insurance claims and policyholder
    liabilities                                        (10,886)      (28,651)
  Change in taxes receivable and payable                 3,512        (2,286)
  Other, net                                           (11,792)        9,899
  Net cash provided by operating activities            738,216       702,734

Cash Flows from Investing Activities
  Finance receivables originated or purchased       (9,224,377)   (6,401,514)
  Principal collections on finance receivables       5,520,859     5,344,721
  Acquisition of Wilmington Finance, Inc.                 -          (93,189)
  Investment securities purchased                     (441,804)     (373,595)
  Investment securities called and sold                375,079       305,845
  Investment securities matured                         14,200        18,375
  Change in premiums on finance receivables
    purchased and deferred charges                     (17,446)          617
  Other, net                                           (10,716)      (12,041)
Net cash used for investing activities              (3,784,205)   (1,210,781)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt           4,298,456     1,726,899
  Repayment of long-term debt                       (1,502,133)   (1,222,080)
  Change in short-term debt                            300,424       252,031
  Capital contribution from parent                      60,000          -
  Dividends paid                                       (54,000)     (167,219)
Net cash provided by financing activities            3,102,747       589,631

Increase in cash and cash equivalents                   56,758        81,584
Cash and cash equivalents at beginning of period       145,462       153,660
Cash and cash equivalents at end of period          $  202,220    $  235,244




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)



                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                   2004        2003        2004       2003
                                           (dollars in thousands)


Net income                       $114,923    $ 94,739    $326,811   $272,671

Other comprehensive gain:

  Changes in net unrealized
    gains (losses):
      Investment securities        38,106     (18,897)        821     12,031
      Interest rate swaps          11,582       8,092      27,358    (13,517)

  Income tax effect:
    Investment securities         (13,338)      6,614        (288)    (4,200)
    Interest rate swaps            (4,055)     (2,831)     (9,576)     4,731

  Changes in net unrealized
    gains (losses), net of tax     32,295      (7,022)     18,315       (955)

  Reclassification adjustments
    for realized (gains) losses
    included in net income:
      Investment securities          (485)      2,022        (322)     4,320
      Interest rate swaps          14,908      15,735      45,721     57,853

  Income tax effect:
    Investment securities             170        (708)        113     (1,512)
    Interest rate swaps            (5,217)     (5,508)    (16,002)   (20,249)

  Realized losses included
    in net income, net of tax       9,376      11,541      29,510     40,412

Other comprehensive gain,
  net of tax                       41,671       4,519      47,825     39,457


Comprehensive income             $156,594    $ 99,258    $374,636   $312,128




See Notes to Condensed Consolidated Financial Statements.

              AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                            September 30, 2004



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



Note 2.  Acquisition

Effective January 1, 2003, we acquired 100% of the common stock of Wilmington Finance, Inc. (WFI), a majority owned subsidiary of WSFS Financial Corporation, in a purchase business combination. The purchase price was $120.8 million, consisting of $25.8 million for net assets and $95.0 million for intangibles. The majority of the tangible assets acquired were real estate loans held for sale. We included the results of WFI's operations in our financial statements beginning January 1, 2003, the effective date of the acquisition. We finalized an independent valuation of the intangibles in second quarter 2003 and recorded $54.2 million as goodwill and $40.8 million as other intangibles. Goodwill and other intangibles are both included in other assets. Other intangibles primarily consisted of broker relationships and non-compete agreements and had an initial weighted-average amortization period of 9 years. WFI originates non-conforming residential real estate loans, primarily through broker relationships and, to a lesser extent, directly to consumers, and sells its originated loans to investors with servicing released to the purchaser. Effective July 1, 2003, WFI and AIG Federal Savings Bank, a non-subsidiary affiliate, entered into an agreement whereby for a fee, WFI provides marketing, certain origination processing services, loan servicing, and related services for the affiliate's origination and sale of non-conforming residential real estate loans. These WFI service activities have supplanted most of WFI's origination and sales activity and are anticipated to do so going forward. WFI provides the Company with other sources of revenue through its servicing fees and net gain on sales of real estate loans held for sale. We report any real estate loans we purchase from AIG Federal Savings Bank that were generated using WFI's services as originations, rather than as portfolio acquisitions, because AGFI and AIG Federal Savings Bank share a common parent.

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

Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

                                           September 30, 2004
                               Real        Non-real      Retail
                              Estate        Estate        Sales
                               Loans         Loans       Finance     Total
                                        (dollars in thousands)

Gross receivables           $14,450,621  $3,292,320  $1,433,705  $19,176,646
Unearned finance charges
  and points and fees          (133,195)   (376,474)   (141,417)    (651,086)
Accrued finance charges          95,140      37,559      13,591      146,290
Deferred origination costs       28,316      27,817        -          56,133
Premiums, net of discounts       75,306       2,461        (236)      77,531

Total                       $14,516,188  $2,983,683  $1,305,643  $18,805,514


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



Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                 2004          2003      2004          2003
                                           (dollars in thousands)

Balance at beginning of period  $456,031    $462,031    $466,031    $463,031
Provision for finance
  receivable losses               69,126      82,362     193,646     229,783
Charge-offs                      (80,748)    (88,395)   (238,754)   (257,013)
Recoveries                        11,622      10,033      35,108      30,230

Balance at end of period        $456,031    $466,031    $456,031    $466,031

Note 6.  Derivative Financial Instruments

Our principal borrowing subsidiary is American General Finance Corporation (AGFC), a wholly owned subsidiary of AGFI. AGFC uses derivative financial instruments in managing the cost of its debt and is neither a dealer nor a trader in derivative financial instruments. AGFC's derivative financial instruments consist of interest rate, foreign currency, and equity-indexed swap agreements.

Our interest rate and foreign currency swap agreements are designated and qualify as cash flow hedges or fair value hedges. While our equity-indexed swap agreements mitigate economic exposure of related equity-indexed debt, these swap agreements do not qualify as cash flow or fair value hedges under GAAP. At September 30, 2004, equity-indexed debt was immaterial.

AGFC uses interest rate, foreign currency, and equity-indexed swap agreements in conjunction with specific debt issuances in order to achieve net U.S. dollar, fixed or floating interest exposure at costs not materially different from costs we would have incurred by issuing debt for the same net exposure without using derivatives. Accordingly, AGFC's swap agreements did not have a material effect on the Company's net income during the nine months ended September 30, 2004 or 2003.



Note 7.  Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows:

                                         September 30,   December 31,
                                             2004            2003
                                            (dollars in thousands)

Net unrealized gains on investment
  securities                             $40,963             $ 40,639
Net unrealized losses on interest
  rate swaps                              (8,085)             (55,586)

Total                                    $32,878             $(14,947)



Note 8.  Segment Information

We have two business segments: consumer finance and insurance. Our segments are defined by the type of financial service product offered. The consumer finance segment originates real estate loans secured by first or second mortgages on residential real estate, originates secured and unsecured non-real estate loans, extends lines of credit, and purchases retail sales contracts from, and provides revolving retail services for, retail merchants. We also purchase, from AIG Federal Savings Bank, a non-subsidiary affiliate, private label receivables under a participation agreement and real estate loans under purchase agreements. To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables. We also provide for a fee, marketing, certain origination processing services, and loan servicing for AIG Federal Savings Bank and originate real estate loans through brokers for sale to investors. We offer credit and non-credit insurance and ancillary products to our eligible consumer finance customers. The insurance segment writes and reinsures credit and non-credit insurance through products that are offered principally by the consumer finance segment.

The following tables display information about the Company's segments as well as a reconciliation of total segment pretax income to the condensed consolidated financial statement amounts.

For the three months ended September 30, 2004:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $  529,326     $   -        $  529,326
    Insurance                       187       43,802         43,989
    Other                        57,158       22,921         80,079
  Intercompany                   20,398      (17,486)         2,912
Pretax income                   168,824       20,352        189,176


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


For the nine months ended September 30, 2004:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $1,525,510     $   -        $1,525,510
    Insurance                       578      132,791        133,369
    Other                       133,150       72,620        205,770
  Intercompany                   61,408      (53,223)         8,185
Pretax income                   478,592       67,915        546,507


For the nine months ended September 30, 2003:

                              Consumer                       Total
                              Finance      Insurance       Segments
                                     (dollars in thousands)
Revenues:
  External:
    Finance charges          $1,398,780     $   -        $1,398,780
    Insurance                       693      133,994        134,687
    Other                        83,310       64,171        147,481
  Intercompany                   67,838      (53,058)        14,780
Pretax income                   405,342       66,984        472,326

Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                    (dollars in thousands)
Pretax income:
  Segments               $189,176    $158,760    $546,507    $472,326
  Corporate                (8,827)     (5,680)    (33,362)    (35,478)
  Adjustments               1,725      (1,372)      1,883      (8,108)

Consolidated pretax
  income                 $182,074    $151,708    $515,028    $428,740


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

To further diversify its funding sources, AGFC completed its first foreign currency denominated debt issuances during 2004 as follows:

     * In second quarter 2004, AGFC completed two concurrent issues which totaled 1.0 billion Euros ($1.2 billion) in principal amount sold to European investors.
     * In third quarter 2004, AGFC issued 350 million pounds Sterling ($622 million) in principal amount sold to United Kingdom investors.

In each case, we executed financial derivative transactions with a non-subsidiary affiliate to effectively convert the related foreign currency exposure into U.S. dollars.

Principal sources and uses of cash were as follows:

                                               Nine Months Ended
                                                 September 30,
                                              2004           2003
                                             (dollars in millions)
Principal sources of cash:
  Net issuances of debt                      $3,096.7     $  756.9
  Operations                                    738.2        702.7
  Capital contribution                           60.0           -

  Total                                      $3,894.9     $1,459.6


Principal uses of cash:
  Net originations and purchases
    of finance receivables                   $3,703.5     $1,056.8
  Dividends paid                                 54.0        167.2

  Total                                      $3,757.5     $1,224.0


Net originations and purchases of finance receivables and net issuances of debt increased for the nine months ended September 30, 2004 when compared to the same period in 2003 primarily due to increases in WFI-related real estate loan production.

We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable operational requirements and financial obligations. The principal factors that could decrease our sources of liquidity are delinquent payments from our customers and an inability to access capital markets. The principal factors that could increase our cash needs are significant increases in net originations and purchases of finance receivables. We intend to mitigate liquidity risk by continuing to operate the Company utilizing the following existing strategies:

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

Management believes that consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets for issuances of our commercial paper and long-term debt in a cost efficient manner. To access the domestic capital markets, we had $6.6 billion of long-term debt securities registered under the Securities Act of 1933 that had not been issued as of September 30, 2004. Additionally, we believe that we have access to international capital markets, as demonstrated by the Euro and Sterling offerings described above. We also maintain committed bank credit facilities and have the ability to securitize a portion of our finance receivables to provide additional sources of liquidity for needs potentially not met through other funding sources.

Capital Resources
                                            September 30,
                                      2004                2003
                                 Amount  Percent     Amount  Percent
                                        (dollars in millions)

Long-term debt                  $13,716.5     70%   $10,082.8     65%
Short-term debt                   3,767.5     19      3,627.7     24

Total debt                       17,484.0     89     13,710.5     89
Equity                            2,205.5     11      1,731.7     11

Total capital                   $19,689.5    100%   $15,442.2    100%

Net finance receivables         $18,805.5           $14,624.3
Debt to equity ratio                7.93x               7.92x
Debt to tangible equity ratio       8.98x               8.87x


Debt to tangible equity is a standard measure of financial risk in the consumer finance industry. Reconciliations of equity to tangible equity were as follows:

                                                September 30,
                                             2004           2003
                                            (dollars in millions)

Equity                                     $2,205.5       $1,731.7
Goodwill                                     (224.7)        (216.0)
Accumulated other comprehensive
  (income) loss                               (32.9)          29.5

Tangible equity                            $1,947.9       $1,545.2


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

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains most of our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years. AGFC and AGFI obtain floating-rate funding through sales and refinancing of commercial paper and through issuances of long-term, floating-rate debt. Commercial paper, with maturities ranging from 1 to 270 days, is sold to banks, insurance companies, corporations, and other accredited investors. At September 30, 2004, short-term debt included $3.3 billion of commercial paper. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which may be extended by AGFC to 390 days. At September 30, 2004, short-term debt included $428.3 million of extendible commercial notes.

Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At September 30, 2004, AGFC had committed credit facilities totaling $3.3 billion, including a facility under which AGFI is an eligible borrower for up to $400 million. The annual commitment fees for the facilities are based upon AGFC's long-term credit ratings and averaged 0.07% at September 30, 2004.

At September 30, 2004, AGFI and certain of its subsidiaries also had uncommitted credit facilities totaling $170.0 million which could be increased depending upon lender ability to participate its loans under the facilities.

Outstanding borrowings under all facilities totaled $60.0 million at September 30, 2004 and September 30, 2003. AGFC does not guarantee any borrowings of AGFI.



         ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION


Net Income
                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Net income               $114.9        $ 94.7    $326.8        $272.7
  Amount change          $ 20.2        $ 11.5    $ 54.1        $ 33.9
  Percent change            21%           14%       20%           14%

Return on average
  assets                  2.27%         2.34%     2.31%         2.28%
Return on average
  equity                 21.48%        21.86%    21.81%        21.47%
Ratio of earnings to
  fixed charges           2.06x         2.11x     2.11x         2.01x


See Note 8. of the Notes to Condensed Consolidated Financial
Statements for information on the results of the Company's business segments.

Factors that specifically affected the Company's operating results were as follows:


Finance Charges
                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Finance charges          $   507.2  $   445.2    $ 1,454.4  $ 1,327.0
  Amount change          $    62.0  $    17.7    $   127.4  $    52.8
  Percent change               14%         4%          10%         4%

Average net receivables  $18,420.2  $14,257.5    $17,099.1  $14,006.5
Yield                       10.96%     12.41%       11.36%     12.66%


Finance charges increased due to the following:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Increase in average
  net receivables        $117.4        $ 56.9    $ 259.2      $ 177.6
Decrease in yield         (55.4)        (39.2)    (136.2)      (124.8)
Increase in number of
  days                       -             -         4.4           -

Total                    $ 62.0        $ 17.7    $ 127.4      $  52.8


Average net receivables by type and changes in average net receivables when compared to the same periods for the previous year were as follows:

                                Three Months Ended September 30,
                                  2004                   2003
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Real estate loans         $14,149.2   $4,061.8   $10,087.4   $1,942.7
Non-real estate loans       2,985.5      112.3     2,873.2       31.3
Retail sales finance        1,285.5      (11.4)    1,296.9      (41.0)

Total                     $18,420.2   $4,162.7   $14,257.5   $1,933.0

Percent change                             29%                    16%

                                Nine Months Ended September 30,
                                  2004                   2003
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Real estate loans         $12,863.6   $3,053.8   $ 9,809.8   $1,941.5
Non-real estate loans       2,952.0       72.5     2,879.5       42.1
Retail sales finance        1,283.5      (33.7)    1,317.2      (49.9)

Total                     $17,099.1   $3,092.6   $14,006.5   $1,933.7

Percent change                             22%                    16%


The historically low interest rate environment contributed to the increase in originations of our real estate loans. Real estate loan production arising from WFI origination services also increased real estate loan originations by $4.1 billion during the last twelve months.

Yield by type and changes in yield in basis points (bp) when compared to the same periods for the previous year were as follows:

                                  Three Months Ended September 30,
                                     2004                2003
                               Yield     Change     Yield     Change

Real estate loans              8.50%    (114) bp    9.64%    (137) bp
Non-real estate loans         21.08      (17)      21.25      (14)
Retail sales finance          14.56       18       14.38      (17)

Total                         10.96     (145)      12.41     (138)


                                  Nine Months Ended September 30,
                                     2004                2003
                               Yield     Change     Yield     Change

Real estate loans              8.77%    (107) bp    9.84%    (141) bp
Non-real estate loans         21.26      (11)      21.37      (33)
Retail sales finance          14.52      (11)      14.63      (12)

Total                         11.36     (130)      12.66     (144)


Yield decreased for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 primarily due to a lower real estate loan yield resulting from the low interest rate environment and a higher proportion of average net receivables that are real estate loans.

Insurance Revenues

Insurance revenues were as follows:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Earned premiums          $ 43.7        $ 45.3    $132.6        $132.5
Commissions                 0.3           1.0       0.8           2.2

Total                    $ 44.0        $ 46.3    $133.4        $134.7

Amount change            $ (2.3)       $ (1.5)   $ (1.3)        $(6.7)
Percent change             (5)%          (3)%      (1)%          (5)%


Earned premiums decreased for the three months ended September 30, 2004 when compared to the same period in 2003 primarily due to lower credit life and credit accident and health premium volume in prior years.


Other Revenues

Other revenues were as follows:

                            Three Months Ended     Nine Months Ended
                               September 30,         September 30,
                             2004        2003       2004        2003
                                      (dollars in millions)

Service fee income from a
  non-subsidiary affiliate  $62.1        $12.4     $138.4      $ 13.5
Miscellaneous:
  Investment revenue         23.9         19.9       72.2        60.9
  Writedowns on real estate
    owned                    (2.6)        (2.0)      (7.4)       (6.1)
  Net (loss) gain on sales
    of real estate loans
    held for sale            (1.5)        21.4        6.5        74.3
  Net recovery on sales of
    real estate owned         0.9          0.6        2.0         2.1
  Net interest income on
    real estate loans held
    for sale                  0.2          4.4        0.7        13.6
  Other                       2.2          5.0        6.2         7.6

Total                       $85.2        $61.7     $218.6      $165.9

Amount change               $23.5        $41.8     $ 52.7      $ 99.8
Percent change                38%         210%        32%        151%


Other revenues increased for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 primarily due to higher service fee income from a non-subsidiary affiliate and investment revenue, partially offset by lower revenue on real estate loans held for sale. Effective July 1, 2003, WFI and AIG Federal Savings Bank, a non-subsidiary affiliate, entered into an agreement whereby for a fee, WFI provides marketing, certain origination processing services, loan servicing, and related services for the affiliate's origination and sale of non-conforming residential real estate loans. These WFI service activities have supplanted most of WFI's origination and sales activity.

Investment revenue was affected by the following:

                           Three Months Ended     Nine Months Ended
                              September 30,         September 30,
                           2004          2003     2004          2003
                                     (dollars in millions)

Average invested assets   $1,370.3    $1,306.2   $1,352.8    $1,298.6
Adjusted portfolio yield     6.60%       6.36%      6.86%       6.34%
Net realized gains
  (losses) on
  investments             $    0.5    $   (2.0)  $    0.3    $   (4.3)


Interest Expense

The impact of using interest rate swap agreements to fix floating-rate debt or float fixed-rate debt is included in interest expense and the related borrowing statistics below.

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Interest expense         $   167.5  $   132.3    $   452.1  $   412.1
  Amount change          $    35.2  $    (3.6)   $    40.0  $     0.4
  Percent change               27%       (3)%          10%         -%

Average borrowings       $16,992.7  $13,384.2    $15,787.8  $13,219.8
Borrowing cost               3.94%      3.94%        3.81%      4.15%


Interest expense increased (decreased) due to the following:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Increase in average
  borrowings             $ 36.3        $ 24.2    $ 79.9        $ 76.7
Decrease in borrowing
  cost                     (1.1)        (27.8)    (39.9)        (76.3)

Total                    $ 35.2        $ (3.6)   $ 40.0        $  0.4

Average borrowings by type and changes in average borrowings when compared to the same periods for the previous year were as follows:

                                Three Months Ended September 30,
                                  2004                   2003
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Long-term debt            $12,996.6   $3,331.9   $ 9,664.7   $2,557.9
Short-term debt             3,996.1      276.6     3,719.5     (532.0)

Total                     $16,992.7   $3,608.5   $13,384.2   $2,025.9

Percent change                             27%                    18%


                                Nine Months Ended September 30,
                                  2004                   2003
                           Amount      Change     Amount      Change
                                     (dollars in millions)

Long-term debt            $11,802.9   $2,373.0   $ 9,429.9   $2,580.9
Short-term debt             3,984.9      195.0     3,789.9     (507.1)

Total                     $15,787.8   $2,568.0   $13,219.8   $2,073.8

Percent change                             19%                    19%


AGFC issued $5.5 billion of long-term debt during the last twelve months. The proceeds of these long-term debt issuances were used to support finance receivable growth and to refinance maturing debt.

Borrowing cost by type and changes in borrowing cost in basis points when compared to the same periods for the previous year were as follows:

                                  Three Months Ended September 30,
                                    2004                 2003
                               Rate      Change     Rate      Change

Long-term debt                 4.30%     (16) bp    4.46%    (141) bp
Short-term debt                2.72       15        2.57      (40)

Total                          3.94        -        3.94      (84)


                                  Nine Months Ended September 30,
                                    2004                 2003
                               Rate      Change     Rate      Change

Long-term debt                 4.24%     (51) bp    4.75%    (135) bp
Short-term debt                2.56      (11)       2.67      (39)

Total                          3.81      (34)       4.15      (78)


Federal Reserve actions from 2001 through June 2003 created the lowest interest rate environment since the 1950s and resulted in lower long-term debt rates as new issuances were at substantially lower rates than long-term debt being refinanced. During 2004, the Federal Reserve raised the federal funds rate 75 basis points in three actions beginning in June 2004.

Operating Expenses

Operating expenses were as follows:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                      (dollars in millions)

Salaries and benefits    $120.5        $103.2    $366.7        $303.9
Other                      75.9          66.3     218.5         200.1

Total                    $196.4        $169.5    $585.2        $504.0

Amount change            $ 26.9        $ 30.1    $ 81.2        $ 81.1
Percent change              16%           22%       16%           19%

Operating expenses as a
  percentage of average
  net receivables         4.27%         4.76%     4.56%         4.80%


Operating expenses increased for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 primarily due to growth in WFI operations and higher salaries and benefits and advertising expenses. The increase in salaries and benefits reflected approximately 470 WFI employees hired during the last twelve months. The decrease in operating expenses as a percentage of average net receivables for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 reflected continued emphasis on controlling operating expenses and higher average net receivables, partially offset by growth in WFI operations. Approximately $36.5 million of the Company's operating expenses for the three months ended September 30, 2004 and $102.1 million of such expenses for the nine months ended September 30, 2004 were directly related to WFI operations, compared to $20.0 million for the three months ended September 30, 2003 and $55.2 million for the nine months ended September 30, 2003.


Provision for Finance Receivable Losses
                                                     At or for the
                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Provision for finance
  receivable losses      $ 69.1         $82.4    $193.6        $229.8
  Amount change          $(13.3)        $11.0    $(36.2)       $ 14.5
  Percent change          (16)%           15%     (16)%            7%

Net charge-offs          $ 69.1         $78.4    $203.6        $226.8
Charge-off ratio          1.51%         2.21%     1.61%         2.17%
Charge-off coverage       1.65x         1.49x     1.68x         1.54x

60 day+ delinquency                              $468.5        $545.6
Delinquency ratio                                 2.44%         3.64%

Allowance for finance
  receivable losses                              $456.0        $466.0
Allowance ratio                                   2.42%         3.19%

Net charge-offs by type and changes in net charge-offs when compared to the same periods for the previous year were as follows:

                                 Three Months Ended September 30,
                                   2004                   2003
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $17.8       $ 0.5      $17.3       $ 4.6
Non-real estate loans         42.6        (8.0)      50.6         3.2
Retail sales finance           8.7        (1.8)      10.5        (0.8)

Total                        $69.1       $(9.3)     $78.4       $ 7.0


                                 Nine Months Ended September 30,
                                   2004                   2003
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $ 46.9     $  1.9      $ 45.0      $ 7.2
Non-real estate loans         128.3      (19.8)      148.1        4.1
Retail sales finance           28.4       (5.3)       33.7        0.2

Total                        $203.6     $(23.2)     $226.8      $11.5


The decrease in net charge-offs for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 reflected lower non-real estate loan and retail sales finance net charge-offs primarily due to the improving economy. Real estate loan net charge-offs increased for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 primarily due to higher real estate loan average net receivables.

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same periods for the previous year were as follows:

                                  Three Months Ended September 30,
                                     2004                2003
                               Ratio     Change     Ratio     Change

Real estate loans              0.51%     (18) bp    0.69%       5  bp
Non-real estate loans          5.71     (133)       7.04       34
Retail sales finance           2.74      (48)       3.22      (18)

Total                          1.51      (70)       2.21      (14)


                                  Nine Months Ended September 30,
                                     2004                2003
                               Ratio     Change     Ratio     Change

Real estate loans              0.49%     (12) bp    0.61%      (4) bp
Non-real estate loans          5.80     (105)       6.85        9
Retail sales finance           2.95      (45)       3.40       14

Total                          1.61      (56)       2.17      (22)

The improvement in the charge-off ratios for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 was primarily due to the improving economy and a higher proportion of average net receivables that were real estate loans.

Delinquency by type and changes in delinquency when compared to the same period for the previous year were as follows:

                                          September 30,
                                   2004                   2003
                              Amount   Change        Amount   Change
                                      (dollars in millions)

Real estate loans            $280.2     $(52.2)     $332.4      $44.4
Non-real estate loans         154.6      (17.8)      172.4       (2.7)
Retail sales finance           33.7       (7.1)       40.8       (0.4)

Total                        $468.5     $(77.1)     $545.6      $41.3


Delinquency at September 30, 2004 was favorably impacted by the improving economy.

Delinquency ratios by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

                                          September 30,
                                     2004                2003
                               Ratio     Change     Ratio     Change

Real estate loans              1.94%    (126) bp    3.20%      (6) bp
Non-real estate loans          4.70      (74)       5.44        -
Retail sales finance           2.35      (48)       2.83       14

Total                          2.44     (120)       3.64       (7)


The delinquency ratio at September 30, 2004 decreased when compared to September 30, 2003 primarily due to the improving economy and a higher proportion of net finance receivables that were real estate loans.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The decrease in the allowance for finance receivable losses at September 30, 2004 when compared to September 30, 2003 was due to net decreases to the allowance for finance receivable losses through the provision for finance receivable losses during the period totaling $10.0 million. These decreases were in response to our lower levels of delinquency.

The allowance as a percentage of net finance receivables at September 30, 2004 decreased primarily due to improved net charge-off and delinquency statistics caused by the improving economy and a higher proportion of net finance receivables that were real estate loans.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), improved for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 due to lower net charge-offs.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Claims incurred          $22.3          $18.2    $63.8          $60.3
Change in benefit
  reserves                (1.0)          (0.8)    (3.4)          (7.3)

Total                    $21.3          $17.4    $60.4          $53.0

Amount change            $ 3.9          $(1.8)   $ 7.4          $(8.0)
Percent change             22%           (9)%      14%          (13)%


Claims incurred increased for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 primarily due to property losses in Florida associated with the recent hurricanes. The change in benefit reserves for the nine months ended September 30, 2003 reflected the release of benefit reserves resulting from the termination of a reinsurance agreement. In April 2003, we terminated a reinsurance agreement with a non-subsidiary affiliate and reversed $3.6 million of annuity reserve expense and annuity premiums that we previously recorded.


Provision for Income Taxes

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                          2004          2003      2004          2003
                                     (dollars in millions)

Provision for income
  taxes                  $ 67.2        $ 57.0    $188.2        $156.1
  Amount change          $ 10.2        $ 11.0    $ 32.1        $ 24.1
  Percent change            18%           24%       21%           18%

Pretax income            $182.1        $151.7    $515.0        $428.7
Effective income
  tax rate               36.88%        37.55%    36.55%        36.40%


Provision for income taxes increased for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 primarily due to higher pretax income.


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

The primary means by which we obtain fixed-rate debt is by issuing fixed-rate, long-term debt. To supplement fixed-rate debt issuances, AGFC also alters the nature of certain floating-rate funding by using interest rate swap agreements to create synthetic fixed-rate, long-term debt, thereby limiting our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 37% of our borrowings at September 30, 2004 compared to 41% at September 30, 2003. Adjustable-rate net finance receivables represented 21% of our net finance receivables at September 30, 2004 compared to 25% at September 30, 2003.



Item 4.  Controls and Procedures.


(a)  Evaluation of disclosure controls and procedures

     The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company's disclosure controls and procedures based on their evaluation of these controls and procedures as of September 30, 2004 are as follows:

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

     The Company's management, including its principal executive officer and principal financial officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter. Based on an evaluation of the disclosure controls and procedures as of September 30, 2004, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)  Changes in internal control over financial reporting

     There was no change in the Company's internal control over financial reporting during the three months ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                 AMERICAN GENERAL FINANCE, INC.
                                          (Registrant)


Date:  November 3, 2004          By  /s/ Donald R. Breivogel, Jr.
                                         Donald R. Breivogel, Jr.
                                     Senior Vice President and Chief
                                       Financial Officer
                                     (Duly Authorized Officer and
                                       Principal Financial Officer)

                             Exhibit Index


Exhibit

 (12)      Computation of Ratio of Earnings to Fixed Charges

 (31.1)    Rule 13a-14(a)/15d-14(a) Certifications

 (31.2)    Rule 13a-14(a)/15d-14(a) Certifications

 (32)      Section 1350 Certifications