Form 10-K
period 2004-12-31
AMERICAN GENERAL FINANCE INC
filed 2005-03-07
CIK 25600

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K


  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2004

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

At March 7, 2005, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                           TABLE OF CONTENTS

          Item                                                    Page

Part I     1.  Business . . . . . . . . . . . . . . . . . . . . . .  4

           2.  Properties . . . . . . . . . . . . . . . . . . . . . 17

           3.  Legal Proceedings  . . . . . . . . . . . . . . . . . 17

           4.  Submission of Matters to a Vote of Security
                 Holders  . . . . . . . . . . . . . . . . . . . . .  *

Part II    5.  Market for Registrant's Common Equity, Related
                 Stockholder Matters and Issuer Purchases of
                 Equity Securities  . . . . . . . . . . . . . . . . 18

           6.  Selected Financial Data  . . . . . . . . . . . . . . 18

           7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . 19

          7A.  Quantitative and Qualitative Disclosures About
                 Market Risk  . . . . . . . . . . . . . . . . . . . 51

           8.  Financial Statements and Supplementary Data  . . . . 51

           9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure . . . . . . **

          9A.  Controls and Procedures  . . . . . . . . . . . . . . 94

          9B.  Other Information  . . . . . . . . . . . . . . . .  ***

Part III  10.  Directors and Executive Officers of the Registrant .  *

          11.  Executive Compensation . . . . . . . . . . . . . . .  *

          12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . *

          13.  Certain Relationships and Related Transactions . . .  *

          14.  Principal Accountant Fees and Services . . . . . . . 95

Part IV   15.  Exhibits and Financial Statement Schedules . . . . . 96


* Items 4, 10, 11, 12, and 13 are not included, as the registrant meets the conditions set forth in General Instructions I(1)(a) and
    (b) of Form 10-K.

** Item 9 is not included, as no information was required by Item 304 of Regulation S-K.

*** Item 9B is not included because it is inapplicable.

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

The following reports are available free of charge on our Internet website www.agfinance.com as soon as reasonably practicable after we file them with or furnish them to the SEC:

     *  our 2004 Current Reports on Form 8-K;
     *  our 2004 Quarterly Reports on Form 10-Q; and
     *  this Annual Report on Form 10-K for the year ended December
        31, 2004.

The information on our website is not incorporated by reference into this report. The website addresses listed above are provided for the information of the reader and are not intended to be active links.

                                PART I

Item 1.  Business.

                                GENERAL

American General Finance, Inc. will be referred to as "AGFI" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". AGFI was incorporated in Indiana in 1974 to become the parent holding company of American General Finance Corporation (AGFC). AGFC was incorporated in Indiana in 1927 as successor to a business started in 1920. Since August 29, 2001, AGFI has been an indirect wholly owned subsidiary of American International Group, Inc. (AIG), a Delaware corporation. AIG is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities, financial services and asset management in the United States and abroad.

AGFI is a financial services holding company whose principal subsidiary is AGFC. AGFC is also an SEC registrant. AGFC is a financial services holding company with subsidiaries engaged primarily in the consumer finance and credit insurance businesses. We conduct the credit insurance business to supplement our consumer finance business through Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite), which are both wholly owned subsidiaries of AGFC.

Effective January 1, 2003, we acquired 100% of the common stock of Wilmington Finance, Inc. (WFI) in a purchase business combination. WFI provides services for the origination of non-conforming residential real estate loans for sale to investors.

At December 31, 2004, the Company had 1,444 branch offices in 45 states, Puerto Rico, and the U.S. Virgin Islands and approximately 9,100 employees. Our executive offices are located in Evansville, Indiana.


Selected Financial Information

Selected financial information of the Company was as follows:

                                       Years Ended December 31,
                                  2004           2003          2002
                                        (dollars in thousands)

Average net receivables        $17,658,922   $14,232,110   $12,409,908

Average borrowings             $16,300,928   $13,381,555   $11,471,189

Item 1.  Continued


                                                At or for the
                                           Years Ended December 31,
                                        2004         2003        2002

Yield - finance charges as a
  percentage of average net
  receivables                          11.20%       12.46%      13.85%

Borrowing cost - interest
  expense as a percentage
  of average borrowings                 3.90%        4.08%       4.88%

Interest spread - yield
  less borrowing cost                   7.30%        8.38%       8.97%

Operating expenses as a
  percentage of average
  net receivables                       4.43%        4.82%       4.52%

Allowance ratio - allowance for
  finance receivable losses as
  a percentage of net finance
  receivables                           2.26%        3.04%       3.34%

Charge-off ratio - net charge-offs
  as a percentage of the average
  of net finance receivables at
  the beginning of each month
  during the period                     1.60%        2.19%       2.41%

Charge-off coverage - allowance
  for finance receivable losses
  to net charge-offs                    1.63x        1.50x       1.56x

Delinquency ratio - gross finance
  receivables 60 days or more
  past due as a percentage
  of gross finance receivables          2.31%        3.28%       3.67%

Return on average assets                2.46%        2.27%       2.48%

Return on average equity               23.01%       21.33%      24.49%

Ratio of earnings to fixed charges
  (refer to Exhibit 12 for
  calculations)                         2.06x        2.02x       1.85x

Debt to tangible equity ratio -
  debt to equity less goodwill
  and accumulated other
  comprehensive income (loss)           8.98x        8.88x       8.66x

Debt to equity ratio                    7.99x        7.86x       8.16x

Item 1.  Continued


We have three business segments: branch, centralized real estate, and insurance. We define our segments by type of financial service product offered, nature of the production process, and method used to distribute our products and to provide our services, as well as our management reporting structure.

In prior years, we reported our centralized real estate business and our branch business in our consumer finance business segment. During 2004, we expanded our segment reporting to reflect our centralized real estate business as a separate segment. We also restated prior periods so that these prior periods are shown on a comparable basis to our new presentation.

Revenues, pretax income, and assets for our three business segments and consolidated totals were as follows:

                                           At or for the
                                      Years Ended December 31,
                                 2004          2003           2002
                                       (dollars in thousands)

Branch:
  Revenues                    $ 1,785,721   $ 1,779,442   $ 1,801,708
  Pretax income                   494,773       448,817       458,918
  Assets                       11,305,399    11,016,603    11,614,069

Centralized real estate:
  Revenues                    $   566,400   $   309,453   $    64,579
  Pretax income                   151,016        89,054         6,341
  Assets                        8,410,635     3,948,498     1,858,919

Insurance:
  Revenues                    $   199,160   $   197,961   $   202,113
  Pretax income                    91,323        96,914        84,436
  Assets                        1,472,399     1,389,527     1,320,844

Consolidated:
  Revenues                    $ 2,459,162   $ 2,190,106   $ 1,999,838
  Pretax income                   693,671       575,408       492,168
  Assets                       22,235,772    17,006,164    15,484,286


See Note 22. of the Notes to Consolidated Financial Statements in Item
8. for reconciliations of segment totals to consolidated financial statement amounts.


                        BRANCH BUSINESS SEGMENT

The branch business segment is the core of the Company's operations. Through its 1,444 branch offices and its centralized support operations, the 6,700 employees of the branch business segment serviced over 1.8 million real estate loans, non-real estate loans, and retail sales finance accounts totaling $11.7 billion at December 31, 2004. Many of our customers are described as non-conforming, non-prime, or subprime.

Item 1.  Continued


Structure and Responsibilities

Branch personnel are responsible for originating real estate loans and non-real estate loans, purchasing retail sales finance obligations from retail merchants, offering credit and non-credit insurance and ancillary products to the customers, and servicing these receivables. Branch Managers have numerous responsibilities including hiring and training the branch staff and supervising their work, establishing retail merchant relationships, identifying portfolio acquisition opportunities, maintaining finance receivable credit quality, and generating branch profitability.

To ensure profitability and growth in our branch operations, we continuously review the performance of our individual branches and the markets they serve. During 2004, we opened 45 branch offices and closed 4 branch offices.


Products and Services

Real estate loans are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are considered non-conforming. These loans may be closed-end accounts or open-end home equity lines of credit and may be fixed-rate or adjustable-rate products. The home equity lines of credit generally have a predetermined period during which the borrower may take advances. After this draw period, all advances outstanding under the line of credit convert to a fixed-term repayment period, generally over an agreed upon period between 15 and 30 years.

Non-real estate loans are secured by consumer goods, automobiles, or other personal property or are unsecured and generally have maximum original terms of 60 months.

We purchase retail sales contracts and provide revolving retail services arising from the retail sale of consumer goods and services by retail merchants. We also purchase private label receivables originated by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate, under a participation agreement. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail and private label are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the real property or personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail and private label are secured by the goods purchased and generally require minimum monthly payments based on outstanding balances. We refer to retail sales contracts, revolving retail, and private label collectively as "retail sales finance".

We offer credit life, credit accident and health, credit related property and casualty, credit involuntary unemployment, and non-credit insurance and ancillary products to all eligible branch customers. Affiliated as well as non-affiliated insurance and/or financial services companies issue these products which are described under "Insurance Business Segment".

Item 1.  Continued


Customer Development

The Company solicits customers through a variety of channels including direct mail, E-commerce and retail sales financing.

We solicit new prospects, as well as current and former customers, through a variety of direct mail offers. The Company's data warehouse is a central, proprietary source of information regarding current and former customers. We use this information to tailor offers to specific customer segments. In addition to internal data, the Company purchases prospect lists from major list vendors based on predetermined selection criteria. Types of direct mail solicitations include invitations to apply, guaranteed loan offers, and live checks which, if cashed by the customer, constitute non-real estate loans.

E-commerce has become another source of new customers. The Company's web site includes a brief, user-friendly credit application that is automatically routed to the branch office nearest the consumer upon completion. E-commerce relationships exist with a variety of search engines to drive prospects to the Company's website. The Company's web site also has a branch office locator feature so potential customers can quickly and easily find the branch office nearest to them and can contact branch personnel directly.

New customer relationships also begin through our alliances with approximately 20,000 retail merchants across the United States, Puerto Rico, and the U.S. Virgin Islands. After a customer takes advantage of the merchant's retail sales financing option, the Company purchases that retail sales finance obligation. We then contact the customer using various marketing methods to invite the customer to discuss his or her overall credit needs with our consumer lending specialists.
Any resulting loan may pay off the customer's retail sales finance obligation and consolidate his or her debts with other creditors.

Our consumer lending specialists, who, where required, are licensed to offer insurance and ancillary products, explain our credit and non-credit insurance and ancillary products to the customer. The customer then determines whether to purchase any of these products.

The Company's growth strategy is to supplement our solicitation of customers through direct mail, E-commerce, and retail sales financing activities with portfolio acquisitions. These acquisitions include real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders whose customers meet our credit quality standards and profitability objectives. A large amount of our portfolio acquisitions comes from sellers with whom we have previously done business. Our branch and field operations management also seek sources of potential portfolio acquisitions.

Item 1.  Continued


Account Servicing

Establishing and maintaining customer relationships is very important to us. Branch personnel are in frequent contact with our real estate loan and non-real estate loan customers through solicitation phone calls to assess customers' current financial situations to determine if they need additional funds. Centralized support operations personnel are in frequent contact with our retail sales finance customers through solicitation or collection calls. We view collection efforts as opportunities to help our customers solve their temporary financial problems and to maintain our customer relationships.

We do not modify existing accounts, except in certain bankruptcy situations. However, we may renew a delinquent account if the customer has sufficient income and it does not appear that the cause of past delinquency will affect the customer's ability to repay the new loan. We subject all renewals, whether the customer's account is current or delinquent, to the same credit risk underwriting process as we would a new application for credit.

We may allow a deferment, which is a partial payment that extends the term of an account. The partial payment amount is usually the greater of one-half of a regular monthly payment or the amount necessary to bring the interest on the account current. We limit a customer to two deferments in a rolling twelve-month period unless we determine that an exception is warranted and consistent with our credit risk policies.

To accommodate a customer's preferred monthly payment pattern, we may agree to a customer's request to change a payment due date on an account. We will not change an account's due date if the change will affect the thirty day plus delinquency status of the account at month end.

When two payments are past due on a real estate loan and it appears that foreclosure may be necessary, we inspect the property as part of assessing the costs, risks, and benefits associated with foreclosure. Generally, we begin foreclosure proceedings when the fourth monthly payment is past due. When foreclosure is completed and we have obtained title to the property, we obtain an unrelated party's valuation of the property, which is either a full appraisal or a real estate broker's or appraiser's estimate of the property's sale value without the benefit of a full interior and exterior appraisal and lacking sales comparisons. We reduce finance receivables by the amount of the real estate loan, establish a foreclosed real estate owned asset at lower of loan balance or 85% of the valuation, and charge off any loan amount in excess of that value to the allowance for finance receivable losses.

Branch and centralized support operations personnel charge-off non-real estate loans and retail sales finance obligations according to our policy. See Note 3. of the Notes to Consolidated Financial Statements in Item 8. for our charge-off policy. If recovery efforts are feasible, we transfer charged-off accounts to our centralized charge-off recovery operation for ultimate disposition.

Item 1.  Continued


See Note 22. of the Notes to Consolidated Financial Statements in Item
8. for further information on the Company's branch business segment.


               CENTRALIZED REAL ESTATE BUSINESS SEGMENT

The centralized real estate business segment performs originating and servicing activities for real estate loan customers that we obtain through distribution channels other than our branches. These distribution channels include mortgage brokers, correspondent relationships with mortgage lenders, and portfolio acquisitions from various types of mortgage lenders as well as direct lending to customers. This segment includes the originating and servicing operations of our WFI and MorEquity, Inc. (MorEquity) subsidiaries.
At December 31, 2004, the centralized real estate business segment had approximately 1,600 employees.


Structure and Responsibilities

Our mortgage origination subsidiaries have entered into agreements with AIG Bank whereby for fees these subsidiaries provide marketing, certain origination processing services, loan servicing, and related services for AIG Bank's origination and sale of non-conforming residential real estate loans. Our mortgage origination subsidiaries and AIG Bank originated a combined $10.6 billion of real estate loans during 2004 and $5.0 billion of real estate loans during 2003. We ultimately retained $4.5 billion of these real estate loans during 2004 and $1.9 billion of these real estate loans during 2003 and sold the remainder in the secondary mortgage market to third party investors. For accounting purposes, we report as originations any real estate loans we purchase from AIG Bank that were originated using our mortgage origination subsidiaries' services rather than reporting the transactions as portfolio acquisitions because the Company and AIG Bank share a common parent.


Products and Services

WFI originates non-conforming residential real estate loans, primarily through broker relationships (wholesale) and, to lesser extents, directly to consumers (retail) and through correspondent relationships and sells these loans to investors with servicing released to the purchaser. WFI had a national network of 19 wholesale, retail, and correspondent production and sales offices at December 31, 2004. During 2004, WFI originated real estate loans through approximately 5,000 brokers and sold them to more than 20 investors. WFI's investors include money center and regional banks, national finance companies, investment banks, and our affiliates.

Item 1.  Continued


MorEquity originates non-conforming residential real estate loans primarily through refinancings of its existing real estate loan customers and, to a lesser extent, through direct mail solicitations. MorEquity also services approximately 52,000 real estate loans totaling $8.4 billion at December 31, 2004 from a centralized location. These real estate loans were generated through:

     *  portfolio acquisitions from third party lenders;
     *  our mortgage origination subsidiaries;
     *  refinancing existing mortgages; or
     *  advances on home equity lines of credit.

See Note 22. of the Notes to Consolidated Financial Statements in Item
8. for further information on the Company's centralized real estate business segment.


                        CREDIT RISK MANAGEMENT

A risk in all consumer lending and retail sales financing transactions is the customer's unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced in a consumer's historical credit repayment record. An inability to repay usually results from lower income due to unemployment or underemployment, major medical expenses, or divorce. Occasionally, these types of events can be so economically severe that the customer files for bankruptcy. Because we evaluate credit applications with a view toward ability to repay, our customer's inability to repay occurs after our initial credit evaluation and funding of an outstanding finance receivable.

In our branch business segment, we use credit risk scoring models at the time of credit application to assess our risk of the applicant's unwillingness or inability to repay. We develop these models using numerous factors, including past customer credit repayment experience, and periodically revalidate them based on recent portfolio performance. We use different credit risk scoring models for different types of loan and retail sales finance products. We extend credit to those customers who fit our risk guidelines as determined by these models and, in some cases, manual underwriting. Price and size of the loan or retail sales finance transaction are in relation to the estimated credit risk assumed.

In our centralized real estate business segment, AIG Bank originates real estate loans according to established underwriting criteria and, for those loans retained by the Company, we individually review the real estate loans as part of our due diligence.

Item 1.  Continued


                         OPERATIONAL CONTROLS

We control and monitor our branch and centralized real estate business segments through a variety of methods including the following:

     * Our operational policies and procedures standardize various aspects of lending, collections, and business development processes.
     * Our branch finance receivable systems control amounts, rates, terms, and fees of our customers' accounts; create loan documents specific to the state in which the branch operates; and control cash receipts and disbursements.
     * Our headquarters accounting personnel reconcile bank accounts, investigate discrepancies, and resolve differences.
     * Our credit risk management system reports are used by various personnel to compare branch lending and collection activities with predetermined parameters.
     * Our executive information system is available to headquarters and field operations management to review the status of activity through the close of business of the prior day.
     * Our branch field operations management structure is designed to control a large, decentralized organization with each succeeding level staffed with more experienced personnel.
     * Our field operations compensation plan aligns the operating activities and goals with corporate strategies by basing the incentive portion of field personnel compensation on profitability and credit quality.
     * Our internal audit department audits for operational policy and procedure and state law and regulation compliance. Internal audit reports directly to AIG to enhance independence.


                         CENTRALIZED SUPPORT

We continually seek to identify functions that could be more cost-effective if centralized, thereby reducing costs and freeing our lending specialists to concentrate on providing service to our customers. Our centralized operational functions include the following:

     *  customer solicitations;
     *  payment processing;
     *  real estate loan approvals;
     *  real estate owned processing;
     *  collateral protection insurance tracking;
     *  retail sales finance approvals;
     *  revolving retail and private label collections;
     *  revolving retail and private label processing;
     *  merchant services; and
     *  charge-off recovery operations.

Item 1.  Continued


                           SOURCES OF FUNDS

We fund our branch and centralized real estate business segments principally through cash flows from operations, public and private capital markets borrowings, and capital contributions from our parent. Our ability to access capital is dependent upon internal and external factors including our ability to maintain adequately strong operating performance and debt credit ratings and the overall condition of the capital markets. Our principal funding sources through the capital markets include:

     *  issuances of long-term debt in domestic and foreign markets;
     *  short-term borrowings in the commercial paper market;
     *  borrowings from banks under credit facilities; and
     *  securitizations.


                       INSURANCE BUSINESS SEGMENT

The insurance business segment markets its products to all eligible branch customers. Cash generated from operations is invested in investment securities, commercial mortgage loans, investment real estate, and policy loans and is also used to pay dividends. At December 31, 2004, the insurance business segment had $3.0 billion of credit life insurance and $2.7 billion of non-credit life insurance in force covering approximately 892,000 customer accounts and also had $1.4 billion of investments.


Structure and Responsibilities

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

The 100 employees of the insurance business segment have numerous responsibilities relating to the underwriting, compliance, and service activities for the insurance companies and provide services to the branch and centralized real estate business segments.


Products and Services

Our credit life insurance policies insure the life of the borrower in an amount typically equal to the unpaid balance of the finance receivable and provide for payment in full to the lender of the finance receivable in the event of the borrower's death. Our credit accident and health insurance policies provide, to the lender, payment of the installments on the finance receivable coming due during a period of the borrower's disability due to illness or injury. Our credit-related property and casualty insurance policies are written to protect the lender's interest in property pledged as collateral for

Item 1.  Continued


the finance receivable. Our credit involuntary unemployment insurance policies provide, to the lender, payment of the installments on the finance receivable coming due during a period of the borrower's involuntary unemployment. The borrower's purchase of credit life, credit accident and health, credit-related property and casualty, or credit involuntary unemployment insurance is voluntary with the exception of lender-placed property damage coverage for property pledged as collateral. In these instances, our branch or centralized real estate business segment personnel obtain property damage coverage through Yosemite either on a direct or reinsured basis under the terms of the lending agreement if the borrower does not provide evidence of coverage with another insurance carrier. Non-credit insurance policies are primarily traditional life level term policies. The purchase of this coverage is voluntary.

The ancillary products we offer are home security and auto security membership plans and home warranty service contracts. These products are generally not considered to be insurance policies. Our insurance business segment has no risk of loss on these products. The unaffiliated companies providing these membership plans and service contracts are responsible for any required reimbursement to the customer on these products.

Customers usually either finance premiums for insurance products and contract fees for ancillary products as part of the finance receivable or pay the premiums monthly with their finance receivable payment, but they may pay the premiums and contract fees in cash to the insurer.
We do not offer single premium credit insurance products to our real estate loan customers.


Reinsurance

Merit and Yosemite have entered into reinsurance agreements with other insurance companies, including certain affiliated companies, for reinsurance of various non-credit life, individual annuity, group annuity, credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance where our insurance subsidiaries reinsure the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. At December 31, 2004, reserves on the books of Merit and Yosemite for these reinsurance agreements totaled $86.0 million.


Investments

We invest cash generated by our insurance business segment primarily in bonds. We invest in, but are not limited to, the following:

     *  bonds;
     *  commercial mortgage loans;
     *  short-term investments;
     *  limited partnerships;
     *  preferred stock;
     *  investment real estate;
     *  policy loans; and
     *  common stock.

Item 1.  Continued


AIG subsidiaries manage substantially all of our insurance business segment's investments on our behalf.

See Note 22. of the Notes to Consolidated Financial Statements in Item
8. for further information on the Company's insurance business segment.


                             REGULATION

Branch and Centralized Real Estate

The Company's branch and centralized real estate business segments are subject to various state and federal laws and regulations. Applicable federal laws include:

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

In many states, federal law preempts state law restrictions on interest rates and points and fees for first lien residential mortgage loans. The federal Alternative Mortgage Transactions Parity Act preempts certain state law restrictions on variable rate loans in many states. The Company makes residential mortgage loans under the provisions of these and other federal laws. The Company is also subject to federal laws governing practices and disclosures when dealing with consumer or customer information.

Various state laws also regulate our branch and centralized real estate segments. The degree and nature of such regulation vary from state to state. The laws under which a substantial amount of our business is conducted generally:

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

Item 1.  Continued


of these laws may restrict other business activities or business dealings of affiliates of the Company under certain conditions.


Insurance

State authorities regulate and supervise our insurance business segment. The extent of such regulation varies by product and by state, but relates primarily to the following:

     *  licensing;
     *  conduct of business;
     *  periodic examination of the affairs of insurers;
     *  form and content of required financial reports;
     *  standards of solvency;
     * limitations on dividend payments and other related party transactions;
     *  types of products offered;
     *  approval of policy forms and premium rates;
     *  permissible investments;
     *  deposits of securities for the benefit of policyholders;
     * reserve requirements for unearned premiums, losses, and other purposes; and
     *  claims processing.

The states in which we operate regulate credit insurance premium rates and premium refund calculations.


                              COMPETITION

Branch and Centralized Real Estate

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


Insurance

Our insurance business segment supplements our branch business segment. We believe that our insurance companies' abilities to market insurance products through our distribution systems provide a competitive advantage.

Item 2.  Properties.


We generally conduct branch office operations, branch office administration, other operations, and operational support in leased premises. Lease terms generally range from three to five years.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. AGFC subsidiaries own two branch offices in Riverside and Barstow, California, two branch offices in Hato Rey and Isabela, Puerto Rico, and eight buildings in Evansville, Indiana. These buildings primarily include certain of our administrative offices, our centralized services and support operations facilities, and one of our branch offices. Merit owns an office building in Houston, Texas that is leased to third parties and affiliates and also owns a consumer finance branch office in Terre Haute, Indiana that is leased to an AGFC subsidiary.



Item 3.  Legal Proceedings.


Satellite Dish Operations Bankruptcy

In August 1999, a subsidiary of the Company, A.G. Financial Service Center, Inc. (Financial Service Center) filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code. The decision to reorganize was necessitated by the judgment rendered against Financial Service Center by a Mississippi state court in May 1999 in the amount of $167 million. The filing for reorganization under Chapter 11 was limited to Financial Service Center.

The plan of reorganization was confirmed by the bankruptcy court in February 2001, distributions under the plan were substantially completed, and in September 2003 the court closed the case. Certain creditors appealed the 2001 confirmation of the plan. In January 2005, the United States Court of Appeals for the Seventh Circuit affirmed the confirmation of the plan of reorganization. We do not expect any further appeal.


Other

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

                                PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.


No trading market exists for AGFI's common stock. AGFI is an indirect wholly owned subsidiary of AIG. AGFI paid the following cash dividends on its common stock:

Quarter Ended                2004          2003
                           (dollars in thousands)

March 31                   $ 24,000      $    895
June 30                        -           99,322
September 30                 29,998        67,002
December 31                    -           15,895

Total                      $ 53,998      $183,114


See Management's Discussion and Analysis in Item 7., and Note 17. of the Notes to Consolidated Financial Statements in Item 8., regarding limitations on the ability of AGFI and its subsidiaries to pay dividends.



Item 6.  Selected Financial Data.


You should read the following selected financial data in conjunction with the consolidated financial statements and related notes in Item
8. and Management's Discussion and Analysis in Item 7.

                           At or for the Years Ended December 31,
                  2004          2003         2002        2001         2000
                                   (dollars in thousands)

Total revenues $ 2,459,162  $ 2,190,106  $ 1,999,838  $ 1,998,498 $ 1,909,916

Net income (a)     478,054      366,103      346,826      228,257     207,938

Total assets    22,235,772   17,006,164   15,484,286   13,531,654  13,408,395

Long-term debt  14,679,501   10,862,218    9,566,256    6,301,433   5,670,670


(a) Per share information is not included because all of AGFI's common stock is indirectly owned by AIG.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


You should read Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and related notes in Item 8. With this discussion and analysis, we intend to enhance the reader's understanding of our consolidated financial statements in general and more specifically our liquidity and capital resources, our asset quality, and the results of our operations.

An index to our discussion and analysis follows:

     Topic                                                 Page

     Forward Looking Statements                              20

     Overview                                                21

     Basis of Reporting                                      21

     2004 Highlights                                         22

     2005 Outlook                                            22

     Critical Accounting Policies                            23

     Off-Balance Sheet Arrangements                          25

     Capital Resources                                       26

     Liquidity                                               27

     Finance Receivables                                     31

     Real Estate Owned                                       34

     Investments                                             35

     Asset/Liability Management                              35

     Net Income                                              36

     Finance Charges                                         38

     Insurance Revenues                                      40

     Other Revenues                                          41

     Interest Expense                                        42

     Operating Expenses                                      44

     Provision for Finance Receivable Losses                 45

     Insurance Losses and Loss Adjustment Expenses           48

     Provision for Income Taxes                              49

     Regulation                                              50

     Taxation                                                50

Item 7.  Continued


                      FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and our other publicly available documents may include, and the Company's officers and representatives may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, financial results and reserves. The Company's actual results and financial condition may differ from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, which could cause the Company's actual results to differ, possibly materially, include, but are not limited to, the following:

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

We also direct readers to other risks and uncertainties discussed in other documents we file with the SEC. We are under no obligation to (and expressly disclaim any such obligation to) update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

Item 7.  Continued


                               OVERVIEW

Our branch and centralized real estate business segments borrow money at wholesale prices and lend money at retail prices. Our branch business segment also offers credit and non-credit insurance and ancillary products to eligible customers. Our insurance business segment writes and reinsures credit and non-credit insurance products for eligible customers of our branch business segment and invests premiums received in various investments.


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

At December 31, 2004, 89% of our assets were net finance receivables less allowance for finance receivable losses. Our finance charge revenue is a function of the amount of average net receivables and the yield on those average net receivables. GAAP requires that we recognize finance charges as revenue on the accrual basis using the interest method. The only areas of discretion we have are amortizing unearned points and fees and deferred origination costs over the lesser of the contractual or the estimated life based on prepayment experience and determining the point of suspension of the accrual of finance charge revenue.

At December 31, 2004, 96% of our liabilities were debt issued primarily to support our net finance receivables. Our interest expense is a function of the amount of average borrowings and the borrowing cost on those average borrowings. GAAP requires that we recognize interest on borrowings as expense on the accrual basis using the interest method. Interest expense includes the effect of our swap agreements.

Our insurance revenues consist primarily of insurance premiums resulting from our branch customers purchasing various credit and non-credit insurance policies. Insurance premium revenue is a function of the premium amounts and policy terms. GAAP dictates the methods of insurance premium revenue recognition.

We invest cash generated by our insurance business segment primarily in investment securities, which were 6% of our assets at December 31, 2004, and to a lesser extent in commercial mortgage loans, investment real estate, and policy loans, which we include in other assets. We report the resulting investment revenue in other revenue. GAAP requires that we recognize interest on these investments as revenue on the accrual basis using the interest method. The only areas of discretion we have are determining the classification of the investment, the point of suspension of the accrual of this investment revenue, and when we consider the investment security's decline in fair value to be other than temporary and reduce it to its fair value.

Item 7.  Continued


Our other revenue includes service fees we charge for marketing, certain origination processing services, and loan servicing of real estate loans under our agreements with AIG Federal Savings Bank (AIG
Bank). As required by GAAP, we recognize these fees as revenue when we perform the services. Other revenue also includes net gain on sale of real estate loans held for sale and net interest income on real estate loans held for sale. GAAP requires that we recognize the difference between the sales price we receive when we sell a real estate loan held for sale and our investment in that loan as a gain or loss at the time of sale. GAAP also requires that we recognize interest as revenue on the accrual basis using the interest method during the periods we hold real estate loans held for sale. The only discretion we have is determining the point of suspension of the accrual of this interest revenue.


                            2004 HIGHLIGHTS

During 2004, net finance receivables increased $4.9 billion, or 32%, to $20.2 billion at December 31, 2004. The historically low interest rate environment in the first half of the year contributed to continued significant mortgage refinancing activity. Real estate loans increased $4.7 billion, or 43%, in 2004. Aided by an improving economy, we also experienced an improvement in our finance receivable credit quality. Our charge-off ratio improved to 1.60% for 2004 compared to 2.19% for 2003. Our delinquency ratio improved to 2.31% at December 31, 2004 from 3.28% at December 31, 2003. AGFC issued $5.7 billion of long-term debt during 2004 to support finance receivable growth and replace maturing long-term debt. During second quarter 2004, we expanded our investor base by completing our first Euro-denominated debt issuances to European investors. Then in third quarter 2004, we completed our first Sterling-denominated debt issuance to United Kingdom investors.


                             2005 OUTLOOK

We enter 2005 with net charge-offs and delinquency that are below or within our targeted ranges. The Federal Reserve raised interest rates five times during 2004 totaling 125 basis points, and we expect additional increases during 2005. These increases will raise our finance receivable yield as our adjustable-rate finance receivables reprice to these market rates over time and as we generate new business at higher rates. Our borrowing cost on our debt will also increase as our floating-rate debt reprices to higher market rates and we issue new fixed-rate long-term debt at rates above our current long-term debt portfolio rates. We anticipate interest margin compression along with rising market interest rates, but expect finance receivable growth at higher rates to mitigate most of the net income effect. We also anticipate that the higher interest rate environment will favorably impact our real estate loan liquidations that had increased during the last several years. Investment revenue from our investment securities portfolio should also increase.

Item 7.  Continued


                     CRITICAL ACCOUNTING POLICIES

We consider our most critical accounting policy to be the establishment of an adequate allowance for finance receivable losses. Our finance receivable portfolio consists of $20.2 billion of net finance receivables due from approximately 1.9 million customer accounts. These accounts were originated or purchased and are serviced by our branch or centralized real estate business segments.

To manage our exposure to credit losses, we use credit risk scoring models for finance receivables that we originate through our branch business segment. In our centralized real estate business segment, AIG Bank originates real estate loans according to established underwriting criteria and we individually review the portion of these real estate loans that are retained by the Company as part of our due diligence. We also perform due diligence investigations for finance receivables that we purchase. We utilize standard collection procedures supplemented with data processing systems to aid branch, centralized support operations, and centralized real estate personnel in their finance receivable collection processes.

Despite our efforts to avoid losses on our finance receivables, personal circumstances and national, regional, and local economic situations affect our customers' abilities to repay their obligations. Personal circumstances include lower income due to unemployment or underemployment, major medical expenses, and divorce. Occasionally, these types of events can be so economically severe that the customer files for bankruptcy.

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

Item 7.  Continued


Our Credit Strategy and Policy Committee uses several ratios to aid in the process of evaluating prior finance receivable loss and delinquency experience. Each ratio is useful, but each has its limitations. These ratios include:

     * Delinquency ratio - gross finance receivables 60 days or more past due (customer has not made 3 or more contractual payments) as a percentage of gross finance receivables.
     * Allowance ratio - allowance for finance receivable losses as a percentage of net finance receivables.
     * Charge-off ratio - net charge-offs as a percentage of the average of net finance receivables at the beginning of each month during the period.
     * Charge-off coverage - allowance for finance receivable losses to net charge-offs.

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

We calculate migration analysis using three different scenarios based on varying assumptions to evaluate a range of possible outcomes. We aggregate the results of our analysis for all segments of the Company's portfolio to arrive at an estimate of future finance receivable losses for the finance receivables existing at the time of analysis. We adjust the amounts determined by migration analysis for management's best estimate of the effects of current economic conditions, including the levels of unemployment and personal bankruptcies, on the amounts determined from historical loss and delinquency experience.

Item 7.  Continued


If we had chosen to establish the allowance for finance receivable losses at the highest and lowest levels produced by the various migration analysis scenarios, our allowance for finance receivable losses at December 31, 2004 and 2003 and provision for finance receivable losses and net income for 2004 and 2003 would have changed as follows:

                                               At or for the
                                          Years Ended December 31,
                                           2004              2003
                                            (dollars in millions)
Highest level:
  Increase in allowance for finance
    receivable losses                    $ 13.0              $ 30.1
  Increase in provision for finance
    receivable losses                      13.0                30.1
  Decrease in net income                   (8.4)              (19.6)

Lowest level:
  Decrease in allowance for finance
    receivable losses                    $(98.8)             $(67.4)
  Decrease in provision for finance
    receivable losses                     (98.8)              (67.4)
  Increase in net income                   64.2                43.8


The Credit Strategy and Policy Committee exercises its judgment, based on quantitative analyses, qualitative factors, and each committee member's experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. If its review concludes that an adjustment is necessary, we charge or credit this adjustment to expense through the provision for finance receivable losses. We consider this estimate to be a critical accounting estimate that affects the net income of the Company in total and the pretax operating income of our branch and centralized real estate business segments. We document the adequacy of the allowance for finance receivable losses, the analysis of the trends in credit quality, and the current economic conditions considered by the Credit Strategy and Policy Committee to support its conclusions. See Provision for Finance Receivable Losses for further information on the allowance for finance receivable losses.


                    OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements as defined by SEC rules.

Item 7.  Continued


                   CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital varies primarily with the amount of net finance receivables. The mix of debt and equity is based primarily upon maintaining leverage that supports cost-effective funding.

                                             December 31,
                                       2004                2003
                                  Amount  Percent     Amount  Percent
                                         (dollars in millions)

Long-term debt                   $14,679.5     69%   $10,862.2     67%
Short-term debt                    4,299.1     20      3,467.1     22

Total debt                        18,978.6     89     14,329.3     89
Equity                             2,376.2     11      1,823.8     11

Total capital                    $21,354.8    100%   $16,153.1    100%

Net finance receivables          $20,167.9           $15,308.0
Debt to equity ratio                 7.99x               7.86x
Debt to tangible equity ratio        8.98x               8.88x


Reconciliations of equity to tangible equity were as follows:

                                               December 31,
                                            2004          2003
                                          (dollars in millions)

Equity                                    $2,376.2      $1,823.8
Goodwill                                    (224.7)       (224.7)
Accumulated other comprehensive
  (income) loss                              (37.4)         14.9

Tangible equity                           $2,114.1      $1,614.0


We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains most of our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years. AGFC and AGFI obtain floating-rate funding through sales and refinancing of commercial paper and through issuances of long-term, floating-rate debt. We sell commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other accredited investors. At December 31, 2004, short-term debt included $3.7 billion of commercial paper. AGFC also sells extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At December 31, 2004, short-term debt included $552.9 million of extendible commercial notes.

Item 7.  Continued


We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 2004, credit facilities totaled $3.5 billion with remaining availability of $3.4 billion. A total of $3.3 billion of these credit facilities are committed lending agreements and include $1.8 billion of 364-day facilities and a $1.5 billion multi-year facility. See Note 11. of the Notes to Consolidated Financial Statements in Item 8. for additional information on credit facilities.

Our larger committed credit facilities at December 31, 2004 expire as follows:

                           Committed Credit Facilities
                              (dollars in millions)

July 2005 (a)                       $1,750.0
July 2007                            1,500.0

Total                               $3,250.0


(a) The agreement includes a provision that allows us to extend the maturity of any borrowings for one year past facility expiration.

We expect to replace or extend these credit facilities on or prior to their expiration.

AGFI has historically paid dividends to (or received capital contributions from) its parent to manage our leverage of debt to tangible equity to a targeted amount, which is currently 9.0 to 1. During third quarter 2004, AGFI executed a long-term, prepayable bank loan that requires AGFI to maintain at least $1.3 billion in tangible equity. AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries, primarily AGFC. Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay. Under the most restrictive provision contained in these agreements, $1.3 billion of AGFC's retained earnings was free from restriction at December 31, 2004.


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

Item 7.  Continued


We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable operational requirements and financial obligations. The principal factors that could decrease our sources of liquidity are delinquent payments from our customers and an inability to access capital markets. The principal factors that could increase our cash needs are significant increases in net originations and purchases of finance receivables. We intend to mitigate liquidity risk by continuing to operate the Company utilizing the following existing strategies:

     * maintain a finance receivable portfolio comprised mostly of real estate loans, which generally represent a lower risk of customer non-payment;
     * originate and monitor finance receivables with our credit risk management system;
     * maintain an investment securities portfolio of predominantly investment grade, liquid securities; and
     *  maintain a capital structure appropriate to our asset base.

Principal sources and uses of cash were as follows:

                                          Years Ended December 31,
                                        2004        2003        2002
                                           (dollars in millions)
Principal sources of cash:
  Net issuances of debt               $4,445.3    $1,382.2    $1,766.1
  Operations                             787.4       817.3       568.8
  Capital contributions                   75.0          -         33.0

  Total                               $5,307.7    $2,199.5    $2,367.9


Principal uses of cash:
  Net originations and purchases
    of finance receivables            $5,128.8    $1,837.4    $1,885.3
  Dividends paid                          54.0       183.1       147.0

  Total                               $5,182.8    $2,020.5    $2,032.3


Net originations and purchases of finance receivables and net issuances of debt increased in 2004 primarily due to increases in our centralized real estate loan production.

Net cash from operations increased in 2003 primarily due to net sales of real estate loans held for sale, higher finance charges, lower interest expense, and routine operating activities. Net issuances of debt decreased in 2003 in response to the increase in net cash from operations.

Dividends paid, less capital contributions received, reflect net income retained by AGFI to maintain equity and total debt at our current leverage target of 9.0 to 1 for debt to tangible equity.

Item 7.  Continued


At December 31, 2004, material contractual obligations were as follows:

                        Less than   From 1-3   From 4-5    Over 5
                         1 year      years      years      years      Total
                                        (dollars in millions)

Debt (a):
  Long-term debt        $ 1,548.8  $ 5,361.2  $ 2,897.8  $ 4,871.7  $14,679.5
  Short-term debt         4,299.1         -          -          -     4,299.1
Operating leases (b)         51.0       70.2       29.2        9.1      159.5

Total                   $ 5,898.9  $ 5,431.4  $ 2,927.0  $ 4,880.8  $19,138.1


(a) With consistent execution of our business strategies, we expect to refinance maturities of our debt in the capital markets. Any adverse changes in our operating performance or credit ratings could limit our access to capital markets to accomplish these refinancings.

(b) Operating leases represent annual rental commitments for leased office space, automobiles, and data processing and related equipment.

AGFC anticipates issuing approximately $4 billion to $5 billion of long-term debt during 2005, including refinancings of $1.5 billion of maturing long-term debt. The actual amount of debt issuances will depend on economic and market conditions, receivable growth, and acquisition opportunities. We anticipate that these debt issuances will occur primarily in the domestic capital markets as public long-term debt and in the international capital markets we began accessing in 2004.

To further diversify its funding sources, AGFC completed its first foreign currency denominated debt issuances during 2004 as follows:

     * In second quarter 2004, AGFC completed two concurrent issues totaling 1.0 billion Euro ($1.2 billion) in principal amount sold to European investors.
     * In third quarter 2004, AGFC issued 350 million pounds Sterling ($622 million) in principal amount sold to United Kingdom investors.

In each case, we executed financial derivative transactions with a non-subsidiary affiliate to effectively convert the related foreign currency exposure into U.S. dollars.

In second quarter 2003, AGFC began issuing long-term debt under a retail note program. These senior, unsecured notes are sold by brokers to individual investors for a minimum investment of $1,000 in increments of $1,000.

Also in second quarter 2003, a consolidated special purpose subsidiary of AGFI purchased $266.8 million of real estate loans from seven subsidiaries of AGFC. The AGFI subsidiary securitized $259.0 million of these real estate loans and recorded $256.4 million of debt issued

Item 7.  Continued


by the trust that purchased these real estate loans. We recorded this transaction as an "on balance sheet" secured financing.

Management believes that consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets to issue our commercial paper and long-term debt. We have implemented programs and operating guidelines to ensure adequate liquidity, to mitigate the impact of any inability to access capital markets, and to provide contingent funding sources. These programs and guidelines include the following:

     * We manage our commercial paper as a percentage of total debt. At December 31, 2004 that percentage was 19% compared to 20% at December 31, 2003.
     * We spread commercial paper maturities throughout upcoming weeks and months.
     * We limit the amount of our commercial paper that can be held by any one investor.
     * We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 2004, we had $3.3 billion of committed bank credit facilities.
     * To access the domestic long-term debt markets, we had $5.9 billion of long-term debt securities registered under the Securities Act of 1933 as of December 31, 2004. We could issue these securities as traditional public term debt, retail notes, or equity index-linked notes, among other forms.
     * We have established AGFC as an issuer in the international capital markets with our 2004 Euro and Sterling debt offerings described previously.
     * We have the ability to sell, on a whole loan basis, or securitize a portion of our finance receivables to provide additional sources of liquidity for needs potentially not met through other funding sources.
     * Collections from our finance receivable portfolio are also a source of funds. We collected principal payments on our finance receivables totaling $7.5 billion in 2004, $7.1 billion in 2003, and $6.3 billion during 2002. We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables during these periods, but such funds could be made available for other uses, if necessary.
     * We have the ability to sell a portion of our insurance subsidiaries' investment securities and dividend, subject to certain limits, cash from the securities sales.

Item 7.  Continued


                   ANALYSIS OF FINANCIAL CONDITION

Finance Receivables

Amount, number, and average size of net finance receivables originated and renewed and purchased by type were as follows:

                                       Years Ended December 31,
                               2004              2003              2002
                         Amount   Percent  Amount   Percent  Amount   Percent

Originated and renewed

Amount (in millions):
  Real estate loans      $  7,934.1   63%  $  4,829.4   52%  $  2,572.7   37%
  Non-real estate loans     3,102.6   24      2,826.4   31      2,742.6   39
  Retail sales finance      1,624.3   13      1,611.0   17      1,642.3   24

  Total                  $ 12,661.0  100%  $  9,266.8  100%  $  6,957.6  100%

Number:
  Real estate loans          93,141    6%      73,427    5%      59,757    4%
  Non-real estate loans     812,339   49      774,464   48      766,582   46
  Retail sales finance      739,640   45      764,612   47      824,162   50

  Total                   1,645,120  100%   1,612,503  100%   1,650,501  100%

Average size (to nearest
  dollar):
    Real estate loans       $85,184           $65,771           $43,053
    Non-real estate loans     3,819             3,649             3,578
    Retail sales finance      2,196             2,107             1,993


Purchased

Amount (in millions):
  Real estate loans      $  1,239.1   96%  $    837.0   96%  $  2,355.2   92%
  Non-real estate loans        14.5    1          3.0    -        125.0    5
  Retail sales finance         36.3    3         30.5    4         84.0    3

  Total                  $  1,289.9  100%  $    870.5  100%  $  2,564.2  100%

Number:
  Real estate loans           7,372   42%      10,620   44%      39,158   38%
  Non-real estate loans       1,999   11        1,735    7       35,222   34
  Retail sales finance        8,435   47       11,926   49       28,176   28

  Total                      17,806  100%      24,281  100%     102,556  100%

Average size (to nearest
  dollar):
    Real estate loans      $168,078           $78,810           $60,146
    Non-real estate loans     7,258             1,759             3,548
    Retail sales finance      4,301             2,555             2,983


We had no sales in 2004, 2003, or 2002.

Item 7.  Continued


Amount, number, and average size of total net finance receivables originated, renewed, and purchased by type were as follows:

                                       Years Ended December 31,
                               2004              2003              2002
                         Amount   Percent  Amount   Percent  Amount   Percent

Originated, renewed,
  and purchased

Amount (in millions):
  Real estate loans      $  9,173.2   66%  $  5,666.4   56%  $  4,927.9   52%
  Non-real estate loans     3,117.1   22      2,829.4   28      2,867.6   30
  Retail sales finance      1,660.6   12      1,641.5   16      1,726.3   18

  Total                  $ 13,950.9  100%  $ 10,137.3  100%  $  9,521.8  100%

Number:
  Real estate loans         100,513    6%      84,047    5%      98,915    6%
  Non-real estate loans     814,338   49      776,199   47      801,804   46
  Retail sales finance      748,075   45      776,538   48      852,338   48

  Total                   1,662,926  100%   1,636,784  100%   1,753,057  100%

Average size (to nearest
  dollar):
    Real estate loans       $91,264           $67,419           $49,820
    Non-real estate loans     3,828             3,645             3,576
    Retail sales finance      2,220             2,114             2,025


Amount of purchased as a percentage of total originated, renewed, and purchased was as follows:

                                          Years Ended December 31,
                                        2004        2003        2002

Real estate loans                         14%         15%          48%
Non-real estate loans                      -           -            4
Retail sales finance                       2           2            5

Total                                      9%          9%          27%


During the first half of 2004, the lowest interest rate environment since the 1950s contributed to significant increases in originations and liquidations of our real estate loans. Our centralized real estate business segment produced $4.5 billion of our real estate loan originations during the year. These real estate loan originations increased the average size of our real estate loans originated in 2004. Real estate loan purchases and average size of real estate loans purchased also increased in 2004 primarily due to correspondent relationships we have established.

Item 7.  Continued


In 2003, the low interest rate environment contributed to increases in both originations and liquidations of our real estate loans. Our centralized real estate loan production of $1.9 billion also increased our real estate loan originations as well as the average size of real estate loans originated in 2003. We reduced real estate loan acquisitions in 2003 because premiums on portfolios of real estate loans produced by third party originators and required by sellers reached levels unacceptable to us.

Amount, number, and average size of net finance receivables by type were as follows:

                                             December 31,
                               2004              2003              2002
                         Amount   Percent  Amount   Percent  Amount   Percent

Net finance receivables

Amount (in millions):
  Real estate loans      $ 15,742.3   78%  $ 11,038.2   72%  $  9,498.1   69%
  Non-real estate loans     3,043.6   15      2,932.1   19      2,958.9   21
  Retail sales finance      1,382.0    7      1,337.7    9      1,389.2   10

  Total                  $ 20,167.9  100%  $ 15,308.0  100%  $ 13,846.2  100%

Number:
  Real estate loans         229,882   12%     215,294   12%     218,615   11%
  Non-real estate loans     892,117   48      895,879   48      927,604   48
  Retail sales finance      729,666   40      743,850   40      805,734   41

  Total                   1,851,665  100%   1,855,023  100%   1,951,953  100%

Average size (to nearest
  dollar):
    Real estate loans       $68,480           $51,270           $43,446
    Non-real estate loans     3,412             3,273             3,190
    Retail sales finance      1,894             1,798             1,724


The amount of first mortgage loans was 89% of our real estate loan net receivables at December 31, 2004, compared to 81% at December 31,
2003, and 74% at December 31, 2002.

Item 7.  Continued


The largest concentrations of net finance receivables were as follows:

                                         December 31,
                        2004                 2003                 2002
                   Amount  Percent      Amount  Percent      Amount  Percent
                                     (dollars in millions)

California        $ 2,892.1     14%    $ 2,276.4     15%    $ 2,160.8     16%
Florida             1,233.9      6         936.4      6         840.2      6
Ohio                1,125.9      6         841.4      6         785.5      6
Illinois              992.1      5         835.2      5         786.6      6
Virginia              954.8      5         680.3      4         553.4      4
N. Carolina           904.5      4         883.9      6         887.2      6
Georgia               760.2      4         661.3      4         592.0      4
Indiana               743.4      4         639.2      4         598.8      4
Other              10,561.0     52       7,553.9     50       6,641.7     48

Total             $20,167.9    100%    $15,308.0    100%    $13,846.2    100%


We believe that our geographic diversification reduces the risk associated with a recession in any one region. In addition, 98% of our finance receivables at December 31, 2004 were secured by real property or personal property. While finance receivables have some exposure to further economic uncertainty, we believe that the allowance for finance receivable losses is adequate to absorb losses inherent in our existing portfolio. See Analysis of Operating Results for further information on allowance ratio, delinquency ratio, and charge-off ratio and Note 3. of the Notes to Consolidated Financial Statements in Item 8. for further information on how we estimate finance receivable losses.


Real Estate Owned

Changes in the amount of real estate owned were as follows:

                                             At or for the
                                        Years Ended December 31,
                                       2004       2003       2002
                                         (dollars in millions)

Balance at beginning of year         $ 51.3      $ 49.0      $ 50.0
Properties acquired                    74.3        78.0        73.7
Properties sold or disposed of        (76.9)      (67.3)      (65.6)
Monthly writedowns                     (9.6)       (8.4)       (9.1)

Balance at end of year               $ 39.1      $ 51.3      $ 49.0

Real estate owned as a percentage
  of real estate loans                0.25%       0.46%       0.52%

Item 7.  Continued


Changes in the number of real estate owned properties were as follows:

                                             At or for the
                                        Years Ended December 31,
                                       2004       2003       2002

Balance at beginning of year            987         951       1,006
Properties acquired                   1,385       1,451       1,418
Properties sold or disposed of       (1,527)     (1,415)     (1,473)

Balance at end of year                  845         987         951


Investments

Insurance investments by type were as follows:

                                             December 31,
                               2004              2003              2002
                          Amount  Percent   Amount  Percent   Amount  Percent
                                         (dollars in millions)

Investment securities     $1,378.4    97%   $1,307.5    96%   $1,227.2    95%
Commercial mortgage
  loans                       39.7     3        43.8     3        47.0     4
Investment real estate         7.1     -         7.1     1         7.0     1
Policy loans                   2.0     -         2.1     -         2.0     -

Total                     $1,427.2   100%   $1,360.5   100%   $1,283.2   100%


Investment securities are the majority of our insurance business segment's investment portfolio. Our investment strategy is to optimize aftertax returns on invested assets, subject to the constraints of liquidity, diversification, and regulation.


Asset/Liability Management

In an effort to reduce the risk associated with unfavorable changes in interest rates not met by favorable changes in finance charge yields of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. Although finance receivable lives may change in response to interest rate changes, for the quarter ending December 31, 2004, our total receivable portfolio was experiencing an average life of 2.2 years. For that same period, real estate loans had an average life of
3.0 years while non-real estate loans had an average life of 1.5 years and retail sales finance receivables had an average life of 10 months. The weighted-average life until maturity for our long-term debt was
3.6 years at December 31, 2004.

We fund finance receivables with a combination of fixed-rate and floating-rate debt and equity. Management determines the mix of fixed-rate and floating-rate debt based, in part, on the nature of the finance receivables being supported.

Item 7.  Continued


The primary means by which we obtain fixed-rate debt is by issuing fixed-rate, long-term debt. To supplement fixed-rate debt issuances, AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt, thereby limiting our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 41% of our borrowings at December 31, 2004 compared to 43% at December 31, 2003. Adjustable-rate net finance receivables represented 19% of our net finance receivables at December 31, 2004 compared to 25% at December 31, 2003.



                    ANALYSIS OF OPERATING RESULTS

Net Income
                                         Years Ended December 31,
                                       2004        2003        2002
                                          (dollars in millions)

Net income                            $478.1      $366.1      $346.8
  Amount change                       $112.0      $ 19.3      $118.5
  Percent change                         31%          6%         52%

Return on average assets               2.46%       2.27%       2.48%
Return on average equity              23.01%      21.33%      24.49%
Ratio of earnings to fixed charges     2.06x       2.02x       1.85x


Net income for 2004 and 2002 included reductions in the provision for income taxes resulting from favorable settlements of income tax audit issues totaling $38.7 million in 2004 and $30.0 million in 2002.

The historically low interest rate environment during the first half of 2004 contributed to further reductions in both our yield and borrowing cost during 2004. This low interest rate environment and the expanding production capacity of our centralized real estate services resulted in a significant increase in real estate loan production during 2004. Real estate loan average net receivables increased to 76% of total average net receivables in 2004 compared to 71% in 2003. As our centralized real estate business segment used its production capacity to originate real estate loans for AIG Bank rather than for itself, most of its revenue during 2004 was from fees charged to AIG Bank for these services, rather than net gains on sales of real estate loans held for sale and interest income on real estate loans held for sale. In addition to rising interest rates, the improving economy contributed to significant improvements in our charge-off ratio and delinquency ratio, which allowed us to decrease our allowance for finance receivable losses. Expansion of our centralized real estate production capacity caused increases in our operating expenses but, overall, operating expenses were well controlled.

A continued sluggish economy in the first half of 2003 and the low interest rate environment contributed to decreases in both our yield and borrowing cost during 2003. Our acquisition of WFI, effective January 1, 2003, caused increases in our other revenue and also

Item 7.  Continued


increased our operating expenses during 2003. Real estate loan production of $1.9 billion from our centralized real estate business segment more than offset the decrease in real estate loans acquired from third party lenders. We also continued to control operating expenses during 2003. The higher proportion of real estate loans in our finance receivable portfolio resulted in net charge-offs that were also well controlled. This, plus the improving economy in the second half of 2003, resulted in lower additions to the allowance for finance receivable losses when compared to the prior year.

In 2002, a sluggish economy contributed to the decrease in our borrowing cost; however, the low interest rate environment had the anticipated effect of also reducing our yield. We continued to invest in business development programs, including new branch office openings and a second customer solicitation center, but still controlled operating expenses.

See Note 22. of the Notes to Consolidated Financial Statements in Item
8. for information on the results of the Company's business segments.

Our statements of income line items as percentages of each year's average net receivables were as follows:

                                          Years Ended December 31,
                                          2004      2003      2002

Revenues
  Finance charges                        11.20%    12.46%    13.85%
  Insurance                               1.00      1.28      1.54
  Other:
    Service fee income from a
      non-subsidiary affiliate            1.13      0.35      0.02
    Miscellaneous                         0.60      1.30      0.70

Total revenues                           13.93     15.39     16.11

Expenses
  Interest expense                        3.60      3.84      4.51
  Operating expenses:
    Salaries and benefits                 2.82      2.90      2.55
    Other operating expenses              1.62      1.92      1.97
  Provision for finance
    receivable losses                     1.53      2.21      2.45
  Insurance losses and loss
    adjustment expenses                   0.43      0.48      0.67

Total expenses                           10.00     11.35     12.15

Income before provision for
  income taxes                            3.93      4.04      3.96

Provision for income taxes                1.22      1.47      1.17

Net income                                2.71%     2.57%     2.79%

Item 7.  Continued


Factors that affected the Company's operating results were as follows:


Finance Charges

Finance charges by type were as follows:

                                       Years Ended December 31,
                                    2004         2003        2002
                                        (dollars in millions)

Real estate loans                 $ 1,163.3   $   970.6   $   902.9
Non-real estate loans                 628.0       612.5       616.1
Retail sales finance                  185.9       190.2       199.9

Total                             $ 1,977.2   $ 1,773.3   $ 1,718.9

Amount change                     $   203.9   $    54.4   $     6.4
Percent change                          11%          3%          -%

Average net receivables           $17,658.9   $14,232.1   $12,409.9
Yield                                11.20%      12.46%      13.85%


Finance charges increased due to the following:

                                        Years Ended December 31,
                                      2004        2003        2002
                                         (dollars in millions)

Increase in average net
  receivables                        $ 381.2     $ 216.4     $ 84.0
Decrease in yield                     (181.8)     (162.0)     (77.6)
Increase in number of days               4.5          -          -

Total                                $ 203.9     $  54.4     $  6.4


Average net receivables by type were as follows:

                                             December 31,
                               2004              2003              2002
                         Amount   Percent  Amount   Percent  Amount   Percent
                                        (dollars in millions)

Real estate loans        $13,396.1    76%  $10,033.3    71%  $ 8,184.0    66%
Non-real estate loans      2,965.5    17     2,883.2    20     2,858.0    23
Retail sales finance       1,297.3     7     1,315.6     9     1,367.9    11

Total                    $17,658.9   100%  $14,232.1   100%  $12,409.9   100%

Item 7.  Continued


Changes in average net receivables by type were as follows:

                                       Years Ended December 31,
                               2004              2003              2002
                                  Percent           Percent           Percent
                         Amount    Change  Amount    Change  Amount    Change
                                        (dollars in millions)

Real estate loans        $3,362.8     33%  $1,849.3     23%  $  827.2     11%
Non-real estate loans        82.3      3       25.2      1      (96.7)    (3)
Retail sales finance        (18.3)    (1)     (52.3)    (4)     (47.0)    (3)

Total                    $3,426.8     24%  $1,822.2     15%  $  683.5      6%


The historically low interest rate environment contributed to the increase in originations of our real estate loans. Real estate loan production arising from our centralized real estate origination services also increased real estate loan originations by $4.5 billion during 2004 and $1.9 billion during 2003.

Yield by type were as follows:

                                        Years Ended December 31,
                                      2004        2003        2002

Real estate loans                     8.68%       9.67%      11.03%
Non-real estate loans                21.18       21.24       21.56
Retail sales finance                 14.33       14.46       14.61

Total                                11.20       12.46       13.85


Changes in yield in basis points (bp) by type were as follows:

                                        Years Ended December 31,
                                       2004       2003       2002

Real estate loans                     (99) bp   (136) bp    (84) bp
Non-real estate loans                  (6)       (32)        (3)
Retail sales finance                  (13)       (15)        36

Total                                (126)      (139)       (75)


Yield decreased in both 2004 and 2003 primarily reflecting a lower real estate loan yield resulting from the low interest rate environment and the larger proportion of finance receivables that are real estate loans. We anticipate that yield will increase in 2005 in response to the recent market interest rate increases and further increases we expect in 2005.

Item 7.  Continued


Insurance Revenues

Insurance revenues were as follows:

                                        Years Ended December 31,
                                      2004        2003        2002
                                         (dollars in millions)

Earned premiums                      $175.8      $178.5      $189.0
Commissions                             1.0         3.1         2.2

Total                                $176.8      $181.6      $191.2

Amount change                        $ (4.8)     $ (9.6)     $ (4.2)
Percent change                         (3)%        (5)%        (2)%


Premiums earned by type were as follows:

                                        Years Ended December 31,
                                      2004        2003        2002
                                         (dollars in millions)
Credit insurance:
  Life                               $ 33.5      $ 35.0      $ 37.6
  Accident and health                  42.9        45.1        47.7
  Property and casualty                40.7        42.9        41.0
  Involuntary unemployment             16.5        15.5        14.7
Non-credit insurance:
  Life                                 30.6        32.9        38.1
  Accident and health                   8.6         7.7         7.3
Premiums assumed under
  reinsurance agreements                3.0        (0.6)        2.6

Total                                $175.8      $178.5      $189.0


Premiums written by type were as follows:

                                        Years Ended December 31,
                                      2004        2003        2002
                                         (dollars in millions)
Credit insurance:
  Life                               $ 30.0      $ 26.1      $ 23.3
  Accident and health                  38.5        39.7        40.5
  Property and casualty                37.9        34.3        39.3
  Involuntary unemployment             16.0        16.4        15.9
Non-credit insurance:
  Life                                 30.6        32.9        38.1
  Accident and health                   8.6         7.7         7.3
Premiums assumed under
  reinsurance agreements                3.0        (0.6)        2.6

Total                                $164.6      $156.5      $167.0


Earned premiums decreased for 2004 primarily due to lower credit life and credit accident and health premium volume in prior years.

Item 7.  Continued


Earned premiums decreased for 2003 primarily due to lower premium volume in prior years. Premium volume decreased due to fewer non-real estate loan customers who historically have purchased the majority of our insurance products. Also, in April 2003, we terminated a reinsurance agreement with a non-subsidiary affiliate and reversed $3.6 million of annuity premiums and annuity reserve expense that we previously recorded.


Other Revenues

Other revenues were as follows:

                                        Years Ended December 31,
                                      2004        2003        2002
                                         (dollars in millions)

Service fee income from a
  non-subsidiary affiliate           $199.9      $ 49.5      $  3.1
Miscellaneous:
  Investment revenue                   92.0        82.2        85.9
  Net gain on sales of real estate
    loans held for sale                11.4        84.0          -
  Writedowns on real estate owned      (9.6)       (8.4)       (9.1)
  Net recovery on sales of real
    estate owned                        2.5         2.2         2.9
  Net interest income on real estate
    loans held for sale                 0.9        14.8          -
  Other                                 8.0        10.9         6.9

Total                                $305.1      $235.2      $ 89.7

Amount change                        $ 69.9      $145.5      $ (0.9)
Percent change                          30%        162%        (1)%


Other revenues increased for 2004 primarily due to higher service fee income from a non-subsidiary affiliate and investment revenue, partially offset by lower revenue on real estate loans held for sale. In 2003, WFI entered into an agreement with AIG Bank whereby for fees WFI provides marketing, certain origination processing services, loan servicing, and related services for AIG Bank's origination and sale of non-conforming residential real estate loans. In 2004, MorEquity entered into a similar agreement with AIG Bank.

Other revenues increased for 2003 primarily due to the acquisition of WFI effective January 1, 2003 which resulted in net gain on sales of real estate loans held for sale, higher service fee income from a non-subsidiary affiliate, and net interest income on real estate loans held for sale.

Item 7.  Continued


Investment revenue was affected by the following:

                                       Years Ended December 31,
                                     2004        2003        2002
                                        (dollars in millions)

Average invested assets            $1,361.4    $1,302.5    $1,252.6
Investment portfolio yield            6.54%       6.56%       6.84%
Net realized losses on
  investments                      $    -      $   (8.4)   $   (4.4)


Interest Expense

The impact of using swap agreements to fix floating-rate debt or float fixed-rate debt is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

                                       Years Ended December 31,
                                    2004         2003        2002
                                        (dollars in millions)

Long-term debt                    $   531.7   $   447.9   $   432.8
Short-term debt                       104.6        98.8       126.5

Total                             $   636.3   $   546.7   $   559.3

Amount change                     $    89.6   $   (12.6)  $   (76.2)
Percent change                          16%        (2)%       (12)%

Average borrowings                $16,300.9   $13,381.6   $11,471.2
Borrowing cost                        3.90%       4.08%       4.88%


Interest expense increased (decreased) due to the following:

                                        Years Ended December 31,
                                      2004        2003        2002
                                         (dollars in millions)

Increase in average borrowings       $ 119.1     $  93.2    $  45.5
Decrease in borrowing cost             (29.5)     (105.8)    (121.7)

Total                                $  89.6     $ (12.6)   $ (76.2)


Average borrowings by type were as follows:

                                             December 31,
                               2004              2003              2002
                         Amount   Percent  Amount   Percent  Amount   Percent
                                        (dollars in millions)

Long-term debt           $12,387.3    76%  $ 9,716.4    73%  $ 7,344.3    64%
Short-term debt            3,913.6    24     3,665.2    27     4,126.9    36

Total                    $16,300.9   100%  $13,381.6   100%  $11,471.2   100%

Item 7.  Continued


Changes in average borrowings by type were as follows:

                                       Years Ended December 31,
                               2004              2003              2002
                                  Percent           Percent           Percent
                         Amount    Change  Amount    Change  Amount    Change
                                        (dollars in millions)

Long-term debt           $2,670.9     27%  $2,372.1     32%  $1,320.0     22%
Short-term debt             248.4      7     (461.7)   (11)    (490.3)   (11)
Deposits                       -       -         -       -      (63.1)  (100)

Total                    $2,919.3     22%  $1,910.4     17%  $  766.6      7%


AGFC issued $5.7 billion of long-term debt in 2004, compared to $2.7 billion in 2003 and $4.6 billion in 2002. Long-term debt issuances in 2004 were higher than in 2003 primarily due to higher levels of finance receivable growth and long-term debt refinancings in 2004.

In second quarter 2003, a consolidated special purpose subsidiary of AGFI recorded $256.4 million of debt issued by a trust that purchased $259.0 million of real estate loans as part of our securitization. We recorded the transaction as an "on balance sheet" secured financing.

Borrowing cost by type were as follows:

                                        Years Ended December 31,
                                      2004        2003        2002

Long-term debt                        4.28%       4.61%       5.89%
Short-term debt                       2.68        2.70        3.06

Total                                 3.90        4.08        4.88


Changes in borrowing cost in basis points by type were as follows:

                                        Years Ended December 31,
                                       2004       2003       2002

Long-term debt                         (33) bp   (128) bp   (77) bp
Short-term debt                         (2)       (36)     (193)

Total                                  (18)       (80)     (105)


Federal Reserve actions from 2001 through June 2003 created the lowest interest rate environment since the 1950s and resulted in lower long-term debt rates as new issuances were at substantially lower rates than long-term debt being refinanced. In 2004, the Federal Reserve raised the federal funds rate 125 basis points in five actions beginning in June 2004.

Item 7.  Continued


Operating Expenses

Operating expenses were as follows:

                                        Years Ended December 31,
                                      2004        2003        2002
                                         (dollars in millions)

Salaries and benefits                $498.3      $413.4      $316.3
Other                                 284.0       272.9       245.2

Total                                $782.3      $686.3      $561.5

Amount change                        $ 96.0      $124.8      $ 10.7
Percent change                          14%         22%          2%

Operating expenses as a percentage
  of average net receivables          4.43%       4.82%       4.52%


Operating expenses increased in both 2004 and 2003 primarily due to growth in our centralized real estate business segment and higher salaries and benefits and advertising expenses. The increase in salaries and benefits for 2004 and 2003 reflected the acquisition of WFI which resulted in the addition of approximately 500 WFI employees effective January 1, 2003, 400 centralized real estate employees hired during 2003, and 500 centralized real estate employees hired during 2004. Competitive compensation and rising benefit costs also contributed to higher salaries and benefits in 2004 and 2003.

The increase in operating expenses for 2003 also reflected higher credit and collection and occupancy expenses. The increase in credit and collection expenses reflected higher credit investigation, recording and releasing, and mortgage appraisal fees resulting from higher real estate loan originations and renewals during 2003.

The decrease in operating expenses as a percentage of average net receivables for 2004 reflected higher average net receivables and continued emphasis on controlling operating expenses, partially offset by growth in our centralized real estate business segment. The increase in operating expenses as a percentage of average net receivables for 2003 reflected the acquisition of WFI and growth in its operations.

Approximately $204.7 million of the Company's operating expenses for 2004 and $112.4 million for 2003 were directly related to our centralized real estate business segment.

Item 7.  Continued


Provision for Finance Receivable Losses

                                             At or for the
                                        Years Ended December 31,
                                      2004        2003        2002
                                         (dollars in millions)
Provision for finance
  receivable losses                  $270.2      $313.8      $303.6
  Amount change                      $(43.6)     $ 10.2      $ 14.3
  Percent change                      (14)%          3%          5%

Net charge-offs                      $280.2      $310.8      $297.6
Charge-off ratio                      1.60%       2.19%       2.41%
Charge-off coverage                   1.63x       1.50x       1.56x

60 day+ delinquency                  $474.2      $515.4      $523.3
Delinquency ratio                     2.31%       3.28%       3.67%

Allowance for finance
  receivable losses                  $456.0      $466.0      $463.0
Allowance ratio                       2.26%       3.04%       3.34%


Charge-offs, recoveries, net charge-offs, and charge-off ratio by type were as follows:

                                        Years Ended December 31,
                                      2004        2003        2002
                                         (dollars in millions)

Real estate loans:
  Charge-offs                        $ 71.3      $ 68.7      $ 58.6
  Recoveries                           (5.9)       (4.2)       (4.5)
  Net charge-offs                    $ 65.4      $ 64.5      $ 54.1
  Charge-off ratio                     .50%        .65%        .67%

Non-real estate loans:
  Charge-offs                        $206.5      $229.2      $225.3
  Recoveries                          (30.2)      (28.2)      (27.2)
  Net charge-offs                    $176.3      $201.0      $198.1
  Charge-off ratio                    5.95%       6.97%       6.94%

Retail sales finance:
  Charge-offs                        $ 49.4      $ 55.3      $ 54.9
  Recoveries                          (10.9)      (10.0)       (9.5)
  Net charge-offs                    $ 38.5      $ 45.3      $ 45.4
  Charge-off ratio                    2.97%       3.44%       3.31%

Total:
  Charge-offs                        $327.2      $353.2      $338.8
  Recoveries                          (47.0)      (42.4)      (41.2)
  Net charge-offs                    $280.2      $310.8      $297.6
  Charge-off ratio                    1.60%       2.19%       2.41%

Item 7.  Continued


Changes in net charge-offs by type were as follows:

                                        Years Ended December 31,
                                      2004        2003        2002
                                         (dollars in millions)

Real estate loans                    $  0.9      $10.4        $ 4.0
Non-real estate loans                 (24.7)       2.9         24.3
Retail sales finance                   (6.8)      (0.1)         5.0

Total                                $(30.6)     $13.2        $33.3


The improvement in net charge-offs for 2004 reflected lower non-real estate loan and retail sales finance net charge-offs primarily due to the improving economy. Real estate loan net charge-offs increased in 2004 and 2003 primarily due to increases in real estate loan average net receivables of $3.4 billion, or 33%, in 2004 and $1.8 billion, or 23%, in 2003.

Changes in charge-off ratios in basis points by type were as follows:

                                        Years Ended December 31,
                                       2004       2003       2002

Real estate loans                      (15) bp     (2) bp    (1) bp
Non-real estate loans                 (102)         3       107
Retail sales finance                   (47)        13        46

Total                                  (59)       (22)       15


The improvement in the charge-off ratio for 2004 and 2003 was primarily due to the improving economy which began in the second half of 2003 and a higher proportion of average net receivables that were real estate loans.

Item 7.  Continued


Delinquency based on contract terms in effect and delinquency ratio by type were as follows:

                                        Years Ended December 31,
                                      2004        2003        2002
                                         (dollars in millions)

Real estate loans:
  Delinquency                        $286.6      $306.7      $300.0
  Delinquency ratio                   1.83%       2.79%       3.19%

Non-real estate loans:
  Delinquency                        $152.6      $167.4      $178.7
  Delinquency ratio                   4.54%       5.16%       5.42%

Retail sales finance:
  Delinquency                        $ 35.0      $ 41.3      $ 44.6
  Delinquency ratio                   2.32%       2.79%       2.87%

Total:
  Delinquency                        $474.2      $515.4      $523.3
  Delinquency ratio                   2.31%       3.28%       3.67%


Changes in delinquency from the prior year end by type were as follows:

                                        Years Ended December 31,
                                      2004        2003        2002
                                         (dollars in millions)

Real estate loans                    $(20.1)     $  6.7       $48.2
Non-real estate loans                 (14.8)      (11.3)        7.2
Retail sales finance                   (6.3)       (3.3)        2.8

Total                                $(41.2)     $ (7.9)      $58.2


Delinquency at December 31, 2004 and 2003 was favorably impacted by the improving economy which began in the second half of 2003. Real estate loan delinquency increased in 2003 primarily due to an increase in real estate loans of $1.5 billion.

Changes in delinquency ratio from the prior year end in basis points by type were as follows:

                                        Years Ended December 31,
                                       2004       2003       2002

Real estate loans                      (96) bp    (40) bp   (12) bp
Non-real estate loans                  (62)       (26)       18
Retail sales finance                   (47)        (8)       31

Total                                  (97)       (39)       (4)

Item 7.  Continued


The improvement in the delinquency ratio at December 31, 2004 and 2003 reflected the improving economy and a higher proportion of net finance receivables that were real estate loans.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The decrease in the allowance for finance receivable losses at December 31, 2004 when compared to December 31, 2003 was due to net decreases to the allowance for finance receivable losses through the provision for finance receivable losses in 2004 totaling $10.0 million. These decreases were in response to our lower levels of delinquency and the lower levels of both unemployment and personal bankruptcies in the United States.

The allowance as a percentage of net finance receivables decreased during 2004 and 2003 primarily due to the improving economy and a higher proportion of net finance receivables that were real estate loans.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs, improved in 2004 primarily due to lower net charge-offs. Charge-off coverage declined slightly in 2003 primarily due to a higher proportion of net finance receivables that were real estate loans.


Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

                                        Years Ended December 31,
                                      2004        2003        2002
                                         (dollars in millions)

Claims incurred                      $80.7       $ 75.3       $85.3
Change in benefit reserves            (4.0)        (7.5)       (2.0)

Total                                $76.7       $ 67.8       $83.3

Amount change                        $ 8.9       $(15.5)      $(4.8)
Percent change                         13%        (19)%        (5)%

Item 7.  Continued


Losses incurred by type were as follows:

                                        Years Ended December 31,
                                      2004        2003        2002
                                         (dollars in millions)
Credit insurance:
  Life                               $ 19.7      $ 20.7      $ 21.9
  Accident and health                  19.2        16.5        26.5
  Property and casualty                14.7        11.0         7.0
  Involuntary unemployment              2.1         2.9         2.2
Non-credit insurance:
  Life                                  7.7         6.8        12.0
  Accident and health                   5.3         4.6         4.5
Losses incurred under
  reinsurance agreements                8.0         5.3         9.2

Total                                $ 76.7      $ 67.8      $ 83.3


Insurance losses and loss adjustment expenses increased in 2004 primarily due to higher claims incurred and less benefit reserves released. The increase in claims incurred in 2004 reflected property losses in Florida associated with the 2004 hurricanes.

Insurance losses and loss adjustment expenses decreased in 2003 primarily due to lower claims incurred and more benefit reserves released. Benefit reserves were released due to lower premium volume in prior years. Also, in April 2003, we terminated a reinsurance agreement with a non-subsidiary affiliate and reversed $3.6 million of annuity reserve expense and annuity premiums that we previously recorded.


Provision for Income Taxes
                                        Years Ended December 31,
                                      2004        2003        2002
                                         (dollars in millions)

Provision for income taxes           $215.6      $209.3      $145.3
  Amount change                      $  6.3      $ 64.0      $ 17.0
  Percent change                         3%         44%         13%

Pretax income                        $693.7      $575.4      $492.2
Effective income tax rate            31.08%      36.38%      29.53%


Provision for income taxes increased slightly during 2004 due to higher pretax income, partially offset by a lower effective income tax rate. During fourth quarter 2004, we reduced the provision for income taxes by $38.7 million resulting from a favorable settlement of income tax audit issues. This decreased the effective income tax rate for 2004.

Provision for income taxes increased during 2003 due to a higher effective income tax rate and higher taxable income. During fourth quarter 2002, we reduced the provision for income taxes by $30.0 million resulting from a favorable settlement of income tax audit issues. This decreased the effective income tax rate for 2002.

Item 7.  Continued


                        REGULATION AND OTHER

Regulation

The regulatory environment of the branch, centralized real estate, and insurance business segments is described in Item 1.


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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

                               December 31, 2004        December 31, 2003
                             +100 bp        -100 bp   +100 bp       -100 bp
                                         (dollars in thousands)
Assets
Net finance receivables,
  less allowance for
  finance receivable
  losses                     $(899,688)  $1,025,476   $(490,884)  $ 542,491
Fixed-maturity investment
  securities                   (85,646)      76,189     (77,750)     82,802
Swap agreements                 87,699      (92,989)       -           -

Liabilities
Long-term debt                (371,877)     390,104    (287,934)    298,965
Swap agreements                  8,616       (9,180)     (1,195)      1,555


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



Item 8.  Financial Statements and Supplementary Data.


We present the Report of Management's Responsibility,
PricewaterhouseCoopers LLP Report of Independent Registered Public Accounting Firm, and the related consolidated financial statements on the following pages.

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

The Company's management is responsible for establishing and maintaining an internal control structure and procedures for financial reporting. We designed these systems to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded according to GAAP under management's direction and that financial records are reliable to prepare financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. The Company's employees are subject to AIG's Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. In second quarter 2004, AIG adopted the AIG Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics, which covers such directors and officers of AIG and its subsidiaries. We do not allow loans to executive officers. The aforementioned systems include a documented organizational structure and policies and procedures that we communicate throughout the Company. Our internal auditors report directly to AIG to strengthen independence. They continually monitor the operation of our internal controls and report their findings to the Company's management, AIG's management, and AIG's internal audit department. We take prompt action to correct control deficiencies and improve the systems. The Company's management assesses any changes to our internal control structure quarterly. Based on these assessments, management has concluded that the internal control structure and the procedures for financial reporting have functioned effectively and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Shareholder and Board of Directors of American General Finance, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Items 15(a)(1) and (2) on page 96 present fairly, in all material respects, the financial position of American General Finance, Inc. and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule at and for each of the three years in the period ended December 31, 2004 listed in the index appearing under
Item 15(d) on page 97 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/  PricewaterhouseCoopers LLP


Chicago, Illinois
March 1, 2005

            American General Finance, Inc. and Subsidiaries
                      Consolidated Balance Sheets




                                                         December 31,
                                                     2004            2003
                                                    (dollars in thousands)
Assets

Net finance receivables (Notes 3. and 5.):
  Real estate loans                               $15,742,238    $11,038,140
  Non-real estate loans                             3,043,602      2,932,120
  Retail sales finance                              1,382,018      1,337,701

Net finance receivables                            20,167,858     15,307,961
Allowance for finance receivable
  losses (Note 6.)                                   (456,031)      (466,031)
Net finance receivables, less allowance
  for finance receivable losses                    19,711,827     14,841,930

Investment securities (Note 7.)                     1,378,362      1,307,472
Cash and cash equivalents                             160,610        145,462
Other assets (Note 8.)                                984,973        711,300

Total assets                                      $22,235,772    $17,006,164


Liabilities and Shareholder's Equity

Long-term debt (Notes 9. and 12.)                 $14,679,501    $10,862,218
Short-term debt (Notes 10. and 12.)                 4,299,085      3,467,096
Insurance claims and policyholder
  liabilities (Note 13.)                              422,957        438,362
Other liabilities (Note 14.)                          414,441        376,739
Accrued taxes                                          43,546         37,952

Total liabilities                                  19,859,530     15,182,367

Shareholder's equity:
  Common stock (Note 15.)                               1,000          1,000
  Additional paid-in capital                          996,305        920,276
  Accumulated other comprehensive
    income (loss) (Note 16.)                           37,413        (14,947)
  Retained earnings (Note 17.)                      1,341,524        917,468

Total shareholder's equity                          2,376,242      1,823,797

Total liabilities and shareholder's equity        $22,235,772    $17,006,164





See Notes to Consolidated Financial Statements.

            American General Finance, Inc. and Subsidiaries
                   Consolidated Statements of Income




                                             Years Ended December 31,
                                         2004          2003          2002
                                              (dollars in thousands)

Revenues
  Finance charges                     $1,977,202    $1,773,277    $1,718,873
  Insurance                              176,840       181,642       191,230
  Other:
    Service fee income from a
      non-subsidiary affiliate           199,856        49,547         3,094
    Miscellaneous                        105,264       185,640        86,641

Total revenues                         2,459,162     2,190,106     1,999,838

Expenses
  Interest expense                       636,304       546,716       559,291
  Operating expenses:
    Salaries and benefits                498,295       413,358       316,262
    Other operating expenses             284,053       272,945       245,257
  Provision for finance receivable
    losses                               270,158       313,830       303,585
  Insurance losses and loss
    adjustment expenses                   76,681        67,849        83,275

Total expenses                         1,765,491     1,614,698     1,507,670

Income before provision for income
  taxes                                  693,671       575,408       492,168

Provision for Income Taxes
  (Note 18.)                             215,617       209,305       145,342

Net Income                            $  478,054    $  366,103    $  346,826





See Notes to Consolidated Financial Statements.

            American General Finance, Inc. and Subsidiaries
            Consolidated Statements of Shareholder's Equity




                                             Years Ended December 31,
                                         2004          2003          2002
                                              (dollars in thousands)

Common Stock
  Balance at beginning of year        $    1,000    $    1,000    $    1,000
  Balance at end of year                   1,000         1,000         1,000

Additional Paid-in Capital
  Balance at beginning of year           920,276       920,276       880,594
  Capital contributions from
    parent and other                      76,029          -           39,682
  Balance at end of year                 996,305       920,276       920,276

Accumulated Other Comprehensive
  Income (Loss)
    Balance at beginning of year         (14,947)      (68,938)      (61,687)
    Change in net unrealized
      gains (losses):
        Investment securities              2,876        10,673        23,792
        Swap agreements                   49,484        43,318       (31,391)
        Minimum pension liability           -             -              348
    Balance at end of year                37,413       (14,947)      (68,938)

Retained Earnings
  Balance at beginning of year           917,468       734,479       534,652
  Net income                             478,054       366,103       346,826
  Common stock dividends                 (53,998)     (183,114)     (146,999)
  Balance at end of year               1,341,524       917,468       734,479

Total Shareholder's Equity            $2,376,242    $1,823,797    $1,586,817





See Notes to Consolidated Financial Statements.

               American General Finance, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows


                                                      Years Ended December 31,
                                                    2004        2003        2002
                                                       (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                       $  478,054  $  366,103  $  346,826
Reconciling adjustments:
  Provision for finance receivable losses           270,158     313,830     303,585
  Depreciation and amortization                     178,392     197,232     153,211
  Deferral of finance receivable
    origination costs                               (84,651)    (71,401)    (60,215)
  Deferred income tax benefit                       (73,047)     (2,372)    (58,601)
  Origination of real estate loans held
    for sale                                       (124,398) (1,789,108)       -
  Sales and principal collections of real
    estate loans held for sale                      135,825   1,885,122        -
  Change in other assets and other liabilities       73,048     (49,944)    (59,970)
  Change in insurance claims and
    policyholder liabilities                        (15,405)    (33,986)    (23,240)
  Change in taxes receivable and payable            (31,017)     (4,688)    (33,546)
  Other, net                                        (19,539)      6,538         756
Net cash provided by operating activities           787,420     817,326     568,806

Cash Flows from Investing Activities
  Finance receivables originated or purchased   (12,581,889) (8,948,036) (8,184,075)
  Principal collections on finance receivables    7,453,077   7,110,628   6,298,802
  Acquisition of Wilmington Finance, Inc.              -        (93,189)       -
  Acquisition of First Horizon                         -           -       (208,666)
  Investment securities purchased                  (582,957)   (504,561)   (806,989)
  Investment securities called and sold             500,474     413,554     713,653
  Investment securities matured                      15,356      23,335      42,475
  Change in premiums on finance receivables
    purchased and deferred charges                  (27,297)     (1,008)    (88,465)
  Other, net                                        (15,376)    (25,305)    (13,023)
Net cash used for investing activities           (5,238,612) (2,024,582) (2,246,288)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt        5,791,112   2,947,613   4,638,983
  Repayment of long-term debt                    (2,177,763) (1,656,863) (1,394,998)
  Change in short-term debt                         831,989      91,422  (1,477,846)
  Capital contributions from parent                  75,000        -         33,000
  Dividends paid                                    (53,998)   (183,114)   (146,999)
Net cash provided by financing activities         4,466,340   1,199,058   1,652,140

Increase (decrease) in cash and cash equivalents     15,148      (8,198)    (25,342)
Cash and cash equivalents at beginning of year      145,462     153,660     179,002
Cash and cash equivalents at end of year         $  160,610  $  145,462  $  153,660

<F1>
See Notes to Consolidated Financial Statements.

            American General Finance, Inc. and Subsidiaries
            Consolidated Statements of Comprehensive Income




                                              Years Ended December 31,
                                          2004          2003          2002
                                               (dollars in thousands)


Net Income                              $ 478,054     $ 366,103    $ 346,826

Other comprehensive gain (loss):

  Changes in net unrealized gains
    (losses):
      Investment securities                 4,406         8,040       32,220
      Swap agreements                      23,341        (6,773)    (151,142)
      Minimum pension liability              -             -             535

  Income tax effect:
    Investment securities                  (1,543)       (2,802)     (11,288)
    Swap agreements                        (8,170)        2,369       52,900
    Minimum pension liability                -             -            (187)

  Changes in net unrealized gains
    (losses), net of tax                   18,034           834      (76,962)

  Reclassification adjustments
    for realized losses included
    in net income:
      Investment securities                    19         8,361        4,400
      Swap agreements                      52,789        73,418      102,848

  Income tax effect:
    Investment securities                      (6)       (2,926)      (1,540)
    Swap agreements                       (18,476)      (25,696)     (35,997)

  Realized losses included
    in net income, net of tax              34,326        53,157       69,711

Other comprehensive gain (loss),
  net of tax                               52,360        53,991       (7,251)


Comprehensive income                    $ 530,414     $ 420,094    $ 339,575





See Notes to Consolidated Financial Statements.

            American General Finance, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements
                           December 31, 2004



Note 1.  Nature of Operations

American General Finance, Inc. will be referred to as "AGFI" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". Since August 29, 2001, AGFI has been an indirect wholly owned subsidiary of American International Group, Inc. (AIG). AIG is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities, financial services and asset management in the United States and abroad.

AGFI is a financial services holding company whose principal subsidiary is American General Finance Corporation (AGFC). AGFC is also a financial services holding company with subsidiaries engaged primarily in the consumer finance and credit insurance businesses. At December 31, 2004, the Company had 1,444 branch offices in 45 states, Puerto Rico and the U.S. Virgin Islands and approximately 9,100 employees.

We have three business segments: branch, centralized real estate, and insurance. We define our segments by type of financial service product offered, nature of the production process, and method used to distribute our products and to provide our services, as well as our management reporting structure.

In our branch business segment, we:

     * originate real estate loans secured by first or second mortgages on residential real estate, which may be closed-end accounts or open-end home equity lines of credit;
     *  originate secured and unsecured non-real estate loans;
     * purchase retail sales contracts and provide revolving retail services arising from the retail sale of consumer goods and services by retail merchants; and
     * purchase private label receivables originated by AIG Federal Savings Bank (AIG Bank) under a participation agreement.

To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders. We also offer credit and non-credit insurance and ancillary products to all eligible branch customers.

In our centralized real estate business segment, we:

     * provide, for fees, marketing, certain origination processing services, loan servicing, and related services for AIG Bank;
     * originate real estate loans for transfer to the centralized real estate servicing center;
     * originate real estate loans for sale to investors with servicing released to the purchaser; and
     *  service a portfolio of real estate loans generated through:
            *  portfolio acquisitions from third party lenders;
            *  our mortgage origination subsidiaries;
            *  refinancing existing mortgages; or
            *  advances on home equity lines of credit.

We fund our branch and centralized real estate business segments principally through cash flows from operations, public and private capital markets borrowings, and capital contributions from our parent. Our ability to access capital is dependent upon internal and external factors including our ability to maintain adequately strong operating performance and debt credit ratings and the overall condition of the capital markets. Our principal funding sources through the capital markets include:

     *  issuances of long-term debt in domestic and foreign markets;
     *  short-term borrowings in the commercial paper market;
     *  borrowings from banks under credit facilities; and
     *  securitizations.

In our insurance business segment, we principally write and reinsure credit life, credit accident and health, credit-related property and casualty, credit involuntary unemployment, and non-credit insurance covering our customers and the property pledged as collateral through products that principally the branch business segment offers to its customers. We also monitor our finance receivables to determine that the collateral is adequately protected. See Note 22. for further information on the Company's business segments.

At December 31, 2004, the Company had $20.2 billion of net finance receivables due from approximately 1.9 million customer accounts and $5.7 billion of credit and non-credit life insurance in force covering approximately 892,000 customer accounts.



Note 2.  Acquisitions

Effective January 1, 2003, we acquired 100% of the common stock of Wilmington Finance, Inc. (WFI), a majority owned subsidiary of WSFS Financial Corporation, in a purchase business combination. The purchase price was $120.8 million, consisting of $25.8 million for net assets and $95.0 million for intangibles. The majority of the tangible assets acquired were real estate loans held for sale. We included the results of WFI's operations in our financial statements beginning January 1, 2003, the effective date of the acquisition. We finalized an independent valuation of the intangibles in second quarter 2003 and recorded $54.2 million as goodwill and $40.8 million as other intangibles. We include goodwill and other intangibles in other assets. Other intangibles primarily consisted of broker relationships and non-compete agreements and had an initial weighted-average amortization period of 9 years. WFI originates non-conforming residential real estate loans, primarily through broker relationships (wholesale) and, to lesser extents, directly to consumers (retail) and through correspondent relationships, and sells these loans to investors with servicing released to the purchaser. Effective July 1, 2003, WFI and AIG Bank entered into an agreement whereby for fees, WFI provides marketing, certain origination processing services, loan servicing, and related services for AIG Bank's origination and sale of non-conforming residential real estate loans. WFI provides the Company with other sources of revenue through its servicing fees and net gain on sales of real estate loans held for sale. The acquisition of WFI significantly affected our other revenues, operating expenses, and pretax income for 2003 and 2004.

On September 16, 2002, we acquired the majority of the assets of First Horizon Money Centers, a consumer financial services subsidiary of First Tennessee Bank National Association, in a purchase business combination. The fair value of the assets acquired totaled $208.7 million, representing real estate loans, non-real estate loans, and retail sales finance receivables. We also acquired certain branch office locations by assuming the branch office leases and hired certain branch office personnel. We included the acquisition of First Horizon in our consolidated financial statements since the date of acquisition. The acquisition did not have a significant effect on our operations.



Note 3.  Summary of Significant Accounting Policies

                       BASIS OF PRESENTATION

We prepared our consolidated financial statements using accounting principles generally accepted in the United States (GAAP). The statements include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all intercompany items. We made estimates and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. To conform to the 2004 presentation, we reclassified certain items in prior periods.


                        BRANCH AND CENTRALIZED
                     REAL ESTATE BUSINESS SEGMENTS

Finance Receivables

We carry finance receivables at amortized cost which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. They are net of unamortized finance charges on precomputed receivables and unamortized points and fees.

Although a significant portion of insurance claims and policyholder liabilities originate from the finance receivables, our policy is to report them as liabilities and not net them against finance receivables. Finance receivables relate to the financing activities of our branch and centralized real estate business segments, and insurance claims and policyholder liabilities relate to the underwriting activities of our insurance business segment.

We determine delinquency on finance receivables contractually. We advance the due date on a customer's account when the customer makes a partial payment of 90% or more of the scheduled contractual payment. We do not advance the due date on a customer's account further if the customer makes an additional partial payment of 90% or more of the scheduled contractual payment and has not yet paid the deficiency amount from a prior partial payment.


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

We stop accruing finance charges when the fourth contractual payment becomes past due for loans and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail and private label. We reverse amounts previously accrued upon suspension. After suspension, we recognize revenue for loans and retail sales contracts only to the extent of any additional payments we receive.


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

We may allow a deferment, which is a partial payment that extends the term of an account. The partial payment amount is usually the greater of one-half of a regular monthly payment or the amount necessary to bring the interest on the account current. We limit a customer to two deferments in a rolling twelve-month period unless we determine that an exception is warranted and consistent with our credit risk policies.


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

We record the fees we receive from AIG Bank for providing services for its investment in real estate loans held for sale in other revenues when we provide the services.


                       INSURANCE BUSINESS SEGMENT

Revenue Recognition

We recognize credit insurance premiums on closed-end real estate loans and revolving finance receivables as revenue when billed monthly. We defer credit insurance premiums collected in advance in unearned premium reserves which we include in insurance claims and policyholder liabilities. We recognize unearned premiums on credit life insurance as revenue using the sum-of-the-digits or actuarial methods, except in the case of level-term contracts, for which we recognize unearned premiums as revenue using the straight-line method over the terms of the policies. We recognize unearned premiums on credit accident and health insurance as revenue using an average of the sum-of-the-digits and the straight-line methods. We recognize unearned premiums on credit-related property and casualty and credit involuntary unemployment insurance as revenue using the straight-line method over the terms of the policies. We recognize non-credit life insurance premiums as revenue when collected but not before their due dates. We recognize commissions on ancillary products as other revenue when received.

Policy Reserves

Policy reserves for credit life, credit accident and health, and credit-related property and casualty and credit involuntary unemployment insurance equal related unearned premiums. We base claim reserves on Company experience. We estimate reserves for losses and loss adjustment expenses for credit-related property and casualty insurance based upon claims reported plus estimates of incurred but not reported claims. We accrue liabilities for future life insurance policy benefits associated with non-credit life contracts when we recognize premium revenue and base the amounts on assumptions as to investment yields, mortality, and surrenders. We base annuity reserves on assumptions as to investment yields and mortality. We base insurance reserves assumed under reinsurance agreements where we assume the risk of loss on various tabular and unearned premium methods.


Acquisition Costs

We defer insurance policy acquisition costs, principally commissions, reinsurance fees, and premium taxes. We include them in other assets and charge them to expense over the terms of the related policies or reinsurance agreements.


                         INVESTMENT SECURITIES

Valuation

We currently classify all investment securities as available-for-sale and record them at fair value. We adjust related balance sheet accounts as if the unrealized gains and losses on investment securities had been realized, and record the adjustment, net of tax, in accumulated other comprehensive income (loss) in shareholder's equity. If the fair value of an investment security classified as available-for-sale declines below its cost and we consider the decline to be other than temporary, we reduce the investment security to its fair value, and recognize a realized loss.


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


                                OTHER

Other Invested Assets

Commercial mortgage loans, investment real estate, and insurance policy loans are part of our insurance business segment's investment portfolio and we include them in other assets. We recognize interest on commercial mortgage loans and insurance policy loans as revenue on the accrual basis using the interest method. We stop accruing revenue when collection of interest becomes uncertain. We recognize pretax operating income from the operation of our investment real estate as revenue monthly. We include other invested asset revenue in other revenues.


Cash Equivalents

We consider all short-term investments having a maturity date within three months of its purchase date to be cash equivalents.


Goodwill

On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets." During the first quarter of each year, we test the branch, centralized real estate, and insurance business segments for goodwill impairment. Impairment is the condition that exists when the carrying value of goodwill exceeds its implied fair value. We assess the fair value of the underlying business using a projected ten-year earnings stream, discounted using the Treasury "risk free" rate. The "risk free" rate is the yield on ten-year U.S. Treasury Bills as of December 31 of the prior year. If the required impairment testing suggests that goodwill is impaired, we reduce goodwill to an amount that results in the carrying value of the underlying business approximating fair value.


Income Taxes

We recognize income taxes using the asset and liability method. We establish deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, using the tax rates expected to be in effect when the temporary differences reverse.

We provide a valuation allowance for deferred tax assets if it is likely that we will not realize some portion of the deferred tax asset. We include an increase or decrease in a valuation allowance resulting from a change in the realizability of the related deferred tax asset in income.

Derivative Financial Instruments

We recognize all derivatives on our consolidated balance sheet at their fair value. We designate them as either a hedge of the variability of cash flows that we will receive or pay in connection with a recognized asset or liability (a "cash flow" hedge), as a hedge of the fair value of a recognized asset or liability (a "fair value" hedge), or as derivatives that do not qualify as either a cash flow or fair value hedge.

We record changes in the fair value of a derivative that is effective as - and that we designate and qualifies as - a cash flow hedge, to the extent that the hedge is effective, in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. We record changes in the fair value of a derivative that is effective as - and that we designate and qualifies as - a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, in current period earnings. We record changes in the fair value of a derivative that does not qualify as either a cash flow or fair value hedge in current period earnings.

We formally document all relationships between derivative hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions and our method to assess ineffectiveness. We link all derivatives that we designate as cash flow or fair value hedges to assets and liabilities on the balance sheet. We also formally assess (both at the hedge's inception and at least quarterly thereafter) whether the derivatives that we use in hedging transactions have been effective in offsetting changes in the cash flows or fair value of hedged items and whether we expect those derivatives to remain effective in future periods. We typically use regression analyses or other statistical analyses to assess the effectiveness of our hedges.

We discontinue hedge accounting prospectively when:

     * the derivative is no longer effective in offsetting changes in the cash flows or fair value of a hedged item;
     * we sell, terminate, or exercise the derivative and/or the hedged item or they expire; or
     * we change our objectives or strategies and designating the derivative as a hedging instrument is no longer appropriate.

When we determine that a derivative no longer qualifies as an effective cash flow hedge of an existing hedged item and discontinue hedge accounting, we will continue to carry the derivative on the balance sheet at its fair value and amortize the cumulative other comprehensive income adjustment to earnings when earnings are affected by the original forecasted transaction. When we determine that a derivative no longer qualifies as an effective fair value hedge and discontinue hedge accounting, we will continue to carry the derivative on the consolidated balance sheet at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and begin to amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method. In all situations in which we discontinue hedge accounting and the derivative remains outstanding, we will carry the derivative at its fair value on the consolidated balance sheet, and recognize changes in the fair value of the derivative in current period earnings.


Fair Value of Financial Instruments

We estimate the fair values disclosed in Note 24. using discounted cash flows when quoted market prices or values obtained from independent pricing services are not available. The assumptions we use, including the discount rate and estimates of future cash flows, significantly affect the valuation techniques employed. In certain cases, we cannot verify the estimated fair values by comparison to independent markets or realize the estimated fair values in immediate settlement of the instruments.



Note 4.  Recent Accounting Pronouncements

In December 2003, the Accounting Standards Executive Committee issued Statement of Position No. 03-3 (SOP 03-3) "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. In addition, SOP 03-3 should be applied prospectively for fiscal years beginning after December 15, 2004 for decreases in cash flows expected to be collected on loans acquired in fiscal years beginning on or before December 15, 2004. The AcSEC has encouraged early adoption of SOP 03-3 by affected companies. We have determined that adoption of SOP 03-3 will have no effect on our results of operations or financial position in future periods due to immateriality.

Note 5.  Finance Receivables

Components of net finance receivables by type were as follows:

                                            December 31, 2004
                              Real         Non-real      Retail
                             Estate         Estate        Sales
                              Loans          Loans       Finance     Total
                                         (dollars in thousands)

Gross receivables           $15,664,295  $3,359,288  $1,511,684  $20,535,267
Unearned finance charges
  and points and fees          (128,899)   (387,504)   (144,521)    (660,924)
Accrued finance charges         101,475      39,812      14,942      156,229
Deferred origination costs       30,168      30,047        -          60,215
Premiums, net of discounts       75,199       1,959         (87)      77,071

Total                       $15,742,238  $3,043,602  $1,382,018  $20,167,858


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


Real estate loans are secured by first or second mortgages on residential real estate and generally have maximum original terms of 360 months. These loans may be closed-end accounts or open-end home equity lines of credit and may be fixed-rate or adjustable-rate products. Non-real estate loans are secured by consumer goods, automobiles or other personal property, or are unsecured and generally have maximum original terms of 60 months. Retail sales contracts are secured principally by consumer goods and automobiles and generally have maximum original terms of 60 months. Revolving retail and private label are secured by the goods purchased and generally require minimum monthly payments based on outstanding balances. At December 31, 2004, 98% of our net finance receivables were secured by the real and/or personal property of the borrower, compared to 97% at December 31, 2003. At December 31, 2004, real estate loans accounted for 78% of the amount and 12% of the number of net finance receivables outstanding, compared to 72% of the amount and 12% of the number of net finance receivables outstanding at December 31, 2003.

Contractual maturities of net finance receivables by type at December 31, 2004 were as follows:

             Real          Non-Real         Retail
            Estate          Estate           Sales
             Loans           Loans          Finance          Total
                             (dollars in thousands)

2005      $   298,343     $   797,498     $   362,182     $ 1,458,023
2006          358,805       1,013,257         293,232       1,665,294
2007          379,837         714,403         148,373       1,242,613
2008          400,482         319,066          79,533         799,081
2009          412,325         104,957          43,109         560,391
2010+      13,892,446          94,421         455,589      14,442,456

Total     $15,742,238     $ 3,043,602     $ 1,382,018     $20,167,858


Company experience has shown that customers will renew, convert or pay in full a substantial portion of finance receivables prior to maturity. Contractual maturities are not a forecast of future cash collections.

Principal cash collections and such collections as a percentage of average net receivables by type were as follows:

                                        Years Ended December 31,
                                      2004        2003        2002
                                         (dollars in thousands)
Real estate loans:
  Principal cash collections       $4,120,397  $3,871,805  $2,953,426
  % of average net receivables         30.76%      38.59%      36.09%

Non-real estate loans:
  Principal cash collections       $1,751,537  $1,595,152  $1,614,216
  % of average net receivables         59.01%      55.33%      56.48%

Retail sales finance:
  Principal cash collections       $1,581,143  $1,643,671  $1,731,160
  % of average net receivables        121.88%     124.94%     126.56%


Unused credit limits extended by AIG Bank (whose private label finance receivables are fully participated to the Company) and the Company to their customers were $3.5 billion at December 31, 2004 and December 31, 2003. Company experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of AIG Bank and the Company.

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

                   December 31, 2004          December 31, 2003
                 Amount        Percent      Amount        Percent
                              (dollars in thousands)

California      $ 2,892,123         14%    $ 2,276,408         15%
Florida           1,233,843          6         936,435          6
Ohio              1,125,911          6         841,380          6
Illinois            992,101          5         835,156          5
Virginia            954,835          5         680,288          4
N. Carolina         904,490          4         883,866          6
Georgia             760,154          4         661,307          4
Indiana             743,377          4         639,201          4
Other            10,561,024         52       7,553,920         50

Total           $20,167,858        100%    $15,307,961        100%


Finance receivables on which we stopped accruing revenue totaled $361.3 million at December 31, 2004 and $397.9 million at December 31, 2003. Our accounting policy for revenue recognition on revolving retail and private label finance receivables provides for the accrual of revenue up to the date of charge-off at six months past due. Revolving retail and private label finance receivables more than 90 days contractually delinquent totaled $10.9 million at December 31, 2004 and $12.1 million at December 31, 2003. We accrued $.7 million of revenue on these finance receivables during 2004 and $.8 million during 2003.

Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

                                        Years Ended December 31,
                                     2004         2003         2002
                                         (dollars in thousands)

Balance at beginning of year       $ 466,031   $ 463,031    $ 448,251
Provision for finance receivable
  losses                             270,158     313,830      303,585
Allowance related to net
  acquired receivables                  -           -           8,780
Charge-offs                         (327,125)   (353,273)    (338,802)
Recoveries                            46,967      42,443       41,217

Balance at end of year             $ 456,031   $ 466,031    $ 463,031


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

We used the Company's internal data of net charge-offs and delinquency by sub-portfolio as the basis to determine the historical loss experience component of our allowance for finance receivable losses. We used monthly bankruptcy statistics, monthly unemployment statistics, and various other monthly or periodic economic statistics published by departments of the federal government and other economic statistics providers to determine the economic component of our allowance for finance receivable losses. There were no significant changes in the kinds of observable data we used to measure these components during 2004 or 2003.

See Note 3. for information on the determination of the allowance for finance receivable losses.

Note 7.  Investment Securities

Fair value and amortized cost of investment securities by type at December 31 were as follows:

                                     Fair Value            Amortized Cost
                                 2004          2003      2004          2003
                                           (dollars in thousands)
Fixed maturity investment
  securities:
  Bonds:
    Corporate securities       $  789,802  $  583,264  $  753,949  $  548,838
    Mortgage-backed securities    131,115     158,184     126,773     151,240
    State and political
      subdivisions                368,264     330,857     346,476     314,111
    Other                          56,535     208,963      54,555     203,011
Total                           1,345,716   1,281,268   1,281,753   1,217,200
Preferred stocks                    9,788       9,296       9,177       9,275
Other long-term investments        22,709      16,727      20,398      18,388
Common stocks                         149         181          90          90

Total                          $1,378,362  $1,307,472  $1,311,418  $1,244,953


Unrealized gains and losses on investment securities by type at December 31 were as follows:

                                  Unrealized Gains        Unrealized Losses
                                 2004          2003      2004          2003
                                           (dollars in thousands)
Fixed-maturity investment
  securities:
  Bonds:
    Corporate securities       $41,542        $37,591  $ 5,689        $ 3,165
    Mortgage-backed securities   4,692          7,129      350            185
    State and political
      subdivisions              21,918         16,932      130            186
    Other                        2,032         10,029       52          4,077
Total                           70,184         71,681    6,221          7,613
Preferred stocks                   639             51       28             30
Other long-term investments      2,547           -         236          1,661
Common stocks                       59             91     -              -

Total                          $73,429        $71,823  $ 6,485        $ 9,304

Our unrealized losses on investment securities and the related investment securities' fair value by type and length of time in a continuous unrealized loss position at December 31, 2004 were as follows:

                            Less Than         12 Months
                            12 Months          or More            Total
                         Fair  Unrealized  Fair  Unrealized  Fair  Unrealized
                         Value   Losses    Value   Losses    Value   Losses
                                        (dollars in thousands)

Fixed-maturity
  investment securities:
  Bonds:
    Corporate securities $ 79,228  $1,453  $26,526   $4,236  $105,754  $5,689
    Mortgage-backed
      securities           44,430     350     -        -       44,430     350
    State and political
      subdivisions         12,903      74    3,807       56    16,710     130
    Other                   7,052      52     -        -        7,052      52
Total                     143,613   1,929   30,333    4,292   173,946   6,221
Preferred stocks             -       -         900       28       900      28
Other long-term
  investments               1,367     236     -        -        1,367     236

Total                    $144,980  $2,165  $31,233   $4,320  $176,213  $6,485


The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized losses were as follows:

                                        Years Ended December 31,
                                     2004         2003         2002
                                         (dollars in thousands)

Fair value                         $515,830     $436,889     $756,128

Realized gains                     $  5,443     $ 10,583     $  9,147
Realized losses                       5,462       18,944       13,547

Net realized losses                $    (19)    $ (8,361)    $ (4,400)


Contractual maturities of fixed-maturity investment securities at December 31, 2004 were as follows:
                                            Fair         Amortized
                                            Value           Cost
                                           (dollars in thousands)
Fixed maturities, excluding
  mortgage-backed securities:
    Due in 1 year or less                $   49,811     $   48,902
    Due after 1 year through 5 years        147,331        135,408
    Due after 5 years through 10 years      427,164        405,736
    Due after 10 years                      590,295        564,934
Mortgage-backed securities                  131,115        126,773

Total                                    $1,345,716     $1,281,753

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Other long-term investments consist of six limited partnerships. These limited partnerships provide diversification and have high yielding, long-term financial objectives. These limited partnerships invest primarily in private equity investments, high yielding securities, and mezzanine investments within a variety of industries. At December 31, 2004, our total commitments for these six limited partnerships were $34.3 million, consisting of $22.1 million funded and $12.2 million unfunded.

Bonds on deposit with insurance regulatory authorities had carrying values of $11.0 million at December 31, 2004 and $11.1 million at December 31, 2003.



Note 8.  Other Assets

Components of other assets were as follows:

                                               December 31,
                                           2004            2003
                                          (dollars in thousands)

Goodwill                                 $224,721        $224,721
Swap agreements fair values               217,014            -
Income tax assets (a)                     208,401         126,939
Fixed assets                               84,609          90,634
Prepaid expenses and deferred
  charges                                  61,804          84,114
Other insurance investments                60,541          73,809
Real estate owned                          39,130          51,255
Other                                      88,753          59,828

Total                                    $984,973        $711,300


(a)   The components of net deferred tax assets are detailed in Note
      18.

Changes in goodwill by business segment were as follows:

                                          Centralized
                               Branch     Real Estate    Insurance     Total
                                          (dollars in thousands)

Balance at December 31, 2002  $149,781     $   -        $ 12,104     $161,885

Acquisitions                      -          62,836         -          62,836

Balance at December 31, 2003  $149,781       62,836     $ 12,104     $224,721

Balance at December 31, 2004  $149,781     $ 62,836     $ 12,104     $224,721

During first quarter 2003, 2004, and 2005, we determined that the required impairment testing for the Company's goodwill and other intangible assets did not require a write-down of any such assets.



Note 9.  Long-term Debt

Carrying value and fair value of long-term debt at December 31 were as follows:

                       Carrying Value               Fair Value
                    2004           2003        2004           2003
                                (dollars in thousands)

Long-term debt   $14,679,501   $10,862,218  $14,793,704   $11,152,447


Weighted average interest rates on long-term debt were as follows:

                 Years Ended December 31,        December 31,
                  2004     2003     2002         2004    2003

Long-term debt    4.28%    4.61%    5.89%       4.47%    4.35%


Contractual maturities of long-term debt at December 31, 2004 were as follows:

                        Carrying Value
                    (dollars in thousands)

2005                      $ 1,548,786
2006                        2,989,896
2007                        2,371,264
2008                        1,260,317
2009                        1,637,513
2010-2014                   4,871,725

Total                     $14,679,501


In second quarter 2003, a consolidated special purpose subsidiary of AGFI recorded $256.4 million of debt issued by a trust that purchased $259.0 million of real estate loans as part of our securitization. We recorded the transaction as an "on balance sheet" secured financing. The remaining balance of this secured debt at December 31, 2004 was $98.4 million.

At December 31, 2004, we had $5.9 billion of long-term debt securities registered under the Securities Act of 1933 that had not yet been issued.

An AGFI debt agreement contains restrictions on consolidated retained earnings for certain purposes (see Note 17.).

Note 10.  Short-term Debt

AGFI and AGFC issue commercial paper with terms ranging from 1 to 270 days. The weighted average maturity of our commercial paper at December 31, 2004 was 32 days.

Included in short-term debt are extendible commercial notes that AGFC sells with initial maturities of up to 90 days which AGFC may extend to 390 days. At December 31, 2004, extendible commercial notes totaled $552.9 million.

Information concerning short-term debt was as follows:

                                            At or for the
                                       Years Ended December 31,
                                    2004         2003         2002
                                        (dollars in thousands)

Average borrowings               $3,913,604   $3,665,145   $4,126,866
Weighted average interest
  rate, at year end:
    Money market yield                2.30%        1.06%        1.45%
    Semi-annual bond
      equivalent yield                2.31%        1.07%        1.45%



Note 11.  Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 2004, AGFC had committed credit facilities totaling $3.3 billion consisting of $1.8 billion of 364-day facilities and a $1.5 billion multi-year facility, including facilities under which AGFI is an eligible borrower for up to $460 million. The annual commitment fees for the facilities are based upon AGFC's long-term credit ratings and averaged 0.07% at December 31, 2004.

At December 31, 2004, AGFI and certain of its subsidiaries also had uncommitted credit facilities totaling $170.0 million which could be increased depending upon lender ability to participate its loans under the facilities.

Outstanding borrowings under all facilities totaled $60.0 million at December 31, 2004 and December 31, 2003. AGFC does not guarantee any borrowings of AGFI.

Note 12.  Derivative Financial Instruments

Our principal borrowing subsidiary is AGFC. AGFC uses derivative financial instruments in managing the cost of its debt and is neither a dealer nor a trader in derivative financial instruments. AGFC's derivative financial instruments consist of interest rate, foreign currency, and equity-indexed swap agreements.

We design our interest rate and foreign currency swap agreements to qualify as cash flow hedges or fair value hedges. While our equity-indexed swap agreements mitigate economic exposure of related equity-indexed debt, these swap agreements do not qualify as cash flow or fair value hedges under GAAP. At December 31, 2004, equity-indexed debt was immaterial.

AGFC uses interest rate, foreign currency, and equity-indexed swap agreements in conjunction with specific debt issuances in order to achieve net U.S. dollar, fixed or floating interest exposure at costs not materially different from costs we would have incurred by issuing debt for the same net exposure without using derivatives. Accordingly, AGFC's swap agreements did not have a material effect on the Company's net income in any of the three years ended December 31, 2004.

Notional amounts of our swap agreements and weighted average receive and pay rates were as follows:

                                           At or for the
                                      Years Ended December 31,
                                 2004           2003           2002
                                       (dollars in thousands)

Notional amount                $3,656,186    $2,495,000    $2,940,000

Weighted average receive rate       3.72%         2.19%         2.28%
Weighted average pay rate           4.45%         4.70%         5.24%


Notional amount maturities of our swap agreements and the respective weighted average interest rates at December 31, 2004 were as follows:

                Notional       Weighted Average
                 Amount         Interest Rate
              (dollars in
               thousands)

2005           $  525,000           5.25%
2006              350,000           3.32
2007              750,000           3.23
2008              801,000           4.96
2010              622,300           4.29
2011              607,886           5.40

Total          $3,656,186           4.45%

Changes in the notional amounts of our swap agreements were as follows:

                                      Years Ended December 31,
                                  2004          2003          2002
                                       (dollars in thousands)

Balance at beginning of year   $2,495,000    $2,940,000    $2,500,000
New contracts                   2,081,186          -        1,050,000
Expired contracts                (920,000)     (445,000)     (610,000)

Balance at end of year         $3,656,186    $2,495,000    $2,940,000


New contracts in 2004 include in notional amounts interest rate swap agreements of $256.9 million and foreign currency swap agreements totaling 1.0 billion Euro ($1.2 billion) and 350 million pounds
Sterling ($622 million).

AGFC is exposed to credit risk if counterparties to derivative financial instruments do not perform. AGFC limits this exposure by entering into agreements with counterparties having high credit ratings and by basing the amounts and terms of these agreements on their credit ratings. AGFC regularly monitors counterparty credit ratings throughout the term of the agreements. At December 31, 2004, AGFC had notional amounts of $3.1 billion in swap agreements with a non-subsidiary affiliate that is highly rated due to credit support from its parent.

AGFC's credit exposure on derivative financial instruments is limited to the fair value of the agreements that are favorable to the Company. At December 31, 2004, the swap agreements were recorded at fair values of $217.0 million in other assets and $25.7 million in other liabilities. AGFC does not expect any counterparty to fail to meet its obligation; however, non-performance would not have a material impact on the Company's consolidated results of operations or financial position.

AGFC's exposure to market risk is mitigated by the offsetting effects of changes in the value of the agreements and of the related debt being hedged. At December 31, 2004, we expect to reclassify $15.5 million of net realized losses on swap agreements from accumulated other comprehensive income (loss) to income during the next twelve months.

Note 13.  Insurance

Components of insurance claims and policyholder liabilities were as follows:

                                                 December 31,
                                             2004            2003
                                            (dollars in thousands)

Finance receivable related:
  Unearned premium reserves                $154,461        $165,627
  Benefit reserves                           23,504          18,788
  Claim reserves                             30,052          30,264

  Subtotal                                  208,017         214,679

Non-finance receivable related:
  Benefit reserves                          192,315         200,992
  Claim reserves                             22,625          22,691

  Subtotal                                  214,940         223,683

Total                                      $422,957        $438,362


Our insurance subsidiaries enter into reinsurance agreements both between themselves and with other insurers, including affiliated insurance companies. Insurance claims and policyholder liabilities included the following amounts assumed from other insurers:

                                                 December 31,
                                             2004            2003
                                            (dollars in thousands)

Affiliated insurance companies             $ 53,688        $ 55,184
Non-affiliated insurance companies           32,289          38,352

Total                                      $ 85,977        $ 93,536


Our insurance subsidiaries' business reinsured to others was not significant during any of the last three years.

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by each insurance company's state of domicile. These are comprehensive bases of accounting other than GAAP.

Reconciliations of statutory net income to GAAP net income were as follows:

                                           Years Ended December 31,
                                          2004       2003      2002
                                            (dollars in thousands)

Statutory net income                    $90,110    $88,607    $78,149

Change in deferred policy
  acquisition costs                      (5,179)    (8,550)    (8,678)
Reserve changes                          (3,765)    (6,758)     2,919
Amortization of interest
  maintenance reserve                    (1,130)    (1,262)    (1,456)
Deferred income tax benefit                  58      6,537      8,299
Other, net                                1,000     (1,612)    (5,623)

GAAP net income                         $81,094    $76,962    $73,610


Reconciliations of statutory equity to GAAP equity were as follows:

                                                 December 31,
                                             2004            2003
                                            (dollars in thousands)

Statutory equity                           $  962,287    $  861,589

Reserve changes                                64,622        69,550
Net unrealized gains                           64,634        64,181
Deferred policy acquisition costs              51,616        56,924
Decrease in carrying value
  of affiliates                               (34,501)      (28,603)
Deferred income taxes                         (29,675)      (31,015)
Goodwill                                       12,104        12,104
Asset valuation reserve                         8,228         6,178
Interest maintenance reserve                     (670)          453
Other, net                                     (2,025)        1,286

GAAP equity                                $1,096,620    $1,012,647

Note 14.  Other Liabilities

Components of other liabilities were as follows:

                                               December 31,
                                           2004            2003
                                          (dollars in thousands)

Accrued interest                         $ 158,872       $114,590
Uncashed checks, reclassified from
  cash                                     119,879        101,122
Salary and benefit liabilities              37,828         26,206
Swap agreements fair values                 25,689         75,679
Other                                       72,173         59,142

Total                                    $ 414,441       $376,739



Note 15.  Capital Stock

AGFI has two classes of authorized capital stock: special shares and common shares. AGFI may issue special shares in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance. Par value, shares authorized, and shares issued and outstanding at December 31, 2004 and 2003 were as follows:

                                                      Shares
                                              Issued and Outstanding
                       Par       Shares            December 31,
                      Value    Authorized      2004            2003

Special Shares          -      25,000,000         -              -
Common Shares         $0.50    25,000,000    2,000,000      2,000,000



Note 16.  Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows:

                                               December 31,
                                           2004            2003
                                          (dollars in thousands)

Net unrealized gains on investment
  securities                             $43,515         $ 40,639
Net unrealized losses on swap
  agreements                              (6,102)         (55,586)

Accumulated other comprehensive
  income (loss)                          $37,413         $(14,947)

Note 17.  Retained Earnings

AGFI's ability to pay dividends is substantially dependent on the receipt of dividends or other funds from its subsidiaries. State law restricts the amounts our insurance subsidiaries may pay as dividends without prior notice to, or in some cases prior approval from, the Indiana Department of Insurance. At December 31, 2004, the maximum amount of dividends which our insurance subsidiaries may pay in 2005 without prior approval was $96.2 million. At December 31, 2004, our insurance subsidiaries had statutory capital and surplus of $962.3 million. Merit Life Insurance Co. (Merit), a wholly owned subsidiary of AGFC, had $52.7 million of accumulated earnings at December 31, 2004 for which no federal income tax provisions have been required. Merit would be liable for federal income taxes on such earnings if they were distributed as dividends or exceeded limits prescribed by tax laws. If such earnings were to become taxable at December 31, 2004, the federal income tax would approximate $18.4 million. During 2004, the federal government enacted a tax law change that provides a temporary opportunity to reduce or eliminate this potential federal income tax liability. For U.S. life insurance companies that have these accumulated earnings for which no federal income tax has been provided, dividends paid during 2005 and 2006 will first be applied to reduce these accumulated earnings balances. Merit has the capability and expects to pay a dividend of at least $52.7 million during 2005 that would eliminate this accumulated earnings balance and, therefore, this potential $18.4 million federal income tax liability.

Certain AGFI financing agreements effectively limit the amount of dividends AGFI may pay. Under the most restrictive provision contained in these agreements, $1.0 billion of the retained earnings of AGFI was free from restriction at December 31, 2004.



Note 18.  Income Taxes

The life insurance subsidiaries of AGFC file separate federal income tax returns. AGFI and all other AGFI subsidiaries file a consolidated federal income tax return with AIG. We provide federal income taxes as if AGFI and the other AGFI subsidiaries file separate tax returns and pay AIG accordingly under a tax sharing agreement.

Components of provision for income taxes were as follows:

                                        Years Ended December 31,
                                     2004         2003         2002
                                         (dollars in thousands)
Federal:
  Current                          $284,729     $197,903     $197,226
  Deferred                          (73,047)      (2,324)     (60,601)
Total federal                       211,682      195,579      136,625
State                                 3,935       13,726        8,717

Total                              $215,617     $209,305     $145,342

Reconciliations of the statutory federal income tax rate to the effective tax rate were as follows:

                                         Years Ended December 31,
                                      2004         2003         2002

Statutory federal income tax rate    35.00%       35.00%       35.00%

Contingency reduction                (5.57)         -          (6.10)
State income taxes                    2.05         2.39         1.11
Nontaxable investment income          (.71)       (2.53)        (.64)
Amortization of other intangibles      .36         1.33          -
Other, net                            (.05)         .19          .16

Effective income tax rate            31.08%       36.38%       29.53%


We reduced the provision for income taxes by $38.7 million in 2004 and $30.0 million in 2002 resulting from favorable settlements of income tax audit issues. These reductions decreased the effective income tax rates for 2004 and 2002.

The Internal Revenue Service (IRS) has completed examinations of AIG's tax returns through 1990. The IRS has also completed examinations of our previous parent company's tax returns through 1999.

Components of deferred tax assets and liabilities were as follows:

                                                December 31,
                                            2004            2003
                                           (dollars in thousands)
Deferred tax assets:
  Allowance for finance receivable
    losses                                $154,821        $149,472
  Deferred intercompany revenue             67,871            -
  Goodwill                                   4,801           5,356
  Deferred insurance commissions             4,279           4,275
  Insurance reserves                         3,407           3,100
  Swap agreements                            3,285           8,049
  Other                                     26,953          18,108

Total                                      265,417         188,360

Deferred tax liabilities:
  Loan origination costs                    21,127          16,684
  Fixed assets                               5,961           8,342
  Other                                     29,928          36,680

Total                                       57,016          61,706

Net deferred tax assets                   $208,401        $126,654


During second quarter 2004, we reclassified $36.5 million of our deferred tax liability to accrued taxes.

No valuation allowance was considered necessary at December 31, 2004 and 2003.

Note 19.  Lease Commitments, Rent Expense, and Contingent Liabilities

Annual rental commitments for leased office space, automobiles and data processing equipment accounted for as operating leases, excluding leases on a month-to-month basis, were as follows:

                            Lease Commitments
                         (dollars in thousands)

2005                            $ 51,015
2006                              40,244
2007                              29,941
2008                              20,585
2009                               8,666
subsequent to 2009                 9,054

Total                           $159,505


Taxes, insurance and maintenance expenses are obligations of the Company under certain leases. In the normal course of business, leases that expire will be renewed or replaced by leases on other properties. Future minimum annual rental commitments will probably not be less than the amount of rental expense incurred in 2004. Rental expense totaled $54.1 million in 2004, $53.7 million in 2003, and $51.5 million in 2002.

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



Note 20.  Consolidated Statements of Cash Flows

Supplemental disclosure of certain cash flow information was as follows:

                                        Years Ended December 31,
                                     2004         2003         2002
                                         (dollars in thousands)

Interest paid                      $575,106     $547,647     $547,676
Income taxes paid                   320,356      213,848      238,632

In third quarter 2004, AGFI received a non-cash capital contribution from its parent of $1.0 million reflecting certain computer equipment that we previously leased from a non-subsidiary affiliate. In fourth quarter 2002, AGFI received a non-cash capital contribution from its parent of $7.3 million reflecting AIG's assumption of certain benefit obligations effective January 1, 2002.



Note 21.  Benefit Plans

The Company's employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, various stock option, incentive and purchase plans, and a 401(k) plan.

AIG's U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG's projected benefit obligations exceeded the plan assets at December 31, 2004 by $502.7 million.



Note 22.  Segment Information

We have three business segments: branch, centralized real estate, and insurance. We define our segments by type of financial service product offered, nature of the production process, and method used to distribute our products and to provide our services, as well as our management reporting structure.

In prior years, we reported our centralized real estate business and our branch business in our consumer finance business segment. During 2004, we expanded our segment reporting to reflect our centralized real estate business as a separate segment. We also restated prior periods so that these prior periods are shown on a comparable basis to our new presentation.

In our branch business segment, we:

     * originate real estate loans secured by first or second mortgages on residential real estate, which may be closed-end accounts or open-end home equity lines of credit;
     *  originate secured and unsecured non-real estate loans;
     * purchase retail sales contracts and provide revolving retail services arising from the retail sale of consumer goods and services by retail merchants; and
     * purchase private label receivables originated by AIG Bank under a participation agreement.

To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders. We also offer credit and non-credit insurance and ancillary products to all eligible branch customers.

In our centralized real estate business segment, we:

     * provide, for fees, marketing, certain origination processing services, and loan servicing and related services for AIG Bank;
     * originate real estate loans for transfer to the centralized real estate servicing center;
     * originate real estate loans for sale to investors with servicing released to the purchaser; and
     *  service a portfolio of real estate loans generated through:
            *  portfolio acquisitions from third party lenders;
            *  our mortgage origination subsidiaries;
            *  refinancing existing mortgages; or
            *  advances on home equity lines of credit.

In our insurance business segment, we principally write and reinsure credit life, credit accident and health, credit-related property and casualty, credit involuntary unemployment, and non-credit insurance covering our customers and the property pledged as collateral through products that principally the branch business segment offers its customers. We also monitor our finance receivables to determine that the collateral is adequately protected.

We evaluate the performance of the segments based on pretax operating earnings. The accounting policies of the segments are the same as those disclosed in Note 3., except for the following:

     * segment finance charge revenues are not reduced for the amortization of the deferred origination costs;
     * segment operating expenses are not reduced for the deferral of origination costs;
     * segment finance receivables exclude deferred origination costs; and
     * segment investment revenues exclude realized gains and losses and certain investment expenses.

We intend intersegment sales and transfers to approximate the amounts segments would earn if dealing with independent third parties.

The following tables display information about the Company's segments as well as reconciliations of the segment totals to the consolidated financial statement amounts. The adjustments in the reconciliations include the following:

     * amortization of deferred origination costs, realized gains (losses) on investments, and certain investment expenses for revenues;
     *  deferral of origination costs for operating expenses;
     * realized gains (losses) and certain other investment revenue for pretax income; and
     * goodwill, deferred origination costs, other assets, and corporate assets that are not considered pertinent to determining segment performance for assets. Corporate assets include cash, prepaid expenses, deferred charges, and fixed assets.

Adjustments for operating expenses and pretax income in 2003 and 2002 also included pension expense.

At or for the year ended December 31, 2004:

                                      Centralized                     Total
                          Branch      Real Estate    Insurance      Segments
                                        (dollars in thousands)
Revenues:
  External:
    Finance charges      $ 1,713,536   $  358,536   $     -       $ 2,072,072
    Insurance                    763         -         176,077        176,840
    Other                     (9,142)     206,845       93,562        291,265
  Intercompany                80,564        1,019      (70,479)        11,104
Interest expense             382,545      196,737         -           579,282
Operating expenses           650,942      204,676       29,802        885,420
Provision for finance
  receivable losses          257,461       13,971         -           271,432
Pretax income                494,773      151,016       91,323        737,112
Assets                    11,305,399    8,410,635    1,472,399     21,188,433


At or for the year ended December 31, 2003:

                                      Centralized                     Total
                          Branch      Real Estate    Insurance      Segments
                                        (dollars in thousands)
Revenues:
  External:
    Finance charges      $ 1,709,762   $  163,167   $     -       $ 1,872,929
    Insurance                    881         -         180,761        181,642
    Other                    (10,920)     133,773       88,633        211,486
  Intercompany                79,719       12,513      (71,433)        20,799
Interest expense             400,716       99,488         -           500,204
Operating expenses           623,479      112,376       31,811        767,666
Provision for finance
  receivable losses          306,430        8,535         -           314,965
Pretax income                448,817       89,054       96,914        634,785
Assets                    11,016,603    3,948,498    1,389,527     16,354,628


At or for the year ended December 31, 2002:

                                      Centralized                     Total
                          Branch      Real Estate    Insurance      Segments
                                        (dollars in thousands)
Revenues:
  External:
    Finance charges      $ 1,738,868   $   64,604   $     -       $ 1,803,472
    Insurance                    994         -         190,236        191,230
    Other                    (16,678)        (379)      87,746         70,689
  Intercompany                78,524          354      (75,869)         3,009
Interest expense             477,578       36,107         -           513,685
Operating expenses           572,658        9,841       33,681        616,180
Provision for finance
  receivable losses          292,554       12,290         -           304,844
Pretax income                458,918        6,341       84,436        549,695
Assets                    11,614,069    1,858,919    1,320,844     14,793,832

Reconciliations of segment totals to consolidated financial statement amounts were as follows:

                                           At or for the
                                      Years Ended December 31,
                                 2004          2003           2002
                                       (dollars in thousands)
Revenues
Segments                      $ 2,551,281   $ 2,286,856   $ 2,068,400
Corporate                         (20,292)      (18,862)       (7,197)
Adjustments                       (71,827)      (77,888)      (61,365)

Consolidated revenue          $ 2,459,162   $ 2,190,106   $ 1,999,838


Interest Expense
Segments                      $   579,282   $   500,204   $   513,685
Corporate                          57,022        46,512        45,606

Consolidated interest
  expense                     $   636,304   $   546,716   $   559,291


Operating Expenses
Segments                      $   885,420   $   767,666   $   616,180
Corporate                         (29,570)      (14,772)        2,227
Adjustments                       (73,502)      (66,591)      (56,888)

Consolidated operating
  expenses                    $   782,348   $   686,303   $   561,519


Provision for Finance
  Receivable Losses
Segments                      $   271,432   $   314,965   $   304,844
Corporate                          (1,274)       (1,135)       (1,259)

Consolidated provision for
  finance receivable losses   $   270,158   $   313,830   $   303,585


Pretax Income
Segments                      $   737,112   $   634,785   $   549,695
Corporate                         (45,118)      (48,081)      (53,050)
Adjustments                         1,677       (11,296)       (4,477)

Consolidated pretax income    $   693,671   $   575,408   $   492,168


Assets
Segments                      $21,188,433   $16,354,628   $14,793,832
Corporate                         811,761       405,238       516,853
Adjustments                       235,578       246,298       173,601

Consolidated assets           $22,235,772   $17,006,164   $15,484,286

Note 23.  Interim Financial Information (Unaudited)

Our quarterly statements of income for 2004 were as follows:

                                              2004 Quarter Ended
                                   Dec. 31,   Sep. 30,   June 30,   Mar. 31,
                                            (dollars in thousands)
Revenues
  Finance charges                  $522,811   $507,232   $483,501   $463,658
  Insurance                          43,471     43,989     43,679     45,701
  Other:
    Service fee income from a
      non-subsidiary affiliate       61,410     62,113     40,716     35,617
    Miscellaneous                    25,151     23,069     28,962     28,082
Total revenues                      652,843    636,403    596,858    573,058

Expenses
  Interest expense                  184,225    167,518    146,900    137,661
  Operating expenses:
    Salaries and benefits           131,551    120,509    126,355    119,880
    Other operating expenses         65,625     75,909     71,690     70,829
  Provision for finance
    receivable losses                76,512     69,126     65,267     59,253
  Insurance losses and loss
    adjustment expenses              16,287     21,267     18,000     21,127
Total expenses                      474,200    454,329    428,212    408,750

Income before provision for
  income taxes                      178,643    182,074    168,646    164,308

Provision for Income Taxes           27,400     67,151     61,396     59,670

Net Income                         $151,243   $114,923   $107,250   $104,638

Our quarterly statements of income for 2003 were as follows:

                                              2003 Quarter Ended
                                   Dec. 31,   Sep. 30,   June 30,   Mar. 31,
                                            (dollars in thousands)
Revenues
  Finance charges                  $446,266   $445,241   $441,424   $440,346
  Insurance                          46,955     46,307     42,672     45,708
  Other:
    Service fee income from a
      non-subsidiary affiliate       36,082     12,406        491        568
    Miscellaneous                    33,170     49,336     62,551     40,583
Total revenues                      562,473    553,290    547,138    527,205

Expenses
  Interest expense                  134,612    132,263    136,965    142,876
  Operating expenses:
    Salaries and benefits           109,465    103,187    101,900     98,806
    Other operating expenses         72,819     66,332     69,530     64,264
  Provision for finance
    receivable losses                84,047     82,362     76,305     71,116
  Insurance losses and loss
    adjustment expenses              14,862     17,438     15,160     20,389
Total expenses                      415,805    401,582    399,860    397,451

Income before provision for
  income taxes                      146,668    151,708    147,278    129,754

Provision for Income Taxes           53,236     56,969     53,389     45,711

Net Income                         $ 93,432   $ 94,739   $ 93,889   $ 84,043

Note 24.  Fair Value of Financial Instruments

We present the carrying values and estimated fair values of certain of the Company's financial instruments below. Readers should exercise care in drawing conclusions based on fair value, since the fair values presented below can be misinterpreted and do not include the value associated with all of the Company's assets and liabilities.

                              December 31, 2004         December 31, 2003
                           Carrying          Fair    Carrying          Fair
                            Value           Value     Value           Value
                                         (dollars in thousands)
Assets

Net finance receivables,
  less allowance for
  finance receivable
  losses                  $19,711,827  $20,194,750  $14,841,930  $15,345,079
Investment securities       1,378,362    1,378,362    1,307,472    1,307,472
Cash and cash equivalents     160,610      160,610      145,462      145,462
Swap agreements               217,014      217,014         -            -


Liabilities

Long-term debt             14,679,501   14,793,704   10,862,218   11,152,447
Short-term debt             4,299,085    4,299,085    3,467,096    3,467,096
Swap agreements                25,689       25,689       75,679       75,679


Off-Balance Sheet Financial
  Instruments

Unused customer credit
  limits                         -            -            -            -
Limited partnership commitments  -          12,238         -          14,520



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


Swap Agreements

We estimated the fair values of interest rate, foreign currency, and equity-indexed swap agreements using counterparty quotes and market recognized valuation systems at each year's December 31 market rates.


Long-term Debt

We estimated the fair values of long-term debt using cash flows discounted at each year's December 31 borrowing rates and adjusted for the fair value hedge swap agreement.


Short-term Debt

The fair values of short-term debt approximated the carrying values.


Unused Customer Credit Limits

The unused credit limits available to the customers of AIG Bank, which sells private label receivables to the Company under a participation agreement, and to the Company's customers have no fair value. The interest rates charged on these facilities can be changed at AIG Bank's discretion for private label, or are adjustable and reprice frequently for loan and retail revolving lines of credit. These amounts, in part or in total, can be cancelled at the discretion of AIG Bank and the Company.


Limited Partnership Commitments

The fair values of limited partnership commitments equal the commitment amounts due to the partnership's ability to call these commitments on demand.

Item 9A.  Controls and Procedures.


(a)  Evaluation of disclosure controls and procedures

     The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company's disclosure controls and procedures based on their evaluation of these controls and procedures as of December 31, 2004 are as follows:

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

     The Company's management, including its principal executive officer and principal financial officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter. Based on an evaluation of the disclosure controls and procedures as of December 31, 2004, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)  Changes in internal control over financial reporting

     There was no change in the Company's internal control over financial reporting during the three months ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                               PART III


Item 14.  Principal Accountant Fees and Services.


One of AIG's Audit Committee's duties is to oversee our independent accountants, PricewaterhouseCoopers LLP. AGFI does not have its own Audit Committee. AIG's Audit Committee has adopted pre-approval policies and procedures regarding audit and non-audit services provided by PricewaterhouseCoopers LLP for AIG and its consolidated subsidiaries, including AGFI.

Independent accountant fees and services were as follows:

                                           Years Ended December 31,
                                            2004              2003
                                            (dollars in thousands)

Audit fees                                $1,027                $850
Audit-related fees                           112                  90
Tax fees                                    -                     -
All other fees                                 2                   2

Total                                     $1,141                $942


Audit fees in 2004 and 2003 were primarily for the audit of the AGFI and AGFC Annual Reports on Form 10-K, quarterly review procedures in relation to the AGFI and AGFC Quarterly Reports on Form 10-Q, and statutory audits of insurance subsidiaries of AGFC. AGFC is a separate SEC registrant and its fees are part of the total AGFI fee, representing approximately 99% of the total audit fees for AGFI. Audit-related fees were primarily for the audit of a subsidiary of AGFC in 2004 and 2003. All other fees in 2004 and 2003 were primarily for accounting research licensing.

                                PART IV


Item 15.  Exhibits and Financial Statement Schedules.


(a) (1) and (2) The following consolidated financial statements of American General Finance, Inc. and subsidiaries are included in
     Item 8:

          Consolidated Balance Sheets, December 31, 2004 and 2003

          Consolidated Statements of Income, years ended December 31, 2004, 2003, and 2002

          Consolidated Statements of Shareholder's Equity, years ended December 31, 2004, 2003, and 2002

          Consolidated Statements of Cash Flows, years ended December 31, 2004, 2003, and 2002

          Consolidated Statements of Comprehensive Income, years ended December 31, 2004, 2003, and 2002

          Notes to Consolidated Financial Statements

     Schedule I--Condensed Financial Information of Registrant is included in Item 15(d).

     All other financial statement schedules have been omitted because they are inapplicable.

     (3)  Exhibits:

          Exhibits are listed in the Exhibit Index beginning on page
          103 herein.

(b)  Exhibits

     The exhibits required to be included in this portion of Item 15. are submitted as a separate section of this report.

Item 15(d).


Schedule I - Condensed Financial Information of Registrant


                    American General Finance, Inc.
                       Condensed Balance Sheets




                                                         December 31,
                                                     2004            2003
                                                    (dollars in thousands)
Assets

Cash and cash equivalents                         $      345      $      115
Investment in subsidiaries                         2,736,460       2,051,337
Notes receivable from subsidiaries                   298,448         264,854
Other assets                                          51,460          71,821

Total assets                                      $3,086,713      $2,388,127


Liabilities and Shareholder's Equity

Long-term debt, 2.80% - 3.00%
  due 2009                                        $  100,000      $     -
Short-term debt                                      605,622         559,320
Other liabilities                                      4,849           5,010

Total liabilities                                    710,471         564,330

Shareholder's equity:
  Common stock                                         1,000           1,000
  Additional paid-in capital                         996,305         920,276
  Other equity                                        37,413         (14,947)
  Retained earnings                                1,341,524         917,468

Total shareholder's equity                         2,376,242       1,823,797

Total liabilities and shareholder's equity        $3,086,713      $2,388,127




See Notes to Condensed Financial Statements.

                    American General Finance, Inc.
                    Condensed Statements of Income




                                                 Years Ended December 31,
                                                2004       2003       2002
                                                  (dollars in thousands)

Revenues
  Dividends received from subsidiaries        $ 15,827   $176,065   $154,692
  Interest and other                            19,053     24,310     20,389

Total revenues                                  34,880    200,375    175,081

Expenses
  Interest expense                              20,604     17,532     21,254
  Operating expenses                             1,564      3,127      2,713

Total expenses                                  22,168     20,659     23,967

Income before income taxes and equity
  in undistributed net income of
  subsidiaries                                  12,712    179,716    151,114

(Credit) Provision for Income Taxes             (1,090)     1,278     (1,252)

Income before equity in undistributed
  net income of subsidiaries                    13,802    178,438    152,366

Equity in Undistributed Net Income of
  Subsidiaries                                 464,252    187,665    194,460

Net Income                                    $478,054   $366,103   $346,826




See Notes to Condensed Financial Statements.


                       American General Finance, Inc.
                     Condensed Statements of Cash Flows



                                                      Years Ended December 31,
                                                    2004       2003        2002
                                                       (dollars in thousands)
Cash Flows from Operating Activities
Net Income                                       $ 478,054   $ 366,103   $ 346,826
Reconciling adjustments:
  Equity in undistributed net income
    of subsidiaries                               (464,252)   (187,665)   (194,460)
  Change in other assets and other liabilities       3,236     (13,024)    (38,695)
  Other, net                                         5,868      10,194       7,657
Net cash provided by operating activities           22,906     175,608     121,328

Cash Flows from Investing Activities
  Capital contributions to subsidiaries           (156,200)       -        (66,737)
  Change in notes receivable from subsidiaries     (33,594)     32,616      28,092
  Other, net                                          (186)       (743)     (1,200)
Net cash (used for) provided by
  investing activities                            (189,980)     31,873     (39,845)

Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt         100,000        -           -
  Repayment of long-term debt                         -           -         (1,284)
  Change in short-term debt                         46,302     (24,541)     34,028
  Capital contributions from parent                 75,000        -         33,000
  Dividends paid                                   (53,998)   (183,114)   (146,999)
Net cash provided by (used for)
  financing activities                             167,304    (207,655)    (81,255)

Increase (decrease) in cash and cash equivalents       230        (174)        228
Cash and cash equivalents at beginning of year         115         289          61
Cash and cash equivalents at end of year         $     345   $     115   $     289



<F1>
See Notes to Condensed Financial Statements.

                     American General Finance, Inc.
                 Notes to Condensed Financial Statements
                           December 31, 2004




Note 1.  Accounting Policies

AGFI records its investments in subsidiaries at cost plus the equity in undistributed (overdistributed) net income of subsidiaries since the date of the acquisition. You should read the condensed financial statements of the registrant in conjunction with AGFI's consolidated financial statements.



Note 2.  Long-term Debt

The long-term debt at December 31, 2004 matures in 2009.



Note 3.  Short-term Debt

Components of short-term debt were as follows:

                                               December 31,
                                           2004            2003
                                          (dollars in thousands)

Notes payable to subsidiaries            $309,009        $276,753
Commercial paper                          236,613         222,567
Notes payable to banks                     60,000          60,000

Total                                    $605,622        $559,320

                              Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2005.

                                  AMERICAN GENERAL FINANCE, INC.


                                  By: /s/  Donald R. Breivogel, Jr.
                                           Donald R. Breivogel, Jr.
                                  (Senior Vice President, Chief
                                   Financial Officer, and Director)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2005.



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

                                    Stephen H. Loewenkamp*
George W. Schmidt*                  Stephen H. Loewenkamp
George W. Schmidt                   (Director)
(Vice President, Controller,
 and Assistant Secretary -
 Principal Accounting Officer)      George D. Roach*
                                    George D. Roach
                                    (Director)
Stephen L. Blake*
Stephen L. Blake
(Director)                          *By: /s/  Donald R. Breivogel, Jr.
                                              Donald R. Breivogel, Jr.
                                    (Attorney-in-fact)

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

(4) a. The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of the Company's long-term debt and of our consolidated subsidiaries. In the aggregate, the outstanding issuances of debt at December 31, 2004 under the following Indenture exceeds 10% of the Company's total assets on a consolidated basis:

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

(23)    Consent of PricewaterhouseCoopers LLP, Independent Registered
        Accounting Firm

(24)    Power of Attorney

(31.1)  Rule 13a-14(a)/15d-14(a) Certifications

(31.2)  Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certifications