Form 10-K/A
period 2004-12-31
AMERICAN GENERAL FINANCE INC
filed 2005-04-08
CIK 25600

                                            THE FOLLOWING ITEMS WERE THE SUBJECT
                                             OF A FORM 12b-25 FILED ON MARCH 31,
                                                   2005 AND ARE INCLUDED HEREIN:
                                                  ITEMS 4, 10, 11, 12, 13 AND 15

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934

       For the fiscal year ended DECEMBER 31, 2004

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934

       For the transition period from            to           .
                                      ----------    ----------

                          Commission File Number 1-7422

                         AMERICAN GENERAL FINANCE, INC.
             (Exact name of registrant as specified in its charter)

               INDIANA                                   35-1313922
       (State of incorporation)             (I.R.S. Employer Identification No.)

 601 N.W. SECOND STREET, EVANSVILLE, IN                     47708
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (812) 424-8031

        Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]. Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes     No  X
                                                                   ---    ---

As the registrant is an indirect wholly owned subsidiary of American International Group, Inc., none of the registrant's common stock is held by non-affiliates of the registrant.

At April 7, 2005, there were 2,000,000 shares of the registrant's common stock, $.50 par value, outstanding.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2004, as initially filed by American General Finance, Inc. with the Securities and Exchange Commission (SEC) on March 7, 2005, and is being filed solely to include the information that was properly excluded from Form 10-K pursuant to General Instruction I of Form 10-K.

American General Finance, Inc. will be referred to as "AGFI" or collectively with its subsidiaries, whether directly or indirectly owned, as the "Company" or "we". AGFI is an indirect wholly owned subsidiary of American International Group, Inc. (AIG). AFGI's principal subsidiary is American General Finance Corporation (AGFC).

AIG has been unable to file its Annual Report on Form 10-K for the year ended December 31, 2004 within the prescribed time period applicable to AIG. This Form 10-K/A does not alter or restate any of the information we reported in the Form 10-K filed on March 7, 2005. Instead, it adds the disclosures we had previously omitted pursuant to General Instruction I of Form 10-K.

                                     PART I

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors are elected for one year terms at the annual meeting of the shareholder. They receive no additional compensation for serving as directors. The board of directors elects executive officers to one year terms subject to removal at the board's discretion. AGFI directors and executive officers are as follows:

              Name                Age*                           Position                            Director Since
              ----                ----                           --------                            --------------
Frederick W. Geissinger           59     President and Chief Executive Officer of  the Company            1995
                                         since November, 1995; also serving as Vice Chairman of
                                         American General Corporation since October, 1999

Stephen L. Blake                  54     Senior Vice President, Human Resources of the Company            1999
                                         since 1998

Donald R. Breivogel, Jr.          44     Senior Vice President and Chief Financial Officer of the         2001
                                         Company since January, 2002; served as Vice President
                                         and Chief Financial Officer from September, 2001 through
                                         January, 2002; Vice President, Chief Financial Officer
                                         and Treasurer from February, 2001, through September,
                                         2001; Vice President and Treasurer from August, 2000 to
                                         February, 2001; Director of Planning & Analysis for the
                                         Company from January, 1996 to August, 2000

Robert A. Cole                    53     Senior Vice President, Marketing and Insurance                   1997
                                         Operations of the Company since September, 2003; served
                                         as Senior Vice President, Risk Management, Marketing and
                                         Insurance Operations from February, 2001 through
                                         September, 2003; and Senior Vice President, Risk
                                         Management and Chief Financial Officer from November,
                                         1997 through February, 2001

William N. Dooley                 52     Senior Vice President - Financial Services of AIG since          2001
                                         1998; Vice President (1996-1998) and Treasurer
                                         (1992-1998) of AIG; held other positions at AIG since
                                         joining in 1978

Jerry L. Gilpin                   62     Senior Vice President, Information Systems & Services of         1996
                                         the Company since 1996

Stephen H. Loewenkamp             62     Executive Vice President of the Company since June,              2004
                                         2004; served as Senior Director of Operations for
                                         certain subsidiaries of the Company from 1996 to June,
                                         2004

George D. Roach                   54     President of MorEquity, Inc. (a subsidiary of the                2004
                                         Company) since 2004;
                                         served as Senior Director of Operations for certain
                                         subsidiaries of the Company from 1997 to June, 2004

Timothy M. Hayes                  49     Senior Vice President, General Counsel & Corporate                -
                                         Secretary of the Company since April 3, 2000

Jerry Schiano                     44     President and Chief Executive Officer of Wilmington               -
                                         Finance, Inc. (WFI) (a subsidiary of the Company) since
                                         1999

Gregory E. Reynolds               46     Senior Vice President, Acquisitions and Corporate                 -
                                         Development of the Company since August, 2004; served as
                                         Senior Vice President

                                         and Vice President, Business Development of Federal Home
                                         Loan Mortgage Corporation (Freddie Mac) from 2001 through
                                         2003; and Senior Vice President, Corporate Controller of
                                         Freddie Mac from 1998 to 2001

Bryan A. Binyon                   48     Vice President and Treasurer of the Company since                 -
                                         September, 2001; served as Vice President and Treasurer
                                         of KB Home from August, 2000 to August, 2001; and Vice
                                         President and Treasurer of the Company from 1998 through
                                         2000

Raymond S. Brown                  56     Vice President, Risk Management of the Company since              -
                                         October, 1999

George W. Schmidt                 60     Vice President, Controller, and Assistant Secretary of            -
                                         the Company since January, 2003; served as Controller
                                         and Assistant Secretary of the Company since June, 1992

* As of March 31, 2005

Mr. Schiano was a Senior Vice President of ContiMortgage Corp. from October 1993 to October, 1999. ContiMortgage Corp. filed for relief under Chapter 11 of the United States Bankruptcy Code on May 17, 2000.

The Company does not have an audit committee and relies on the Audit Committee of the board of directors of AIG.

                           CODE OF ETHICS AND CONDUCT

The Company's employees are subject to AIG's Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. In the second quarter of 2004, AIG adopted the AIG Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics, which covers such directors and officers of AIG and its subsidiaries, including the Company and the Company's Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer). Both of these Codes appear in the Corporate Governance section of www.aigcorporate.com.

ITEM 11. EXECUTIVE COMPENSATION.

Each of the executive officers of AGFI is also an executive officer of AGFC. We do not allocate the compensation that such individuals receive between the two companies. Except as otherwise indicated, we pay the compensation as presented below to such individuals for services they provide to AGFI, AGFC and all subsidiaries of both companies.

                           SUMMARY COMPENSATION TABLE

Compensation accrued for services in all capacities to AGFI and its subsidiaries by the "named executive officers" required to be disclosed pursuant to the rules of the SEC was as follows:

                                             Annual Compensation              Long Term Compensation
                                      ---------------------------------- ---------------------------------
                                                                         Restricted
                                                            Other Annual   Stock     Securities              All Other    SICO LTIP
                                                    Bonus   Compensation   Awards    Underlying     LTIP    Compensation   Payouts
Name and Principal Position   Year     Salary        (3)           (4)     (5)(6)    Options(#)    Payouts      (7)          (8)
---------------------------   ----     ------        ---           ---     ------    ----------    -------      ---          ---
Frederick W. Geissinger       2004    $500,001    $890,000    $ 50,384          --      35,000    $     --    $  9,225    $     --
  President and Chief         2003     509,616     840,000      46,607          --     143,500          --      64,150          --
  Executive Officer           2002     490,385     650,000      18,185          --     209,686          --       8,260          --

Jerry Schiano(1)(9)           2004     300,000     875,000      13,200    $128,940          --          --       2,581          --
  President and Chief         2003     299,954     769,599      13,200          --       5,000          --       6,000          --
  Executive Officer-          2002         n/a         n/a         n/a          --          --          --          --          --
  Wilmington Finance, Inc.

George D. Roach(2)            2004     217,212     125,000      16,029          --       4,600          --      14,350          --
  President-                  2003         n/a         n/a         n/a          --         n/a          --         n/a          --
  MorEquity, Inc.             2002         n/a         n/a         n/a          --         n/a          --         n/a          --

Stephen H. Loewenkamp(2)      2004     205,577     125,000          --          --       4,600          --      14,350          --
  Executive Vice President -  2003         n/a         n/a         n/a          --         n/a          --         n/a          --
  Branch Operations           2002         n/a         n/a         n/a          --         n/a          --         n/a          --

Timothy M. Hayes              2004     250,001     124,000          --          --       2,300          --       9,225          --
  Senior Vice President       2003     254,809     124,000       9,000          --       4,900          --      33,412          --
  and General Counsel         2002     250,001     100,000      15,800          --      10,096          --       8,805          --

      1) WFI became a subsidiary of the Company effective January 1, 2003. Prior to that date, Mr. Schiano was not an executive officer of the Company.

      2) Messrs. Roach and Loewenkamp became executive officers of the Company during 2004.

      3) Amounts shown include quarterly bonuses paid pursuant to an AIG quarterly bonus program as follows: Mr. Geissinger - $90,000 (2003 and 2004); Mr. Hayes - $24,000 (2003 and 2004).

      4) Amounts shown in "Other Annual Compensation" for Mr. Geissinger include payment of an annual salary from C.V. Starr & Co., Inc. (Starr) - $25,000 (2003 and 2004); annual bonus from Starr - $25,000

            (2004); and automobile allowance - $14,400 (2002). Amounts for Mr. Schiano include an automobile allowance of $13,200 (2003 and 2004). Amounts shown for Mr. Roach include relocation expense reimbursement
            - $15,954 (2004). Amounts shown for Mr. Hayes include an automobile allowance - $9,000 (2003), $10,800 (2002); and financial planning and consulting - $5,000 (2002).

      5) Aggregate market value on the date of grant based on closing sale price of AIG Common Stock as reported in the New York Stock Exchange Composite Transactions Report.

      6) At December 31, 2004, the aggregate number and value of restricted shares previously awarded based on the closing sale price of AIG's Common Stock (as reported in the New York Stock Exchange Composite Transactions Report) on December 31, 2004 were as follows: Mr.
            Schiano: 2,000 shares - $131,340 and Mr. Roach: 600 shares - $39,402. Dividends are not paid on restricted shares until they are vested. Restricted shares vest on the fourth anniversary of the date of grant.

      7) Amounts shown in "All Other Compensation" for Mr. Geissinger represent advance payment of benefits that were scheduled to be paid under the change in control severance agreement of $50,257 in 2003; matching contributions under the 401(k) Plan - $9,225 (2004), $9,000
            (2003), and $8,260 (2002); and premiums paid by the Company for a group carve out individual life insurance policy and the value of split-dollar life insurance - $8,586 (2003), and $3,785 (2002).
            Amounts shown for Mr. Schiano represent matching contributions under the 401(k) Plan - $2,581 (2004), and $6,000 (2003). Amounts shown for Messrs. Roach and Loewenkamp represent matching contributions under the 401(k) Plan - $14,350 (2004) for each. Amounts shown for Mr. Hayes represent advance payment of benefits that were scheduled to be paid under the change in control severance agreement of $23,778 (2003); matching contributions under the 401(k) Plan - $9,225 (2004), $9,000 (2003), and $8,260 (2002); and premiums paid by the Company for a group carve out individual life insurance policy and the value of split-dollar life insurance - $634 (2003), $545 (2002). American General Corporation (AGC), the former ultimate parent of the Company, had in place certain change in control severance agreements (Severance Agreements) which were triggered by AIG's acquisition of AGC and Messrs. Geissinger and Hayes were parties to these agreements. The Severance Agreements provided for payment of certain benefits in the event of changes in terms or conditions of employment (including pay and benefits) within 3 years after the acquisition was completed. Certain payments were made to executive officers pursuant to the Severance Agreements, and the Severance Agreements terminated in August, 2004.

      8)    There were no LTIP payouts under Starr International Company, Inc.'s
            (SICO) Deferred Compensation Profit Participation Plan (the SICO
            Plan). Messrs. Geissinger and Hayes participate in the SICO Plan and information with respect to their awards under the SICO Plan for the two-year period from January 1, 2003 to December 31, 2004 is set forth below in the table SICO Long-Term Incentive Plan Awards.

      9) Mr. Schiano is employed as the Chief Executive Officer of WFI, which we acquired in January, 2003. In connection with the acquisition, Mr. Schiano entered into an employment agreement with WFI. Under the agreement, Mr. Schiano receives a base salary of $300,000 per year, and may be eligible for an annual bonus, the payment and amount of which depend on WFI's actual pretax earnings compared to a specified profit target for each year as established by the Company from time to time. While the agreement has a five year term, it may be terminated by either party at any time for no reason; any severance payments to Mr. Schiano in the event of an early termination would be dependent on the reason for termination. If Mr. Schiano is terminated without cause, or resigns for good reason (as described in the agreement), he will be eligible to receive a severance payment consisting of monthly base salary plus benefits for a declining number of months (currently, 18 months) over the remaining term of the agreement.

                              OPTION GRANTS IN 2004

Options to purchase shares of AIG Common Stock which were granted during 2004 to the individuals named in the Summary Compensation Table were as follows:

                                                   Percentage
                                                    of Total     Percentage
                                                    Options       of Total                             Potential Realizable Value
                                                    Granted        Options                             at Assumed Annual Rates of
                                                     to the        Granted                               Stock Appreciation for
                                      Number of     Company's      to AIG      Exercise                       Option Term
                                      Securities    Employees     Employees      Price                 --------------------------
                           Date of    Underlying     During        During         Per     Expiration     5 Percent   10 Percent
Name                        Grant     Options(1)      2004          2004         Share       Date           (2)         (3)
----                        -----     ----------   -----------   -----------     -----       ----           ---         ---
Frederick W. Geissinger    12/16/04       35,000        58.24%         1.04%   $  64.47    12/16/14    $1,419,069     $3,596,200
Jerry Schiano                    --           --           --            --          --          --            --             --
George D. Roach            12/16/04        4,600         7.65%           (4)      64.47    12/16/14       186,506        472,643
Stephen H. Loewenkamp      12/16/04        4,600         7.65%           (4)      64.47    12/16/14       186,506        472,643
Timothy M. Hayes           12/16/04        2,300         3.83%           (4)      64.47    12/16/14        93,253        236,322

      1) All options were granted pursuant to AIG's Amended and Restated 1999 Stock Option Plan at an exercise price equal to the fair market value of such stock at the date of grant. The option grants in 2004 provide that 25 percent of the options granted on any date become exercisable on each anniversary date in each of the successive four years and expire ten years from the date of grant.

      2) The appreciated price per share at 5 percent per year is $105.01 per share.

      3) The appreciated price per share at 10 percent per year is $167.22 per share.

      4) Represents less than 1% of total AIG options granted to AIG employees during 2004.

       AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED DECEMBER 31, 2004
                       AND DECEMBER 31, 2004 OPTION VALUES

The exercise of options to purchase shares of AIG Common Stock during 2004 by the individuals named in the Summary Compensation Table and the unexercised options to purchase AIG Common Stock held by such individuals at December 31, 2004 was as follows:

                                                                   Number of Securities
                                                                  Underlying Unexercised          Value of Unexercised
                                 Shares                                 Options at              In-the-Money Options at
                                Acquired                             December 31, 2004           December 31, 2004 (2)
                                   on            Value         -----------------------------------------------------------
         Name                   Exercise       Realized(1)     Exercisable    Unexercisable   Exercisable    Unexercisable
         ----                   --------       -----------     -----------    -------------   -----------    -------------
Frederick W. Geissinger            23,160      $  836,771         436,716         333,839      $2,536,995      $  997,865
Jerry Schiano                          --              --           1,250           3,750           2,150           6,450
George D. Roach                       579          23,368          39,951          13,844         338,090          72,521
Stephen H. Loewenkamp              34,738         817,513          15,705          12,032          18,069          49,059
Timothy M. Hayes                       --              --          24,133          12,848         155,313          56,398

(1) Aggregate market value on date of exercise (closing sale price as reported in the New York Stock Exchange Composite Transactions Report) less aggregate exercise price.

(2) Aggregate market value on December 31, 2004 (closing sale price as reported in the New York Stock Exchange Composite Transactions Report) less aggregate exercise price.

                    SICO LONG-TERM INCENTIVE PLAN AWARDS (1)

Certain information with respect to benefits granted under the SICO Plan which were granted during 2002 (with respect to the 2003-2004 period) to the individuals named in the Summary Compensation Table was as follows:

                             Number       Unit Award      Estimated Future
         Name               of Units        Period            Payouts
         ----               --------        ------            -------
Frederick W. Geissinger          900       Two years           10,800
Jerry Schiano                     --          --
George D. Roach                   --          --
Stephen H. Loewenkamp             --          --
Timothy M. Hayes                 300       Two Years            2,400

(1) Awards represent grants of units under the SICO Plan with respect to the two-year period from January 1, 2003 through December 31, 2004. The SICO Plan contains neither threshold amounts nor maximum payout limitations. The number of shares of AIG Common Stock, if any, allocated to a unit for the benefit of a participant in the SICO Plan is primarily dependent upon two factors: the growth in future earnings of AIG during the unit award period and the book value of AIG at the end of the award period. As a result, the number of shares to be allocated with respect to units held for the 2003-2004 period and the value of such shares upon future payout cannot be determined at this time. The number of shares shown under "Estimated Future Payouts" represent the number of shares contingently allocable to the named individuals based upon the units awarded to them for the 2003-2004 period, assuming the same criteria as those used to allocate the shares of AIG Common Stock for the 2001-2002 period. Prior to earning the right to payout, the participant is not entitled to any equity interest with respect to such shares, and the shares are subject to forfeiture under certain conditions, including but not limited to the participant's voluntary termination of employment with AIG or its subsidiaries prior to normal retirement age other than by death or disability.

The Company participates in several employee benefit plans sponsored by AIG.


                                PENSION BENEFITS

Prior to the purchase of American General Corporation (AGC) by AIG, the Company's employees were covered by the American General Retirement Plan (AG
Plan). The AG Plan benefits were based on the employee's period of employment with the Company and its subsidiaries (up to a maximum of 40 years of benefits service). Benefits were calculated using average monthly compensation (including all cash compensation except for certain excluded payments such as severance payments, and subject to limitations for certain highly compensated employees imposed by law) during the highest 5 consecutive calendar years of the last 10 years of employment, and covered compensation, using the average Social Security taxable wage base over a 35-year period, ending when an employee attains Social Security retirement age. The AG Plan benefit was frozen as of December 31, 2002.

Employees of the Company and its subsidiaries became eligible for the American International Group, Inc. Retirement Plan (AIG Plan), effective January 1, 2003. The AG Plan was merged into the AIG Plan. Employees were given both vesting and benefit service credit for their prior service with the Company and its subsidiaries.

The AIG Plan is a non-contributory, qualified, defined benefit plan. For employees of the Company and its subsidiaries, the formula equals .925% times Average Final Compensation (defined as the average annual compensation, which includes base pay and sales commissions, subject to limitations for certain highly compensated employees imposed by law, during the three consecutive years in the last ten years of credited service affording the highest such average) up to 150% of the employee's "covered compensation" (the average of the Social Security Wage Bases during the 35 years preceding the Social Security retirement age), plus 1.425% times Average Final Compensation in excess of 150% of "covered compensation" times years of credited service (up to 35 years), plus 1.425% times Average Final Compensation times years of credited service in excess of 35 years but limited to 44 years.

Employees of the Company and its subsidiaries will receive pension payments based on the greater of (A) or (B). (A) is equal to (i) the AG Plan benefit frozen as of December 31, 2002, plus (ii) a benefit reflecting service after December 31, 2002 using the AIG Plan formula. (B) is equal to a benefit determined using the AIG Plan formula reflecting service for employment with the Company or its subsidiaries before and after AIG's acquisition of AGC.

AGC also had in place the American General Restoration of Retirement Income Plan (AG Restoration Plan) for employees participating in the AG Plan whose benefits under the AG Plan were limited by applicable tax laws. The AG Restoration Plan provided benefits in excess of the AG Plan benefits determined as if the benefit under the AG Plan had been calculated without the limitations imposed by applicable tax laws. The AG Restoration Plan was a nonqualified, unfunded plan, and was frozen as of December 31, 2002.

Certain employees also became eligible for payments under the AIG Excess Retirement Income Plan (AIG Excess Plan), effective January 1, 2003. The AIG Excess Plan was established to provide additional retirement benefits to designated executives and key employees, and replaced the AG Restoration Plan.

In addition, certain officers are covered by the AGC Supplemental Executive Retirement Agreement (SERA) or the AGC Supplemental Executive Retirement Plan

(SERP). The SERA and SERP are non-qualified, unfunded, defined benefit pension plans or agreements that provide for payment computed on the basis of a straight-life annuity with a 10-year term certain period, subject to certain offsets for payments under the AIG Plan, the AG Restoration Plan, the AIG Excess Plan and Social Security payments. Compensation used to calculate payments includes annual salary and bonus amounts. The SERA and SERP benefit accruals continued in effect for 3 years after the acquisition of AGC by AIG, and benefits were frozen effective August 31, 2004.

Annual amounts of normal retirement pension commencing at normal retirement age of 65 based on average final compensation and credited service under the AIG Plan, the AG Restoration Plan and the AIG Excess Plan are illustrated in the following table:

                       ESTIMATED ANNUAL PENSION AT AGE 65

   AVERAGE
    FINAL
COMPENSATION     10 YEARS    15 YEARS     20 YEARS     25 YEARS     30 YEARS    35 YEARS   40 YEARS
------------     --------    --------     --------     --------     --------    --------   --------
 $  125,000       $14,341     $21,512      $28,682      $35,853      $43,024     $50,194    $59,100
 $  150,000        17,904      26,856       35,807       44,759       53,711      62,663     73,350
 $  175,000        21,466      32,199       42,932       53,666       64,399      75,132     87,600
 $  200,000        25,029      37,543       50,057       62,572       75,086      87,600    101,850
 $  225,000        28,591      42,887       57,182       71,478       85,774     100,069    116,100
 $  250,000        32,154      48,231       64,307       80,384       96,461     112,538    130,350
 $  300,000        39,279      58,918       78,557       98,197      117,836     137,475    158,850
 $  375,000        49,966      74,949       99,932      124,916      149,899     174,882    201,600
 $  400,000        53,529      80,293      107,057      133,822      160,586     187,350    215,850
 $  500,000        67,779     101,668      135,557      169,447      203,336     237,225    272,850
 $  600,000        82,029     123,043      164,057      205,072      246,086     287,100    329,850

The amounts shown in the table above reflect benefits calculated under the AIG Plan, the AG Restoration Plan and the AIG Excess Plan assuming the benefits described in (B) above (the AIG pension formula for all benefit service) result in the greater benefit. The table does not reflect benefits payable under the SERP or the SERA.

The years of benefit service under the pension plans as of December 31, 2004 are as follows: Mr. Geissinger -- 10.9 years; Mr. Loewenkamp -- 39.8 years; Mr. Roach -- 17.0 years; Mr. Hayes -- 4.8 years. Base salaries used to calculate benefits under the pension plans as of December 31, 2004 are as follows: Mr. Geissinger -- $525,000; Mr. Loewenkamp -- $205,577; Mr. Roach -- $217,211; Mr.
Hayes -- $250,000.

Payments under the AGC plans have been "frozen" as of the dates noted above, and as a result, projected payments for the four officers need to be determined on an individual basis. Assuming a normal retirement age of 65, the following officers would receive the annual pension payments noted: Mr. Geissinger - $397,406 (payable as a 10-year certain and continuous annuity); Mr. Loewenkamp - $117,523 (payable as a life annuity); Mr. Roach - $74,861 (payable as a life annuity); and Mr. Hayes - $90,458 (payable as a 10-year certain and continuous annuity);. As an employee of WFI, Mr. Schiano is not covered by the Company's pension plan; WFI does not have a pension plan. Mr. Geissinger and Mr. Hayes also have the option to select certain benefits as a lump sum.

Employees of the Company and its subsidiaries participate in the American International Group, Inc. Incentive Savings Plan (Incentive Savings Plan), a 401(k) plan established by AIG which includes salary reduction contributions by employees and matching contributions. Matching contributions vary based on the number of years the employee has been employed. As an employee of WFI, Mr. Schiano is not covered by the Incentive Savings Plan; WFI has a separate 401(k) plan which similarly provides for salary reduction and matching contributions (the matching contributions are not based on years of service).

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The board of directors of the Company does not have a Compensation Committee. Compensation decisions regarding the Chief Executive Officer are made by AIG. Compensation decisions regarding other executive officers are made by the Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

AGFI is an indirect wholly owned subsidiary of AIG. The number of shares of AIG Common Stock beneficially owned as of January 31, 2005, by directors, executive officers named in the Summary Compensation Table (as set forth in Item 11) and directors and executive officers as a group were as follows:

                                           AIG Common Stock
                                           ----------------
                                         Amount and Nature of
                                         Beneficial Ownership
Director or Executive Officer                (1)(2)(3)(5)
-----------------------------                ------------
Frederick W. Geissinger (4)                    452,446
Stephen L. Blake                                42,375
Donald R. Breivogel, Jr.                        13,443
Robert A. Cole                                  38,977
William N. Dooley (4)                           81,896
Jerry L. Gilpin                                 73,216
Stephen H. Loewenkamp                           22,050
George D. Roach                                 46,141
Timothy M. Hayes                                31,057
Jerry Schiano                                    1,700
All Directors and Executive Officers
   as a Group                                  825,853

1) The number of shares of AIG Common Stock owned by each individual and by all directors and executive officers as a group represents less than 1% of the outstanding shares of AIG Common Stock.

2) The number of shares of AIG Common Stock shown includes shares with respect to which the individual shares voting and investment power as follows: Mr. Loewenkamp - 725 shares with his spouse; Mr. Schiano - 450 shares with his spouse.

3) The number of shares of AIG Common Stock shown includes shares subject to options which may be exercised within 60 days as follows: Mr. Geissinger - 452,243, Mr. Dooley - 50,218, Mr. Hayes - 26,057, Mr. Loewenkamp - 17,377,
      Mr. Roach - 41,406 and Mr. Schiano - 1,250, Mr. Cole - 37,867, Mr. Breivogel - 12,931, Mr. Blake - 40,506, Mr. Gilpin - 69,411, and all Directors and Executive Officers as a Group - 765,410.

4) Each of Mr. Geissinger and Mr. Dooley hold equity securities of Starr as follows: Mr. Geissinger - 125 shares of Common Stock Class B (non-voting) and 250 shares of Preferred Stock; and Mr. Dooley - 750 shares of Common Stock and 4,750 shares of various series of Preferred Stock.

5) The number of shares of AIG Common Stock shown excludes the following shares owned by members of the named individual's immediate family as to which such individual has disclaimed beneficial ownership: Mr. Blake - 215 shares held by his spouse; Mr. Dooley - 17,480 shares held by various family members; Mr. Roach - 161 shares held by his spouse; and Mr. Hayes - 5,000 shares held by his spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                             AIG AND ITS AFFILIATES

During 2004, we paid cash dividends to our stockholder aggregating $54 million and received cash capital contributions from our stockholder in the amount of $75 million. We are party to cost sharing arrangements with AIG which provide for an allocation of corporate costs to the Company. The charges include, but are not limited to, pension costs, certain senior management compensation and costs of various corporate services. During 2004 the charges aggregated $15 million.

The counterparty to certain of our derivative financial instruments that relate to long-term debt is an AIG subsidiary, AIG Financial Products Corp. (AIGFP). During 2004, we executed the equivalent of $2.1 billion notional amount of interest rate swap, foreign currency swap and equity-indexed swap transactions with AIGFP. Additionally during 2004, we entered into and subsequently terminated a short-term Treasury rate lock agreement with AIGFP with a notional amount of $300 million. All of these transactions with AIGFP were executed in connection with the Company's issuances of long-term debt in the capital markets and were on arms-length bases.

We join in the filing of a consolidated U.S. Federal income tax return with AIG and its eligible domestic subsidiaries. We are a party to a written agreement (the "Tax Sharing Agreement") with AIG setting forth the manner in which the total consolidated U.S. Federal income tax is allocated to each entity that joins in the consolidated return. The Tax Sharing Agreement provides that AIG agrees not to charge us a greater portion of the consolidated tax liability than would have been paid by us had we filed a separate federal income tax return. Additionally, AIG agrees to reimburse us for any tax benefits arising out of net losses or tax credits, if any, within ninety days after the filing of the consolidated federal income tax return for the year in which such losses or tax credits are utilized by AIG.

Certain of our subsidiaries have agreements with AIG Federal Savings Bank (AIG
Bank), a non-subsidiary affiliate, in two businesses. First, we purchase and service private label receivables originated by AIG Bank pursuant to a participation agreement. Private label receivables are open end accounts that account holders can use for financing repeated purchases from the same merchant. Second, our mortgage origination subsidiaries have entered into agreements with AIG Bank whereby these subsidiaries provide marketing, certain mortgage origination processing services, loan servicing, and related services for AIG Bank's origination and sale of non-conforming residential real estate loans. Our subsidiaries regularly purchase a portion of the mortgages so originated. Fees paid pursuant to these agreements are based on arms-length market price for the services. Each of AIG Bank on the one hand and the Company's subsidiaries on the other hand receives compensation in the aforementioned agreements. The Company's 2004 revenues include an aggregate net amount of $196.8 million as compensation received from AIG Bank for services rendered or activities undertaken by the Company's private label and mortgage operations.

                                      OTHER

In 2002, the Company entered into an agreement to purchase all of the stock of WFI which transaction was consummated effective January 1, 2003. Mr. Schiano, the founder and Chief Executive Officer of WFI, was a holder of approximately 19% of the shares of WFI, and was one of the selling shareholders. The purchase price was $121 million, part of which was deferred as to the individual selling shareholders who were part of management. The purchase price was determined based on arms-length negotiations between the management of the Company and the sellers and was approved by the board of directors of the Company. Deferred payments, which are scheduled to be made annually over a five (5) year period, are contingent on the continued employment by WFI of the individual selling shareholders. The payment by the Company to Mr. Schiano which is attributable to 2004 under the agreement was $2.08 million. Assuming Mr. Schiano continues to meet the contingency described above, the Company will be required to pay approximately $2.83 million in the aggregate to Mr. Schiano in the future under the agreement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) AND (2) THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES ARE INCLUDED IN ITEM 8 OF THE COMPANY'S FORM 10-K FILED ON MARCH 7, 2005:

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

            Consolidated Statements of Shareholder's Equity, years ended December 31, 2004, 2003, and 2002

            Consolidated Statements of Cash Flows, years ended December 31, 2004, 2003, and 2002

            Consolidated Statements of Comprehensive Income, years ended December 31, 2004, 2003, and 2002

            Notes to Consolidated Financial Statements

      Schedule I--Condensed Financial Information of Registrant is included in
      Item 15(d) of the Company's Form 10-K filed on March 7, 2005.

      All other financial statement schedules have been omitted because they are inapplicable.

      (3)   Exhibits:

            Exhibits are listed in the Exhibit Index beginning on page 19 herein.

(b)   EXHIBITS

      The exhibits required to be included in this portion of Item 15. are submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 7, 2005.

                                  AMERICAN GENERAL FINANCE, INC.

                                  By: /s/  Donald R. Breivogel, Jr.
                                  ------------------------------------
                                           Donald R. Breivogel, Jr.
                                  (Senior Vice President, Chief
                                   Financial Officer, and Director)

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

(12)        Computation of ratio of earnings to fixed charges *

(21)        Subsidiaries of American General Finance, Inc.

(23)        Consent of PricewaterhouseCoopers LLP, Independent Registered
            Accounting Firm *

(24)        Power of Attorney *

(31.1)      Rule 13a-14(a)/15d-14(a) Certifications

(31.2)      Rule 13a-14(a)/15d-14(a) Certifications

(32)        Section 1350 Certifications

* Included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 7, 2005.