Form 10-Q
period 2005-06-30
AMERICAN GENERAL FINANCE INC
filed 2005-08-02
CIK 25600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2005
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 1-7422 AMERICAN GENERAL FINANCE, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1313922
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
(812) 424-8031
(Registrant’s telephone number, including area code)

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

Yes         No  X

At August 2, 2005, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

AVAILABLE INFORMATION

American General Finance, Inc. (AGFI) files annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the SEC).  The SEC maintains a website that contains annual, quarterly, and current reports and other information that issuers (including AGFI) file electronically with the SEC.  The SEC’s website is www.sec.gov.

The following reports are available free of charge on our Internet website www.agfinance.com as soon as reasonably practicable after we file them with or furnish them to the SEC:

•

our 2005 Current Reports on Form 8-K;

•

our 2005 Quarterly Reports on Form 10-Q; and

•

our Annual Report on Form 10-K as amended by our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004.

The information on our website is not incorporated by reference into this report.  The website addresses listed above are provided for the information of the reader and are not intended to be active links.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Revenues Finance charges	$576,280	$483,501	$1,121,420	$ 947,159
Insurance	40,809	43,679	83,318	89,380
Other: Net service fee income from a non-subsidiary affiliate	79,378	38,473	139,370	72,199
Miscellaneous	26,761	31,205	53,861	61,178
Total revenues	723,228	596,858	1,397,969	1,169,916
Expenses Interest expense	216,704	146,900	413,164	284,561
Operating expenses: Salaries and benefits	140,215	126,355	272,351	246,235
Other operating expenses	72,774	71,690	147,451	142,519
Provision for finance receivable losses	69,922	65,267	134,587	124,520
Insurance losses and loss adjustment expenses	15,953	18,000	33,101	39,127
Total expenses	515,568	428,212	1,000,654	836,962
Income before provision for income taxes	207,660	168,646	397,315	332,954
Provision for Income Taxes	77,256	61,396	147,049	121,066
Net Income	$130,404	$107,250	$ 250,266	$ 211,888

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2005	2004
	(dollars in thousands)
Assets Net finance receivables: Real estate loans	$18,368,638	$15,742,238
Non-real estate loans	3,120,468	3,043,602
Retail sales finance	1,379,957	1,382,018
Net finance receivables	22,869,063	20,167,858
Allowance for finance receivable losses	(466,032)	(456,031)
Net finance receivables, less allowance for finance receivable losses	22,403,031	19,711,827
Investment securities	1,400,045	1,378,362
Cash and cash equivalents	178,255	160,610
Other assets	877,338	984,973
Total assets	$24,858,669	$22,235,772
Liabilities and Shareholder’s Equity Long-term debt	$16,617,676	$14,679,501
Short-term debt	4,705,258	4,299,085
Insurance claims and policyholder liabilities	408,868	422,957
Other liabilities	420,792	414,441
Accrued taxes	27,652	43,546
Total liabilities	22,180,246	19,859,530
Shareholder’s equity: Common stock	1,000	1,000
Additional paid-in capital	1,016,305	996,305
Accumulated other comprehensive income	69,330	37,413
Retained earnings	1,591,788	1,341,524
Total shareholder’s equity	2,678,423	2,376,242
Total liabilities and shareholder’s equity	$24,858,669	$22,235,772

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(dollars in thousands)
Cash Flows from Operating Activities Net income	$ 250,266	$ 211,888
Reconciling adjustments: Provision for finance receivable losses	134,587	124,520
Depreciation and amortization	81,602	87,184
Deferral of finance receivable origination costs	(42,875)	(40,350)
Deferred income tax (benefit) charge	(19,377)	2,499
Origination of real estate loans held for sale	(88,234)	(60,261)
Sales and principal collections of real estate loans held for sale	42,024	74,407
Change in other assets and other liabilities	3,183	130,237
Change in insurance claims and policyholder liabilities	(14,089)	(10,012)
Change in taxes receivable and payable	(16,167)	2,320
Other, net	(6,800)	(3,939)
Net cash provided by operating activities	324,120	518,493
Cash Flows from Investing Activities Finance receivables originated or purchased	(6,851,986)	(6,440,268)
Principal collections on finance receivables	4,041,831	3,672,128
Investment securities purchased	(212,678)	(357,506)
Investment securities called and sold	177,495	326,050
Investment securities matured	16,000	6,100
Change in premiums on finance receivables purchased and deferred charges	(16,889)	(11,755)
Other, net	(12,130)	(7,214)
Net cash used for investing activities	(2,858,357)	(2,812,465)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	3,343,119	2,871,508
Repayment of long-term debt	(1,217,410)	(727,172)
Change in short-term debt	406,173	175,086
Capital contribution from parent	20,000	60,000
Dividends paid	-	(24,001)
Net cash provided by financing activities	2,551,882	2,355,421
Increase in cash and cash equivalents	17,645	61,449
Cash and cash equivalents at beginning of period	160,610	145,462
Cash and cash equivalents at end of period	$ 178,255	$ 206,911

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net income	$130,404	$107,250	$250,266	$211,888
Other comprehensive gain (loss): Changes in net unrealized gains (losses): Investment securities	27,372	(52,972)	1,104	(37,285)
Swap agreements	(23,144)	23,569	30,602	15,776
Minimum pension liability	-	-	(2,247)	-
Income tax effect: Investment securities	(9,579)	18,541	(386)	13,050
Swap agreements	8,100	(8,249)	(10,710)	(5,521)
Minimum pension liability	-	-	876	-
Changes in net unrealized gains (losses), net of tax	2,749	(19,111)	19,239	(13,980)
Reclassification adjustments for realized losses included in net income: Investment securities	1,909	932	4,216	163
Swap agreements	7,787	15,224	15,289	30,813
Income tax effect: Investment securities	(669)	(326)	(1,476)	(57)
Swap agreements	(2,725)	(5,329)	(5,351)	(10,785)
Realized losses included in net income, net of tax	6,302	10,501	12,678	20,134
Other comprehensive gain (loss), net of tax	9,051	(8,610)	31,917	6,154
Comprehensive income	$139,455	$ 98,640	$282,183	$218,042

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2005

Note 1.  Basis of Presentation

American General Finance, Inc. will be referred to as “AGFI” or collectively with its subsidiaries, whether directly or indirectly owned, as the “Company” or “we”.  We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States for interim periods.  The statements include the accounts of AGFI and its subsidiaries, all of which are wholly owned.  We eliminated all intercompany items.  AGFI is an indirect wholly owned subsidiary of American International Group, Inc. (AIG).

We made all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair statement of the Company’s condensed consolidated financial statements.  You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.  To conform to the 2005 presentation, we reclassified certain items in the prior period.

Note 2.  Finance Receivables

Components of net finance receivables by type were as follows:

	June 30, 2005
	Real Estate Loans	Non-Real Estate Loans	Retail Sales Finance	Total
	(dollars in thousands)
Gross receivables	$18,272,775	$3,432,494	$1,508,140	$23,213,409
Unearned finance charges and points and fees	(129,274)	(381,561)	(142,662)	(653,497)
Accrued finance charges	113,570	38,263	14,753	166,586
Deferred origination costs	31,339	30,302	-	61,641
Premiums, net of discounts	80,228	970	(274)	80,924
Total	$18,368,638	$3,120,468	$1,379,957	$22,869,063

	December 31, 2004
	Real Estate Loans	Non-Real Estate Loans	Retail Sales Finance	Total
	(dollars in thousands)
Gross receivables	$15,664,295	$3,359,288	$1,511,684	$20,535,267
Unearned finance charges and points and fees	(128,899)	(387,504)	(144,521)	(660,924)
Accrued finance charges	101,475	39,812	14,942	156,229
Deferred origination costs	30,168	30,047	-	60,215
Premiums, net of discounts	75,199	1,959	(87)	77,071
Total	$15,742,238	$3,043,602	$1,382,018	$20,167,858

Note 3.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Balance at beginning of period	$456,031	$456,031	$456,031	$466,031
Provision for finance receivable losses	69,922	65,267	134,587	124,520
Charge-offs	(72,972)	(76,750)	(150,811)	(158,006)
Recoveries	13,051	11,483	26,225	23,486
Balance at end of period	$466,032	$456,031	$466,032	$456,031

Note 4.  Derivative Financial Instruments

Our principal borrowing subsidiary is American General Finance Corporation (AGFC), a wholly owned subsidiary of AGFI.  AGFC uses derivative financial instruments in managing the cost of its debt but is neither a dealer nor a trader in derivative financial instruments.  AGFC’s derivative financial instruments consist of interest rate, foreign currency, and equity-indexed swap agreements.

We design our interest rate and foreign currency swap agreements to qualify as cash flow hedges or fair value hedges.  While our equity-indexed swap agreement mitigates economic exposure of related equity-indexed debt, this swap agreement does not qualify as a cash flow or fair value hedge under GAAP.  At June 30, 2005, equity-indexed debt was immaterial.

Note 5.  Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	June 30,	December 31,
	2005	2004
	(dollars in thousands)
Net unrealized gains on investment securities	$46,973	$43,515
Net unrealized gains (losses) on swap agreements	23,728	(6,102)
Net unrealized losses on minimum pension liability	(1,371)	-
Accumulated other comprehensive income	$69,330	$37,413

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

•

originate real estate loans secured by first or second mortgages on residential real estate, which may be closed-end accounts or open-end home equity lines of credit;

•

originate secured and unsecured non-real estate loans;

•

purchase retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants; and

•

purchase private label receivables originated by AIG Federal Savings Bank (AIG Bank) under a participation agreement.

To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders.  We also offer credit and non-credit insurance and ancillary products to all eligible branch customers.

In our centralized real estate business segment, we:

•

provide, for fees, marketing services, certain origination processing services, loan servicing, and related services for AIG Bank;

•

originate real estate loans for transfer to the centralized real estate servicing center;

•

originate real estate loans for sale to investors with servicing released to the purchaser; and

•

service a portfolio of real estate loans generated through:

•

portfolio acquisitions from third party lenders;

•

correspondent relationships;

•

our mortgage origination subsidiaries;

•

refinancing existing mortgages; or

•

advances on home equity lines of credit.

In our insurance business segment, we write and reinsure credit life, credit accident and health, credit-related property and casualty, credit involuntary unemployment, and non-credit insurance covering our customers and the property pledged as collateral through products that the branch business segment offers its customers.  We also monitor our finance receivables to ensure that the related collateral is adequately protected.

Information about the Company’s segments as well as reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

For the three months ended June 30, 2005:

		Centralized		Total
	Branch	Real Estate	Insurance	Segments
	(dollars in thousands)
Revenues: External: Finance charges	$441,427	$160,899	$ -	$602,326
Insurance	170	-	40,639	40,809
Other	23	80,697	25,417	106,137
Intercompany	19,166	429	(16,183)	3,412
Pretax income	123,157	78,243	26,426	227,826

For the three months ended June 30, 2004:

		Centralized		Total
	Branch	Real Estate	Insurance	Segments
	(dollars in thousands)
Revenues: External: Finance charges	$424,524	$80,786	$ -	$505,310
Insurance	188	-	43,491	43,679
Other	(1,987)	43,777	25,440	67,230
Intercompany	20,096	206	(17,641)	2,661
Pretax income	122,779	31,919	25,415	180,113

For the six months ended June 30, 2005:

		Centralized		Total
	Branch	Real Estate	Insurance	Segments
	(dollars in thousands)
Revenues: External: Finance charges	$874,285	$297,471	$ -	$1,171,756
Insurance	347	-	82,971	83,318
Other	(954)	143,618	49,241	191,905
Intercompany	38,959	804	(33,099)	6,664
Pretax income	270,454	110,089	50,844	431,387

For the six months ended June 30, 2004:

		Centralized		Total
	Branch	Real Estate	Insurance	Segments
	(dollars in thousands)
Revenues: External: Finance charges	$850,399	$141,452	$ -	$991,851
Insurance	391	-	88,989	89,380
Other	(5,315)	81,307	49,699	125,691
Intercompany	40,566	444	(35,737)	5,273
Pretax income	258,282	47,153	47,563	352,998

Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Pretax income: Segments	$227,826	$180,113	$431,387	$352,998
Corporate	(19,098)	(10,528)	(31,158)	(20,202)
Adjustments	(1,068)	(939)	(2,914)	158
Consolidated pretax income	$207,660	$168,646	$397,315	$332,954

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REPORT OF MANAGEMENT’S RESPONSIBILITY

The Company’s management is responsible for the integrity and fair statement of our condensed consolidated financial statements and all other financial information presented in this report.  We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States (GAAP) for interim periods.  We made estimates and assumptions that affect amounts recorded in the financial statements and disclosures of contingent assets and liabilities.

The Company’s management is responsible for establishing and maintaining an internal control structure and procedures for financial reporting.  We designed these systems to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded according to GAAP under management’s direction and that financial records are reliable to prepare financial statements.  We support the internal control structure with careful selection, training and development of qualified personnel.  The Company’s employees are subject to AIG’s Code of Conduct designed to assure that all employees perform their duties with honesty and integrity.  In 2004, AIG adopted the AIG Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics, which covers such directors and officers of AIG and its subsidiaries, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.  We do not allow loans to executive officers.  The aforementioned systems include a documented organizational structure and policies and procedures that we communicate throughout the Company.  Our internal auditors report directly to AIG to strengthen independence.  They continually monitor the operation of our internal controls and report their findings to the Company’s management, AIG’s management, and AIG’s internal audit department.  We take prompt action to correct control deficiencies and improve the systems.  The Company’s management assesses any changes to our internal control structure quarterly.  Based on these assessments, management has concluded that the internal control structure and the procedures for financial reporting have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and our other publicly available documents may include, and the Company’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control.  These statements may address, among other things, the Company’s strategy for growth, product development, regulatory approvals, market position, financial results and reserves.  The Company’s actual results and financial condition may differ from the anticipated results and financial condition indicated in these forward-looking statements.  The important factors, many of which are outside of our control, which could cause the Company’s actual results to differ, possibly materially, include, but are not limited to, the following:

•

changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we access capital and invest cash flows from the insurance business segment;

•

changes in the competitive environment in which we operate, including the demand for our products, customer responsiveness to our distribution channels and the formation of business combinations among our competitors;

•

the effectiveness of our credit risk scoring models in assessing the risk of customer unwillingness or inability to repay;

•

shifts in collateral values, contractual delinquencies, and credit losses;

•

levels of unemployment and personal bankruptcies;

•

our ability to access capital markets and maintain our credit rating position;

•

changes in laws or regulations that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products;

•

the costs and effects of any litigation or governmental inquiries or investigations that are determined adversely to the Company;

•

changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;

•

our ability to integrate the operations of any acquisitions into our businesses;

•

changes in our ability to attract and retain employees or key executives to support our businesses; and

•

natural or accidental events such as fires or floods affecting our branches or other operating facilities.

We also direct readers to other risks and uncertainties discussed in other documents we file with the SEC.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING ESTIMATES

We consider our most critical accounting estimate to be the establishment of an adequate allowance for finance receivable losses.  Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly.  The Credit Strategy and Policy Committee exercises its judgment, based on quantitative analyses, qualitative factors, and each committee member’s experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses.  If its review concludes that an adjustment is necessary, we charge or credit this adjustment to expense through the provision for finance receivable losses.  We consider this estimate to be a critical accounting estimate that affects the net income of the Company in total and the pretax operating income of our branch and centralized real estate business segments.  We document the adequacy of the allowance for finance receivable losses, the analysis of the trends in credit quality, and the current economic conditions the Credit Strategy and Policy Committee considered to support its conclusions.  See Provision for Finance Receivable Losses for further information on the allowance for finance receivable losses.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements as defined by SEC rules.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital varies primarily with the amount of net finance receivables.  We base the mix of debt and equity primarily upon maintaining leverage that supports cost-effective funding.

	June 30,
	2005		2004
	Amount	Percent	Amount	Percent
	(dollars in millions)
Long-term debt	$16,617.7	69%	$13,015.1	70%
Short-term debt	4,705.3	20	3,642.2	19
Total debt	21,323.0	89	16,657.3	89
Equity	2,678.4	11	2,077.8	11
Total capital	$24,001.4	100%	$18,735.1	100%
Net finance receivables	$22,869.1		$17,936.5
Debt to equity ratio	7.96x		8.02x
Debt to tangible equity ratio	8.94x		8.95x

Reconciliations of equity to tangible equity were as follows:

	June 30,
	2005	2004
	(dollars in millions)
Equity	$2,678.4	$2,077.8
Goodwill	(224.7)	(224.7)
Accumulated other comprehensive (income) loss	(69.3)	8.8
Tangible equity	$2,384.4	$1,861.9

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term.  AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years.  AGFC and AGFI obtain most of our floating-rate funding by issuing and refinancing commercial paper and through issuances of long-term, floating-rate debt.  We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors.  At June 30, 2005, short-term debt included $3.9 billion of commercial paper.  AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days.  At June 30, 2005, short-term debt included $766.5 million of extendible commercial notes.

AGFC uses interest rate, foreign currency, and equity-indexed swap agreements in conjunction with specific debt issuances.  AGFC’s objective is to achieve net U.S. dollar, fixed or floating interest exposure at costs not materially different from costs AGFC would have incurred by issuing debt for the same net exposure without using derivatives.  Accordingly, this cost differential did not have a material effect on the Company’s net income during the six months ended June 30, 2005 or 2004.

AGFI has historically paid dividends to (or received capital contributions from) its parent to manage our leverage of debt to tangible equity to a targeted amount, which is currently 9.0 to 1.  Certain AGFI and AGFC financing agreements effectively limit the amount of dividends they may pay.  AGFI’s ability to pay dividends depends on dividends or other funds it receives from its subsidiaries, primarily AGFC.

Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements.  At June 30, 2005, AGFC had committed credit facilities totaling $3.5 billion, consisting of a $1.5 billion multi-year facility and $2.0 billion of credit facilities with commitments of less than one year (but with one-year term out provisions upon drawdown) under which AGFI was an eligible borrower for up to $660.0 million.  The annual commitment fees for the facilities were based upon AGFC’s long-term credit ratings and averaged 0.07% at June 30, 2005.  On July 14, 2005, $2.0 billion of AGFC’s credit facilities with commitments of less than one year which expired on that date were resyndicated, and the amount was increased to $2.1 billion, under which AGFI is an eligible borrower for up to $400.0 million.  We also resyndicated the multi-year facility on July 14, 2005, increasing its amount to $2.1 billion and extending its termination date until July 2010.

At June 30, 2005, AGFI and certain of its subsidiaries also had uncommitted credit facilities totaling $170.0 million which could be increased depending upon lender ability to participate its loans under the facilities.

Outstanding borrowings under all facilities totaled $60.0 million at June 30, 2005 or June 30, 2004.  AGFC does not guarantee any borrowings of AGFI.

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

•

maintain a finance receivable portfolio comprised mostly of real estate loans, which generally represent a lower risk of customer non-payment;

•

monitor finance receivables using our credit risk and asset/liability management systems;

•

maintain an investment securities portfolio of predominantly investment grade, liquid securities; and

•

maintain a capital structure appropriate to our asset base.

Principal sources and uses of cash were as follows:

	Six Months Ended June 30,
	2005	2004
	(dollars in millions)
Principal sources of cash: Net issuances of debt	$2,531.9	$2,319.4
Operations	324.1	518.5
Capital contributions	20.0	60.0
Total	$2,876.0	$2,897.9
Principal uses of cash: Net originations and purchases of finance receivables	$2,810.2	$2,768.1
Dividends paid	-	24.0
Total	$2,810.2	$2,792.1

We believe that consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence.  These results should allow continued access to capital markets to issue our commercial paper and long-term debt.  We have implemented programs and operating guidelines to ensure adequate liquidity, to mitigate the impact of any inability to access capital markets, and to provide contingent funding sources.  These programs and guidelines include the following:

•

We manage commercial paper as a percentage of total debt.  At June 30, 2005 that percentage was 18% compared to 19% at June 30, 2004.

•

We spread commercial paper maturities throughout upcoming weeks and months.

•

We limit the amount of commercial paper that any one investor may hold.

•

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements.  At June 30, 2005, we had $3.5 billion of committed bank credit facilities, and these facilities were increased to $4.3 billion in July 2005.

•

As of June 30, 2005, we had effective shelf registration statements that provided AGFC with the ability to issue up to $2.6 billion of long-term debt securities registered under the Securities Act of 1933.  AGFC could issue these securities as traditional public term debt, retail notes, or equity index-linked notes, among other forms.

•

We have established AGFC as an issuer in the international capital markets.

•

We have the ability to sell, on a whole loan basis, or securitize a portion of our finance receivables.

•

We collected principal payments on our finance receivables totaling $7.8 billion in the past twelve months.  We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables during this period, but these funds could be made available for other uses, if necessary.

•

We have the ability to sell a portion of our insurance subsidiaries’ investment securities and dividend, subject to certain limits, cash from the securities sales.

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Net income	$130.4	$107.3	$250.3	$211.9
Amount change	$ 23.1	$ 13.4	$ 38.4	$ 34.0
Percent change	22%	14%	18%	19%
Return on average assets	2.14%	2.26%	2.12%	2.33%
Return on average equity	20.16%	21.75%	19.89%	22.00%
Ratio of earnings to fixed charges	1.94x	2.11x	1.94x	2.13x

See Note 6. of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Real estate loans	$ 372.6	$ 282.1	$ 714.6	$ 542.2
Non-real estate loans	160.1	155.6	318.9	312.3
Retail sales finance	43.6	45.8	87.9	92.7
Total	$ 576.3	$ 483.5	$ 1,121.4	$ 947.2
Amount change	$ 92.8	$ 42.1	$ 174.2	$ 65.4
Percent change	19%	10%	18%	7%
Average net receivables	$22,247.0	$17,190.6	$21,571.4	$16,438.5
Yield	10.39%	11.30%	10.47%	11.58%

Finance charges increased due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Increase in average net receivables	$128.9	$ 91.9	$267.8	$141.4
Decrease in yield	(36.1)	(49.8)	(88.3)	(80.3)
(Decrease) increase in number of days	-	-	(5.3)	4.3
Total	$ 92.8	$ 42.1	$174.2	$ 65.4

Average net receivables by type and changes in average net receivables when compared to the same periods for the previous year were as follows:

	Three Months Ended June 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Real estate loans	$17,823.4	$4,840.2	$12,983.2	$3,203.1
Non-real estate loans	3,071.3	122.3	2,949.0	87.1
Retail sales finance	1,352.3	93.9	1,258.4	(37.0)
Total	$22,247.0	$5,056.4	$17,190.6	$3,253.2
Percent change		29%		23%

	Six Months Ended June 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Real estate loans	$17,163.6	$4,942.9	$12,220.7	$2,549.7
Non-real estate loans	3,049.4	114.1	2,935.3	52.7
Retail sales finance	1,358.4	75.9	1,282.5	(44.8)
Total	$21,571.4	$5,132.9	$16,438.5	$2,557.6
Percent change		31%		18%

The low interest rate environment contributed to the increase in real estate loan average net receivables.  Real estate loan production arising from our centralized real estate origination services represented $4.3 billion of our real estate loan originations during the last twelve months.  In addition, real estate loan production continued to benefit from correspondent relationships we have established.

Yield by type and changes in yield in basis points (bp) when compared to the same periods for the previous year were as follows:

	Three Months Ended June 30,
	2005		2004
	Yield	Change	Yield	Change
Real estate loans	8.38%	(36) bp	8.74%	(114) bp
Non-real estate loans	20.89	(28)	21.17	(17)
Retail sales finance	12.91	(170)	14.61	(23)
Total	10.39	(91)	11.30	(140)

	Six Months Ended June 30,
	2005		2004
	Yield	Change	Yield	Change
Real estate loans	8.40%	(52) bp	8.92%	(103) bp
Non-real estate loans	21.02	(33)	21.35	(8)
Retail sales finance	13.02	(148)	14.50	(25)
Total	10.47	(111)	11.58	(121)

Yield decreased for the three and six months ended June 30, 2005 when compared to the same periods in 2004 primarily due to the low interest rate environment and the larger proportion of finance receivables that are real estate loans.

Insurance Revenues

Insurance revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Earned premiums	$40.5	$44.2	$82.8	$88.9
Commissions	0.3	(0.5)	0.5	0.5
Total	$40.8	$43.7	$83.3	$89.4
Amount change	$(2.9)	$ 1.0	$(6.1)	$ 1.0
Percent change	(7)%	2%	(7)%	1%

Earned premiums decreased for the three and six months ended June 30, 2005 when compared to the same periods in 2004 primarily due to declining credit and non-credit premium volume.  We continued to experience decreases in the number of non-real estate loan customers, who historically have purchased the majority of our insurance products, due to the low mortgage interest rate environment.

Other Revenues

Other revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Net service fee income from a non-subsidiary affiliate	$ 79.4	$38.5	$139.4	$ 72.2
Miscellaneous: Investment revenue	21.7	22.9	42.6	48.3
Net gain on sales of real estate loans held for sale	1.9	6.7	5.6	12.1
Writedowns on real estate owned	(1.8)	(2.5)	(3.8)	(4.8)
Net recovery on sales of real estate owned	1.3	0.9	2.2	1.2
Other	3.6	3.2	7.2	4.4
Total	$106.1	$69.7	$193.2	$133.4
Amount change	$ 36.4	$ 6.7	$ 59.8	$ 29.2
Percent change	52%	11%	45%	28%

Other revenues increased for the three and six months ended June 30, 2005 when compared to the same periods in 2004 primarily due to higher net service fee income from a non-subsidiary affiliate, partially offset by lower net gain on sales of real estate loans held for sale and lower investment revenue.  Net service fee income from a non-subsidiary affiliate increased due to higher AIG Bank real estate loan production using our centralized real estate segment’s services.  Our mortgage origination subsidiaries have entered into agreements with AIG Bank whereby for fees these subsidiaries provide marketing services, certain origination processing services, loan servicing, and related services for AIG Bank’s origination and sale of non-conforming residential real estate loans.  The subsidiaries assume financial responsibility for recourse exposure pertaining to these loans.  We net the provisions for recourse from service fees in net service fee income from a non-subsidiary affiliate.

Investment revenue was affected by the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Average invested assets	$1,419.5	$1,347.1	$1,413.8	$1,344.0
Investment portfolio yield	6.45%	6.84%	6.49%	7.00%
Net realized losses on investments	$ (1.9)	$ (0.9)	$ (4.2)	$ (0.2)

Interest Expense

The impact of using swap agreements to fix floating-rate debt or float fixed-rate debt is included in interest expense and the related borrowing statistics below.  Interest expense by type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Long-term debt	$ 175.1	$ 121.9	$ 338.2	$ 235.4
Short-term debt	41.6	25.0	75.0	49.2
Total	$ 216.7	$ 146.9	$ 413.2	$ 284.6
Amount change	$ 69.8	$ 9.9	$ 128.6	$ 4.8
Percent change	48%	7%	45%	2%
Average borrowings	$20,661.8	$15,877.5	$19,975.8	$15,185.4
Borrowing cost	4.18%	3.70%	4.13%	3.75%

Interest expense increased due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Increase in average borrowings	$ 44.2	$ 27.5	$ 89.8	$ 43.6
Increase (decrease) in borrowing cost	25.6	(17.6)	38.8	(38.8)
Total	$ 69.8	$ 9.9	$128.6	$ 4.8

Average borrowings by type and changes in average borrowings when compared to the same periods for the previous year were as follows:

	Three Months Ended June 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Long-term debt	$15,831.6	$4,072.2	$11,759.4	$2,446.0
Short-term debt	4,830.2	712.1	4,118.1	198.7
Total	$20,661.8	$4,784.3	$15,877.5	$2,644.7
Percent change		30%		20%

	Six Months Ended June 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Long-term debt	$15,323.9	$4,117.8	$11,206.1	$1,893.6
Short-term debt	4,651.9	672.6	3,979.3	154.3
Total	$19,975.8	$4,790.4	$15,185.4	$2,047.9
Percent change		32%		16%

AGFC issued $6.1 billion of long-term debt during the last twelve months.  We used the proceeds of these long-term debt issuances to support finance receivable growth and to refinance maturing debt.

Borrowing cost by type and changes in borrowing cost in basis points when compared to the same periods for the previous year were as follows:

	Three Months Ended June 30,
	2005		2004
	Rate	Change	Rate	Change
Long-term debt	4.41%	27 bp	4.14%	(62) bp
Short-term debt	3.46	103	2.43	(20)
Total	4.18	48	3.70	(42)

	Six Months Ended June 30,
	2005		2004
	Rate	Change	Rate	Change
Long-term debt	4.41%	21 bp	4.20%	(70) bp
Short-term debt	3.25	77	2.48	(22)
Total	4.13	38	3.75	(51)

Short-term, market interest rates have risen significantly since mid-2004, when interest rates were at the lowest levels since the 1950s.  We expect our borrowing costs to continue rising over the remainder of 2005, particularly for short-term debt.  Our actual future borrowing costs will depend on general interest rate levels and market credit spreads, which are influenced by our credit ratings and the market perception of credit risk for the Company and possibly our affiliates, including our ultimate parent, AIG.

Operating Expenses

Operating expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Salaries and benefits	$140.2	$126.4	$272.4	$246.2
Other operating expenses	72.8	71.6	147.4	142.6
Total	$213.0	$198.0	$419.8	$388.8
Amount change	$ 15.0	$ 26.6	$ 31.0	$ 54.3
Percent change	8%	16%	8%	16%
Operating expenses as a percentage of average net receivables	3.83%	4.61%	3.89%	4.73%

Operating expenses increased for the three and six months ended June 30, 2005 when compared to the same periods in 2004 primarily due to growth in our centralized real estate business segment, including higher salaries and benefits expenses.  Approximately $66.0 million of the Company’s operating expenses for the three months ended June 30, 2005 and $124.6 million of such expenses for the six months ended June 30, 2005 were directly related to the centralized real estate business segment, compared to $53.3 million for the three months ended June 30, 2004 and $97.0 million for the six months ended June 30, 2004.  The increase in salaries and benefits reflected approximately 690 centralized real estate employees hired during the last twelve months.  The decrease in operating expenses as a percentage of average net receivables for the three and six months ended June 30, 2005 when compared to the same periods in 2004 reflected higher average net receivables and continued emphasis on controlling operating expenses, partially offset by growth in our centralized real estate business segment.

Provision for Finance Receivable Losses

	Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Provision for finance receivable losses	$ 69.9	$ 65.3	$134.6	$124.5
Amount change	$ 4.6	$(11.0)	$ 10.1	$(22.9)
Percent change	7%	(14)%	8%	(16)%
Net charge-offs	$ 59.9	$ 65.3	$124.6	$134.5
Charge-off ratio	1.09%	1.55%	1.17%	1.66%
Charge-off coverage	1.94x	1.75x	1.87x	1.70x
60 day+ delinquency			$428.6	$458.8
Delinquency ratio			1.85%	2.51%
Allowance for finance receivable losses			$466.0	$456.0
Allowance ratio			2.04%	2.54%

Net charge-offs by type and changes in net charge-offs when compared to the same periods for the previous year were as follows:

	Three Months Ended June 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Real estate loans	$14.3	$ -	$14.3	$(0.7)
Non-real estate loans	37.6	(4.1)	41.7	(6.2)
Retail sales finance	8.0	(1.3)	9.3	(2.1)
Total	$59.9	$(5.4)	$65.3	$(9.0)

	Six Months Ended June 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Real estate loans	$ 28.9	$(0.2)	$ 29.1	$ 1.4
Non-real estate loans	78.8	(6.9)	85.7	(11.8)
Retail sales finance	16.9	(2.8)	19.7	(3.5)
Total	$124.6	$(9.9)	$134.5	$(13.9)

The improvement in net charge-offs for the three and six months ended June 30, 2005 when compared to the same periods in 2004 was primarily due to the improving economy.

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same periods for the previous year were as follows:

	Three Months Ended June 30,
	2005		2004
	Ratio	Change	Ratio	Change
Real estate loans	0.32%	(13) bp	0.45%	(16) bp
Non-real estate loans	4.92	(76)	5.68	(102)
Retail sales finance	2.39	(57)	2.96	(57)
Total	1.09	(46)	1.55	(59)

	Six Months Ended June 30,
	2005		2004
	Ratio	Change	Ratio	Change
Real estate loans	0.34%	(15) bp	0.49%	(8) bp
Non-real estate loans	5.18	(67)	5.85	(90)
Retail sales finance	2.49	(56)	3.05	(44)
Total	1.17	(49)	1.66	(48)

The improvement in the charge-off ratios for the three and six months ended June 30, 2005 when compared to the same periods in 2004 was primarily due to the improving economy and a higher proportion of average net receivables that were real estate loans.

Delinquency based on contract terms in effect by type and changes in delinquency when compared to the same period for the previous year were as follows:

	June 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Real estate loans	$262.3	$(18.0)	$280.3	$(41.3)
Non-real estate loans	137.7	(9.0)	146.7	(20.0)
Retail sales finance	28.6	(3.2)	31.8	(6.2)
Total	$428.6	$(30.2)	$458.8	$(67.5)

Delinquency at June 30, 2005 was favorably impacted by the improving economy.

Delinquency ratios based on contract terms in effect by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

	June 30,
	2005		2004
	Ratio	Change	Ratio	Change
Real estate loans	1.44%	(62) bp	2.06%	(122) bp
Non-real estate loans	4.01	(45)	4.46	(79)
Retail sales finance	1.90	(37)	2.27	(36)
Total	1.85	(66)	2.51	(114)

The delinquency ratio at June 30, 2005 improved when compared to June 30, 2004 primarily due to the improving economy and a higher proportion of net finance receivables that were real estate loans.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses.  We believe the amount of the allowance for finance receivable losses is the most significant estimate we make.  In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio.  The increase in the allowance for finance receivable losses at June 30, 2005 when compared to June 30, 2004 was through the provision for finance receivable losses during the period totaling $10.0 million.

The allowance ratio at June 30, 2005 decreased when compared to June 30, 2004 primarily due to the improving economy and a higher proportion of net finance receivables that were real estate loans.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), improved for the three and six months ended June 30, 2005 when compared to the same periods in 2004 primarily due to lower net charge-offs.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Claims incurred	$17.1	$19.0	$35.6	$41.4
Change in benefit reserves	(1.1)	(1.0)	(2.5)	(2.3)
Total	$16.0	$18.0	$33.1	$39.1
Amount change	$(2.0)	$ 2.8	$(6.0)	$ 3.6
Percent change	(11)%	19%	(15)%	10%

Insurance losses and loss adjustment expenses decreased for the three and six months ended June 30, 2005 when compared to the same periods in 2004 due to lower credit insurance claims incurred.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Provision for income taxes	$ 77.3	$ 61.4	$147.0	$121.1
Amount change	$ 15.9	$ 8.0	$ 25.9	$ 22.0
Percent change	26%	15%	21%	22%
Pretax income	$207.7	$168.6	$397.3	$333.0
Effective income tax rate	37.20%	36.41%	37.01%	36.36%

Provision for income taxes increased for the three and six months ended June 30, 2005 when compared to the same periods in 2004 primarily due to higher pretax income.

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

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt.  AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt, to limit our exposure to market interest rate increases.  Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt.  Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 44% of our borrowings at June 30, 2005 compared to 37% at June 30, 2004.  Adjustable-rate net finance receivables represented 15% of our net finance receivables at June 30, 2005 compared to 21% at June 30, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The fair values of certain of our assets and liabilities are sensitive to changes in market interest rates.  The impact of changes in interest rates would be reduced by the fact that increases (decreases) in fair values of assets would be partially offset by corresponding changes in fair values of liabilities.  In the aggregate, the estimated impact of an immediate and sustained 100 basis point increase or decrease in interest rates on the fair values of our interest rate-sensitive financial instruments would not be material to our financial position.

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

	June 30, 2005		December 31, 2004
	+100 bp	-100 bp	+100 bp	-100 bp
	(dollars in thousands)
Assets Net finance receivables, less allowance for finance receivable losses	$(1,064,581)	$1,216,182	$(899,688)	$1,025,476
Fixed-maturity investment securities	(83,769)	86,666	(85,646)	76,189
Swap agreements	74,440	(82,412)	87,699	(92,989)
Liabilities Long-term debt	(355,084)	371,582	(371,877)	390,104
Swap agreements	(20,904)	22,927	8,616	(9,180)

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

Item 4.  Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures

The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company’s disclosure controls and procedures based on their evaluation of these controls and procedures as of June 30, 2005 are as follows:

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within required timeframes.  The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, including its principal executive officer and principal financial officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter.  Based on an evaluation of the disclosure controls and procedures as of June 30, 2005, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

The Company did not submit any matters to a vote of its security holder.

Item 5.  Other Information.

The Company had no other information to report.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 32 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE, INC.
(Registrant)
Date:	August 2, 2005	By	/s/	Donald R. Breivogel, Jr.
Donald R. Breivogel, Jr.
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

 (12)

Computation of Ratio of Earnings to Fixed Charges

 (31.1)

Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of American General Finance, Inc.

 (31.2)

Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of American General Finance, Inc.

 (32)

Section 1350 Certifications