Form 10-Q
period 2005-09-30
AMERICAN GENERAL FINANCE INC
filed 2005-11-08
CIK 25600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2005
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 1-7422 AMERICAN GENERAL FINANCE, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1313922
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

Yes  X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes         No  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No  X

At November 1, 2005, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Revenues Finance charges	$592,662	$507,232	$1,714,082	$1,454,391
Insurance	39,334	43,989	122,652	133,369
Other: Net service fee income from a non-subsidiary affiliate	97,855	59,724	237,225	131,923
Miscellaneous	27,158	25,458	81,019	86,636
Total revenues	757,009	636,403	2,154,978	1,806,319
Expenses Interest expense	238,625	167,518	651,789	452,079
Operating expenses: Salaries and benefits	140,758	120,509	413,109	366,744
Other operating expenses	77,137	75,909	224,588	218,428
Provision for finance receivable losses	119,470	69,126	254,057	193,646
Insurance losses and loss adjustment expenses	17,357	21,267	50,458	60,394
Total expenses	593,347	454,329	1,594,001	1,291,291
Income before provision for income taxes	163,662	182,074	560,977	515,028
Provision for Income Taxes	61,397	67,151	208,446	188,217
Net Income	$102,265	$114,923	$ 352,531	$ 326,811

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2005	2004
	(dollars in thousands)
Assets Net finance receivables: Real estate loans	$18,724,784	$15,742,238
Non-real estate loans	3,143,014	3,043,602
Retail sales finance	1,431,392	1,382,018
Net finance receivables	23,299,190	20,167,858
Allowance for finance receivable losses	(522,831)	(456,031)
Net finance receivables, less allowance for finance receivable losses	22,776,359	19,711,827
Investment securities	1,382,140	1,378,362
Cash and cash equivalents	161,747	160,610
Other assets	1,071,307	984,973
Total assets	$25,391,553	$22,235,772
Liabilities and Shareholder’s Equity Long-term debt	$17,944,765	$14,679,501
Short-term debt	3,800,404	4,299,085
Insurance claims and policyholder liabilities	404,050	422,957
Other liabilities	491,019	414,441
Accrued taxes	23,292	43,546
Total liabilities	22,663,530	19,859,530
Shareholder’s equity: Common stock	1,000	1,000
Additional paid-in capital	1,016,305	996,305
Accumulated other comprehensive income	84,662	37,413
Retained earnings	1,626,056	1,341,524
Total shareholder’s equity	2,728,023	2,376,242
Total liabilities and shareholder’s equity	$25,391,553	$22,235,772

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(dollars in thousands)
Cash Flows from Operating Activities Net income	$ 352,531	$ 326,811
Reconciling adjustments: Provision for finance receivable losses	254,057	193,646
Depreciation and amortization	120,696	133,018
Deferral of finance receivable origination costs	(63,285)	(59,824)
Deferred income tax (benefit) charge	(41,599)	2,097
Origination of real estate loans held for sale	(363,061)	(96,565)
Sales and principal collections of real estate loans held for sale	209,348	106,451
Change in other assets and other liabilities	15,961	151,748
Change in insurance claims and policyholder liabilities	(18,907)	(10,886)
Change in taxes receivable and payable	(29,319)	3,512
Other, net	(16,258)	(11,792)
Net cash provided by operating activities	420,164	738,216
Cash Flows from Investing Activities Finance receivables originated or purchased	(9,514,568)	(9,224,377)
Principal collections on finance receivables	6,217,631	5,520,859
Investment securities purchased	(319,160)	(441,804)
Investment securities called and sold	254,031	375,079
Investment securities matured	37,047	14,200
Change in premiums on finance receivables purchased and deferred charges	(20,096)	(17,446)
Other, net	(18,579)	(10,716)
Net cash used for investing activities	(3,363,694)	(3,784,205)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	4,753,515	4,298,456
Repayment of long-term debt	(1,262,168)	(1,502,133)
Change in short-term debt	(498,681)	300,424
Capital contribution from parent	20,000	60,000
Dividends paid	(67,999)	(54,000)
Net cash provided by financing activities	2,944,667	3,102,747
Increase in cash and cash equivalents	1,137	56,758
Cash and cash equivalents at beginning of period	160,610	145,462
Cash and cash equivalents at end of period	$ 161,747	$ 202,220

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net income	$102,265	$114,923	$352,531	$326,811
Other comprehensive gain: Changes in net unrealized (losses) gains: Investment securities	(26,566)	38,106	(25,462)	821
Swap agreements	46,435	11,582	77,037	27,358
Minimum pension liability	-	-	(2,247)	-
Income tax effect: Investment securities	9,298	(13,338)	8,912	(288)
Swap agreements	(16,251)	(4,055)	(26,961)	(9,576)
Minimum pension liability	-	-	876	-
Changes in net unrealized gains, net of tax	12,916	32,295	32,155	18,315
Reclassification adjustments for realized losses (gains) included in net income: Investment securities	35	(485)	4,251	(322)
Swap agreements	3,682	14,908	18,971	45,721
Income tax effect: Investment securities	(12)	170	(1,488)	113
Swap agreements	(1,289)	(5,217)	(6,640)	(16,002)
Realized losses included in net income, net of tax	2,416	9,376	15,094	29,510
Other comprehensive gain, net of tax	15,332	41,671	47,249	47,825
Comprehensive income	$117,597	$156,594	$399,780	$374,636

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2005

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

Note 2.  Finance Receivables

Components of net finance receivables by type were as follows:

	September 30, 2005
	Real Estate Loans	Non-Real Estate Loans	Retail Sales Finance	Total
	(dollars in thousands)
Gross receivables	$18,639,062	$3,455,918	$1,566,110	$23,661,090
Unearned finance charges and points and fees	(137,517)	(382,267)	(157,282)	(677,066)
Accrued finance charges	116,297	37,924	22,687	176,908
Deferred origination costs	30,853	30,511	-	61,364
Premiums, net of discounts	76,089	928	(123)	76,894
Total	$18,724,784	$3,143,014	$1,431,392	$23,299,190

	December 31, 2004
	Real Estate Loans	Non-Real Estate Loans	Retail Sales Finance	Total
	(dollars in thousands)
Gross receivables	$15,664,295	$3,359,288	$1,511,684	$20,535,267
Unearned finance charges and points and fees	(128,899)	(387,504)	(144,521)	(660,924)
Accrued finance charges	101,475	39,812	14,942	156,229
Deferred origination costs	30,168	30,047	-	60,215
Premiums, net of discounts	75,199	1,959	(87)	77,071
Total	$15,742,238	$3,043,602	$1,382,018	$20,167,858

Note 3.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Balance at beginning of period	$466,032	$456,031	$456,031	$466,031
Provision for finance receivable losses	119,470	69,126	254,057	193,646
Charge-offs	(75,204)	(80,748)	(226,015)	(238,754)
Recoveries	12,533	11,622	38,758	35,108
Balance at end of period	$522,831	$456,031	$522,831	$456,031

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

We design our interest rate and foreign currency swap agreements to qualify as cash flow hedges or fair value hedges. While our equity-indexed swap agreement mitigates economic exposure of related equity-indexed debt, this swap agreement does not qualify as a cash flow or fair value hedge under GAAP. At September 30, 2005, equity-indexed debt was immaterial.

Note 5.  Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	September 30,	December 31,
	2005	2004
	(dollars in thousands)
Net unrealized gains (losses) on swap agreements	$56,305	$ (6,102)
Net unrealized gains on investment securities	29,728	43,515
Net unrealized losses on minimum pension liability	(1,371)	-
Accumulated other comprehensive income	$84,662	$37,413

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

Information about the Company’s segments as well as reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

For the three months ended September 30, 2005:

		Centralized		Total
	Branch	Real Estate	Insurance	Segments
	(dollars in thousands)
Revenues: External: Finance charges	$448,653	$173,874	$ -	$622,527
Insurance	171	-	39,163	39,334
Other	(32)	98,831	22,096	120,895
Intercompany	18,486	462	(15,640)	3,308
Pretax income	64,503	93,017	21,529	179,049

For the three months ended September 30, 2004:

		Centralized		Total
	Branch	Real Estate	Insurance	Segments
	(dollars in thousands)
Revenues: External: Finance charges	$429,010	$100,316	$ -	$529,326
Insurance	187	-	43,802	43,989
Other	(2,014)	59,172	22,921	80,079
Intercompany	20,105	293	(17,486)	2,912
Pretax income	122,605	46,219	20,352	189,176

For the nine months ended September 30, 2005:

		Centralized		Total
	Branch	Real Estate	Insurance	Segments
	(dollars in thousands)
Revenues: External: Finance charges	$1,322,938	$471,345	$ -	$1,794,283
Insurance	518	-	122,134	122,652
Other	(986)	242,449	71,337	312,800
Intercompany	57,445	1,266	(48,739)	9,972
Pretax income	334,957	203,106	72,373	610,436

For the nine months ended September 30, 2004:

		Centralized		Total
	Branch	Real Estate	Insurance	Segments
	(dollars in thousands)
Revenues: External: Finance charges	$1,279,409	$241,768	$ -	$1,521,177
Insurance	578	-	132,791	133,369
Other	(7,329)	140,479	72,620	205,770
Intercompany	60,671	737	(53,223)	8,185
Pretax income	380,887	93,372	67,915	542,174

Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Pretax income: Segments	$179,049	$189,176	$610,436	$542,174
Corporate	(16,160)	(8,827)	(47,318)	(29,029)
Adjustments	773	1,725	(2,141)	1,883
Consolidated pretax income	$163,662	$182,074	$560,977	$515,028

Adjustments for pretax income include realized gains (losses) and certain other investment revenue.

Note 7.  Legal Contingencies

AGFI and certain of its subsidiaries are parties to various lawsuits and proceedings, including certain purported class action claims, arising in the ordinary course of business. In addition, many of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts, if any, that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations or financial position. However, the continued occurrences of large damage awards in general in the United States, including, in some jurisdictions, large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs, create the potential for an unpredictable judgment in any given suit.

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

	September 30,
	2005		2004
	Amount	Percent	Amount	Percent
	(dollars in millions)
Long-term debt	$17,944.8	73%	$13,716.5	70%
Short-term debt	3,800.4	16	3,767.5	19
Total debt	21,745.2	89	17,484.0	89
Equity	2,728.0	11	2,205.5	11
Total capital	$24,473.2	100%	$19,689.5	100%
Net finance receivables	$23,299.2		$18,805.5
Debt to equity ratio	7.97x		7.93x
Debt to tangible equity ratio	8.99x		8.98x

Reconciliations of equity to tangible equity were as follows:

	September 30,
	2005	2004
	(dollars in millions)
Equity	$2,728.0	$2,205.5
Goodwill	(224.7)	(224.7)
Accumulated other comprehensive income	(84.7)	(32.9)
Tangible equity	$2,418.6	$1,947.9

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years. AGFC and AGFI obtain most of our floating-rate funding by issuing and refinancing commercial paper and through issuances of long-term, floating-rate debt. We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At September 30, 2005, short-term debt included $3.2 billion of commercial paper. AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At September 30, 2005, short-term debt included $492.9 million of extendible commercial notes.

AGFC uses interest rate, foreign currency, and equity-indexed swap agreements in conjunction with specific debt issuances. AGFC’s objective is to achieve net U.S. dollar, fixed or floating interest rate exposure at costs not materially different from costs AGFC would have incurred by issuing debt for the same net exposure without using derivatives. Accordingly, this cost differential did not have a material effect on the Company’s net income during the nine months ended September 30, 2005 or September 30, 2004.

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

Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At September 30, 2005, AGFC had committed credit facilities totaling $4.253 billion, including a $2.125 billion multi-year credit facility and a $2.125 billion 364-day credit facility. The 364-day facility allows for the conversion by the borrower of any outstanding loans at expiration into one-year term loans. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.07% at September 30, 2005.

At September 30, 2005, AGFI and certain of its subsidiaries also had uncommitted credit facilities totaling $170.0 million which could be increased depending upon lender ability to participate its loans under the facilities.

Outstanding borrowings under all facilities totaled $60.0 million at September 30, 2005 and September 30, 2004. AGFC does not guarantee any borrowings of AGFI.

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

Principal sources and uses of cash were as follows:

	Nine Months Ended September 30,
	2005	2004
	(dollars in millions)
Principal sources of cash: Net issuances of debt	$2,992.7	$3,096.7
Operations	420.2	738.2
Capital contributions	20.0	60.0
Total	$3,432.9	$3,894.9
Principal uses of cash: Net originations and purchases of finance receivables	$3,296.9	$3,703.5
Dividends paid	68.0	54.0
Total	$3,364.9	$3,757.5

Net cash from operations decreased for the nine months ended September 30, 2005 when compared to the same period in 2004 primarily due to an increase in net originations of real estate loans held for sale.

We believe that consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets to issue our commercial paper and long-term debt. We have implemented programs and operating guidelines to ensure adequate liquidity, to mitigate the impact of any inability to access capital markets, and to provide contingent funding sources. These programs and guidelines include the following:

•

We manage commercial paper as a percentage of total debt. At September 30, 2005 that percentage was 15% compared to 19% at September 30, 2004.

•

We spread commercial paper maturities throughout upcoming weeks and months.

•

We limit the amount of commercial paper that any one investor may hold.

•

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At September 30, 2005, we had $4.253 billion of committed bank credit facilities.

•

As of September 30, 2005, we had effective shelf registration statements that provided AGFC with the ability to issue up to $11.8 billion of long-term debt securities registered under the Securities Act of 1933.

•

We have established AGFC as an issuer in the international capital markets.

•

We have the ability to sell, on a whole loan basis, or securitize, a portion of our finance receivables.

•

We collect principal payments on our finance receivables. Principal payments collected totaled $8.1 billion in the past twelve months. We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables during this period, but these funds could be made available for other uses, if necessary.

•

We have the ability to sell a portion of our insurance subsidiaries’ investment securities and to dividend, subject to certain regulatory limits, cash from the securities sales.

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
Net income	$102.3	$114.9	$352.5	$326.8
Amount change	$ (12.6)	$ 20.2	$ 25.7	$ 54.1
Percent change	(11)%	21%	8%	20%
Return on average assets	1.62%	2.27%	1.94%	2.31%
Return on average equity	14.91%	21.48%	18.13%	21.81%
Ratio of earnings to fixed charges	1.67x	2.06x	1.84x	2.11x

Net income and the related ratios for the three and nine months ended September 30, 2005 reflected the anticipated impact of Hurricane Katrina, which decreased net income by approximately $40.6 million. Due to the unprecedented nature of this event, there can be no assurance that our ultimate costs will not exceed these estimates. For further information regarding the impact of Hurricane Katrina on the Company’s operating results, see Provision for Finance Receivable Losses, as well as Other Revenues and Insurance Losses and Loss Adjustment Expenses.

See Note 6. of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
Real estate loans	$ 388.9	$ 302.4	$ 1,103.5	$ 844.6
Non-real estate loans	161.0	157.8	479.9	470.2
Retail sales finance	42.8	47.0	130.7	139.6
Total	$ 592.7	$ 507.2	$ 1,714.1	$ 1,454.4
Amount change	$ 85.5	$ 62.0	$ 259.7	$ 127.4
Percent change	17%	14%	18%	10%
Average net receivables	$23,127.2	$18,420.2	$22,090.0	$17,099.1
Yield	10.18%	10.96%	10.37%	11.36%

Finance charges increased due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
Increase in average net receivables	$117.9	$117.4	$384.9	$259.2
Decrease in yield	(32.4)	(55.4)	(119.8)	(136.2)
(Decrease) increase in number of days	-	-	(5.4)	4.4
Total	$ 85.5	$ 62.0	$259.7	$127.4

Average net receivables by type and changes in average net receivables when compared to the same periods for the previous year were as follows:

	Three Months Ended September 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Real estate loans	$18,584.2	$4,435.0	$14,149.2	$4,061.8
Non-real estate loans	3,139.3	153.8	2,985.5	112.3
Retail sales finance	1,403.7	118.2	1,285.5	(11.4)
Total	$23,127.2	$4,707.0	$18,420.2	$4,162.7
Percent change		26%		29%

	Nine Months Ended September 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Real estate loans	$17,637.1	$4,773.5	$12,863.6	$3,053.8
Non-real estate loans	3,079.4	127.4	2,952.0	72.5
Retail sales finance	1,373.5	90.0	1,283.5	(33.7)
Total	$22,090.0	$4,990.9	$17,099.1	$3,092.6
Percent change		29%		22%

The low interest rate environment contributed to the increase in real estate loan average net receivables. Real estate loan production arising from our centralized real estate origination services represented $4.1 billion of our real estate loan originations during the last twelve months. In addition, real estate loan production continued to benefit from correspondent relationships we have established.

Yield by type and changes in yield in basis points (bp) when compared to the same periods for the previous year were as follows:

	Three Months Ended September 30,
	2005		2004
	Yield	Change	Yield	Change
Real estate loans	8.30%	(20) bp	8.50%	(114) bp
Non-real estate loans	20.41	(67)	21.08	(17)
Retail sales finance	12.11	(245)	14.56	18
Total	10.18	(78)	10.96	(145)

	Nine Months Ended September 30,
	2005		2004
	Yield	Change	Yield	Change
Real estate loans	8.37%	(40) bp	8.77%	(107) bp
Non-real estate loans	20.81	(45)	21.26	(11)
Retail sales finance	12.71	(181)	14.52	(11)
Total	10.37	(99)	11.36	(130)

Yield decreased for the three and nine months ended September 30, 2005 when compared to the same periods in 2004 primarily due to the low interest rate environment and the larger proportion of finance receivables that are real estate loans. Retail sales finance yield also decreased for the three and nine months ended September 30, 2005 when compared to the same periods in 2004 due to the change in the term over which we amortize discounts taken from retail merchants. This reflects a change in the mix to longer term promotional products caused by competitive market conditions.

Insurance Revenues

Insurance revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
Earned premiums	$39.1	$43.7	$122.0	$132.6
Commissions	0.2	0.3	0.7	0.8
Total	$39.3	$44.0	$122.7	$133.4
Amount change	$(4.7)	$ (2.3)	$(10.7)	$ (1.3)
Percent change	(11)%	(5)%	(8)%	(1)%

Earned premiums decreased for the three and nine months ended September 30, 2005 when compared to the same periods in 2004 primarily due to declining credit and non-credit premium volume. We continued to experience decreases in the number of non-real estate loan customers, who historically have purchased the majority of our insurance products, due to the low mortgage interest rate environment.

Other Revenues

Other revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
Net service fee income from a non-subsidiary affiliate	$ 97.9	$59.7	$237.2	$131.9
Miscellaneous: Investment revenue	22.0	23.9	64.6	72.2
Writedowns on real estate owned	(1.8)	(2.6)	(5.6)	(7.4)
Net (loss) gain on sales of real estate loans held for sale	(0.2)	0.9	5.4	13.0
Net recovery on sales of real estate owned	1.2	0.9	3.4	2.0
Derivative income – change in fair value	2.4	-	2.4	-
Net interest income on real estate loans held for sale	1.6	0.2	2.0	0.7
Other	1.9	2.2	8.8	6.2
Total	$125.0	$85.2	$318.2	$218.6
Amount change	$ 39.8	$23.5	$ 99.6	$ 52.7
Percent change	47%	38%	46%	32%

Other revenues increased for the three and nine months ended September 30, 2005 when compared to the same periods in 2004 primarily due to higher net service fee income from a non-subsidiary affiliate, partially offset by lower investment revenue. The increase in other revenues for the three and nine months ended September 30, 2005 when compared to the same periods in 2004 was also offset by lower net gain on sales of real estate loans held for sale due to a $3.2 million market value provision related to the anticipated impact of Hurricane Katrina charged to other revenues in third quarter 2005.

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

Investment revenue was affected by the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
Average invested assets	$1,438.8	$1,370.3	$1,422.1	$1,352.8
Investment portfolio yield	6.14%	6.60%	6.38%	6.86%
Net realized gains (losses) on investments	$ -	$ 0.5	$ (4.3)	$ 0.3

Interest Expense

The impact of using swap agreements to fix floating-rate debt or float fixed-rate debt is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
Long-term debt	$ 197.8	$ 140.3	$ 536.0	$ 375.6
Short-term debt	40.8	27.2	115.8	76.5
Total	$ 238.6	$ 167.5	$ 651.8	$ 452.1
Amount change	$ 71.1	$ 35.2	$ 199.7	$ 40.0
Percent change	42%	27%	44%	10%
Average borrowings	$21,447.6	$16,992.7	$20,466.4	$15,787.8
Borrowing cost	4.42%	3.94%	4.23%	3.81%

Interest expense increased due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
Increase in average borrowings	$ 43.9	$36.3	$133.7	$ 79.9
Increase (decrease) in borrowing cost	27.2	(1.1)	66.0	(39.9)
Total	$ 71.1	$35.2	$199.7	$ 40.0

Average borrowings by type and changes in average borrowings when compared to the same periods for the previous year were as follows:

	Three Months Ended September 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Long-term debt	$17,341.8	$4,345.2	$12,996.6	$3,331.9
Short-term debt	4,105.8	109.7	3,996.1	276.6
Total	$21,447.6	$4,454.9	$16,992.7	$3,608.5
Percent change		26%		27%

	Nine Months Ended September 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Long-term debt	$15,996.5	$4,193.6	$11,802.9	$2,373.0
Short-term debt	4,469.9	485.0	3,984.9	195.0
Total	$20,466.4	$4,678.6	$15,787.8	$2,568.0
Percent change		30%		19%

AGFC issued $6.1 billion of long-term debt during the last twelve months. We used the proceeds of these long-term debt issuances to support finance receivable growth and to refinance maturing debt.

Borrowing cost by type and changes in borrowing cost in basis points when compared to the same periods for the previous year were as follows:

	Three Months Ended September 30,
	2005		2004
	Rate	Change	Rate	Change
Long-term debt	4.54%	24 bp	4.30%	(16) bp
Short-term debt	3.96	124	2.72	15
Total	4.42	48	3.94	-

	Nine Months Ended September 30,
	2005		2004
	Rate	Change	Rate	Change
Long-term debt	4.46%	22 bp	4.24%	(51) bp
Short-term debt	3.47	91	2.56	(11)
Total	4.23	42	3.81	(34)

Short-term market interest rates have risen significantly since mid-2004, when interest rates were at their lowest levels since the 1950s. We expect our borrowing costs to continue to rise over the remainder of 2005, particularly for short-term debt. Our actual future borrowing costs will depend on general interest rate levels and market credit spreads, which are influenced by our credit ratings and the market perception of credit risk for the Company and possibly our affiliates, including our ultimate parent, AIG.

Operating Expenses

Operating expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
Salaries and benefits	$140.8	$120.5	$413.1	$366.7
Other operating expenses	77.1	75.9	224.6	218.5
Total	$217.9	$196.4	$637.7	$585.2
Amount change	$ 21.5	$ 26.9	$ 52.5	$ 81.2
Percent change	11%	16%	9%	16%
Operating expenses as a percentage of average net receivables	3.77%	4.27%	3.85%	4.56%

Operating expenses increased for the three and nine months ended September 30, 2005 when compared to the same periods in 2004 primarily due to growth in our centralized real estate business segment, including higher salaries and benefits expenses. Approximately $66.7 million of the Company’s operating expenses for the three months ended September 30, 2005 and $191.2 million of such expenses for the nine months ended September 30, 2005 were directly related to the centralized real estate business segment, compared to $51.6 million for the three months ended September 30, 2004 and $148.6 million for the nine months ended September 30, 2004. The increase in salaries and benefits reflected approximately 750 centralized real estate employees hired during the last twelve months. The decrease in operating expenses as a percentage of average net receivables for the three and nine months ended September 30, 2005 when compared to the same periods in 2004 reflected higher average net receivables and continued emphasis on controlling operating expenses, partially offset by growth in our centralized real estate business segment.

Provision for Finance Receivable Losses

	Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
Provision for finance receivable losses	$119.5	$ 69.1	$254.1	$193.6
Amount change	$ 50.4	$(13.3)	$ 60.5	$(36.2)
Percent change	73%	(16)%	31%	(16)%
Net charge-offs	$ 62.7	$ 69.1	$187.3	$203.6
Charge-off ratio	1.09%	1.51%	1.14%	1.61%
Charge-off coverage	2.09x	1.65x	2.09x	1.68x
60 day+ delinquency			$454.5	$468.5
Delinquency ratio			1.92%	2.44%
Allowance for finance receivable losses			$522.8	$456.0
Allowance ratio			2.24%	2.42%

The increase in the provision for finance receivable losses for the three and nine months ended September 30, 2005 when compared to the same periods in 2004 was primarily due to a $56.8 million addition to the allowance for finance receivable losses through the provision for finance receivable losses in September 2005 related to the anticipated impact of Hurricane Katrina on our net charge-offs.

Net charge-offs by type and changes in net charge-offs when compared to the same periods for the previous year were as follows:

	Three Months Ended September 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Real estate loans	$15.3	$(2.5)	$17.8	$ 0.5
Non-real estate loans	39.3	(3.3)	42.6	(8.0)
Retail sales finance	8.1	(0.6)	8.7	(1.8)
Total	$62.7	$(6.4)	$69.1	$(9.3)

	Nine Months Ended September 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Real estate loans	$ 44.2	$ (2.7)	$ 46.9	$ 1.9
Non-real estate loans	118.1	(10.2)	128.3	(19.8)
Retail sales finance	25.0	(3.4)	28.4	(5.3)
Total	$187.3	$(16.3)	$203.6	$(23.2)

The improvement in net charge-offs for the three and nine months ended September 30, 2005 when compared to the same periods in 2004 was primarily due to the improving economy.

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same periods for the previous year were as follows:

	Three Months Ended September 30,
	2005		2004
	Ratio	Change	Ratio	Change
Real estate loans	0.33%	(18) bp	0.51%	(18) bp
Non-real estate loans	5.01	(70)	5.71	(133)
Retail sales finance	2.32	(42)	2.74	(48)
Total	1.09	(42)	1.51	(70)

	Nine Months Ended September 30,
	2005		2004
	Ratio	Change	Ratio	Change
Real estate loans	0.34%	(15) bp	0.49%	(12) bp
Non-real estate loans	5.12	(68)	5.80	(105)
Retail sales finance	2.43	(52)	2.95	(45)
Total	1.14	(47)	1.61	(56)

The improvement in the charge-off ratios for the three and nine months ended September 30, 2005 when compared to the same periods in 2004 was primarily due to the improving economy and a higher proportion of average net receivables that were real estate loans.

Delinquency based on contract terms in effect by type and changes in delinquency when compared to the same period for the previous year were as follows:

	September 30,
	2005		2004
	Amount	Change	Amount	Change
	(dollars in millions)
Real estate loans	$276.0	$ (4.2)	$280.2	$(52.2)
Non-real estate loans	147.2	(7.4)	154.6	(17.8)
Retail sales finance	31.3	(2.4)	33.7	(7.1)
Total	$454.5	$(14.0)	$468.5	$(77.1)

Delinquency at September 30, 2005 was favorably impacted by the improving economy.

Delinquency ratios based on contract terms in effect by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

	September 30,
	2005		2004
	Ratio	Change	Ratio	Change
Real estate loans	1.48%	(46) bp	1.94%	(126) bp
Non-real estate loans	4.26	(44)	4.70	(74)
Retail sales finance	2.00	(35)	2.35	(48)
Total	1.92	(52)	2.44	(120)

The delinquency ratio at September 30, 2005 improved when compared to September 30, 2004 primarily due to the improving economy and a higher proportion of net finance receivables that were real estate loans.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at September 30, 2005 when compared to September 30, 2004 was through the provision for finance receivable losses during the period totaling $66.8 million. The increase was primarily due to a $56.8 million addition to the allowance for finance receivable losses through the provision for finance receivable losses in September 2005 due to the anticipated additional finance receivable charge-offs related to the impact of Hurricane Katrina. We expect that we will not know the total amount of these net charge-offs until late 2006.

The allowance ratio at September 30, 2005 decreased when compared to September 30, 2004 primarily due to the improving economy and a higher proportion of net finance receivables that were real estate loans, partially offset by the addition to the allowance for finance receivable losses in September 2005 reflecting the anticipated additional finance receivable charge-offs due to the impact of Hurricane Katrina.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), improved for the three and nine months ended September 30, 2005 when compared to the same periods in 2004 due to a higher allowance for finance receivable losses and lower net charge-offs.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
Claims incurred	$19.6	$22.3	$55.2	$63.8
Change in benefit reserves	(2.2)	(1.0)	(4.7)	(3.4)
Total	$17.4	$21.3	$50.5	$60.4
Amount change	$(3.9)	$ 3.9	$(9.9)	$ 7.4
Percent change	(18)%	22%	(16)%	14%

Insurance losses and loss adjustment expenses decreased for the three and nine months ended September 30, 2005 when compared to the same periods in 2004 primarily due to lower credit and non-credit insurance claims incurred, partially offset by a $2.4 million increase in reserves established for the anticipated impact of Hurricane Katrina.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
Provision for income taxes	$ 61.4	$ 67.2	$208.4	$188.2
Amount change	$ (5.8)	$ 10.2	$ 20.2	$ 32.1
Percent change	(9)%	18%	11%	21%
Pretax income	$163.7	$182.1	$561.0	$515.0
Effective income tax rate	37.51%	36.88%	37.16%	36.55%

Provision for income taxes decreased for the three months ended September 30, 2005 when compared to the same period in 2004 due to lower pretax income, partially offset by a higher effective income tax rate. Provision for income taxes increased for the nine months ended September 30, 2005 when compared to the same period in 2004 due to higher pretax income and a higher effective income tax rate.

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

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt, to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 40% of our borrowings at September 30, 2005 compared to 37% at September 30, 2004. Adjustable-rate net finance receivables represented approximately 13% of our net finance receivables at September 30, 2005 compared to 20% at September 30, 2004.

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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

	September 30, 2005		December 31, 2004
	+100 bp	-100 bp	+100 bp	-100 bp
	(dollars in thousands)
Assets Net finance receivables, less allowance for finance receivable losses	$(1,052,535)	$1,199,545	$(899,688)	$1,025,476
Fixed-maturity investment securities	(80,040)	83,344	(85,646)	76,189
Swap agreements	95,891	(101,776)	87,699	(92,989)
Liabilities Long-term debt	(389,474)	407,532	(371,877)	390,104
Swap agreements	(29,489)	32,462	8,616	(9,180)

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

Item 4.  Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures

The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company’s disclosure controls and procedures based on their evaluation of these controls and procedures as of September 30, 2005 are as follows:

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

The Company’s management, including its principal executive officer and principal financial officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter. Based on an evaluation of the disclosure controls and procedures as of September 30, 2005, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 33 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE, INC.
(Registrant)
Date:	November 1, 2005	By	/s/	Donald R. Breivogel, Jr.
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