Form 10-K
period 2005-12-31
AMERICAN GENERAL FINANCE INC
filed 2006-03-31
CIK 25600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

    X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to	.

Commission file number 1-7422 AMERICAN GENERAL FINANCE, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1313922
(State of incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (812) 424-8031
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes       No   X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer       Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

As the registrant is an indirect wholly owned subsidiary of American International Group, Inc., none of the registrant’s common stock is held by non-affiliates of the registrant.

At March 31, 2006, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

Explanatory Note

On March 20, 2006, American General Finance, Inc. (“AGFI”, or collectively with its subsidiaries, whether directly or indirectly owned, the “Company” or “we”) determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. The restatement relates to the correction of errors in our accounting for four cross currency swaps designated as hedges of our foreign currency denominated debt, the first of which we entered into in June 2004. We have included the restated financial information at and for each of the periods being restated in this report. We have not separately amended our Quarterly Reports on Form 10-Q for periods affected by the restatement. Any disclosures in any such amendments to our Form 10-Q for periods affected by the restatement would in large part repeat the disclosures contained in this report. See Restatement in Item 7 and Item 9A for further information on this restatement.

TABLE OF CONTENTS

	Item		Page
Part I	1.	Business	4
	1A.	Risk Factors	15
	1B.	Unresolved Staff Comments	16
	2.	Properties	16
	3.	Legal Proceedings	17
	4.	Submission of Matters to a Vote of Security Holders	*
Part II	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
	6.	Selected Financial Data	18
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
	7A.	Quantitative and Qualitative Disclosures About Market Risk	68
	8.	Financial Statements and Supplementary Data	69
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
	9A.	Controls and Procedures	107
	9B.	Other Information	***
Part III	10.	Directors and Executive Officers of the Registrant	*
	11.	Executive Compensation	*
	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	13.	Certain Relationships and Related Transactions	*
	14.	Principal Accountant Fees and Services	109
Part IV	15.	Exhibits and Financial Statement Schedules	110

*

Items 4, 10, 11, 12, and 13 are not included in this report, as the registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K.

**

Item 9 is not included in this report, as no information was required by Item 304 of Regulation S-K.

***

Item 9B is not included in this report because it is inapplicable.

AVAILABLE INFORMATION

American General Finance, Inc. (AGFI) files annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the SEC). The SEC’s website, www.sec.gov, contains these reports and other information that registrants (including AGFI) file electronically with the SEC.

The following reports are available free of charge on our website, www.agfinance.com, as soon as reasonably practicable after we file them with or furnish them to the SEC:

•

Annual Reports on Form 10-K;

•

Quarterly Reports on Form 10-Q;

•

Current Reports on Form 8-K; and

•

amendments to those reports.

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

AGFI is a financial services holding company whose principal subsidiary is AGFC. AGFC is also an SEC registrant. AGFC is a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. We conduct the credit insurance business to supplement our consumer finance business through Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite), which are both wholly owned subsidiaries of AGFC.

At December 31, 2005, the Company had 1,492 branch offices in 45 states, Puerto Rico, and the U.S. Virgin Islands and approximately 9,900 employees. Our executive offices are located in Evansville, Indiana.

SEGMENTS

We have three business segments:  branch, centralized real estate, and insurance. We define our segments by types of financial service products we offer, nature of our production processes, and methods we use to distribute our products and to provide our services, as well as our management reporting structure.

Item 1.  Continued

Revenues, pretax income, and assets for our three business segments and consolidated totals were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Branch: Revenues	$ 1,842,985	$ 1,785,721	$ 1,779,442
Pretax income	438,850	494,773	448,817
Assets	11,816,829	11,305,399	11,016,603
Centralized real estate: Revenues	$ 960,076	$ 566,400	$ 309,453
Pretax income	257,747	151,016	89,054
Assets	11,646,229	8,410,635	3,948,498
Insurance: Revenues	$ 190,021	$ 199,160	$ 197,961
Pretax income	95,305	91,323	96,914
Assets	1,441,864	1,472,399	1,389,527
Consolidated: Revenues	$ 2,944,131	$ 2,459,162	$ 2,190,106
Pretax income	820,317	693,671	575,408
Assets	25,801,527	22,235,772	17,006,164

See Note 22 of the Notes to Consolidated Financial Statements in Item 8 for reconciliations of segment totals to consolidated financial statement amounts.

Branch Business Segment

The branch business segment is the core of the Company’s operations. Through its 1,492 branch offices and its centralized support operations, the 6,700 employees of the branch business segment serviced 1.8 million real estate loans, non-real estate loans, and retail sales finance accounts totaling $12.2 billion at December 31, 2005.

Our branch customers encompass a wide range of borrowers. In the consumer finance industry, they are described as conforming, prime, or near-prime at one extreme and non-conforming, non-prime, or sub-prime at the other. Their incomes are generally around the national median but also vary widely, as do the customers’ debt-to-income ratios, employment and residency stability, and credit repayment histories. In general, branch customers require significant levels of servicing and, as a result, we charge them higher interest rates to compensate us for such services and related credit risks.

Item 1.  Continued

Structure and Responsibilities. Branch personnel originate real estate loans and non-real estate loans, purchase retail sales finance contracts from retail merchants, offer credit and non-credit insurance and ancillary products to the loan customers, and service these receivables. Branch managers establish retail merchant relationships, identify portfolio acquisition opportunities, maintain finance receivable credit quality, and generate branch profitability. Branch managers also hire and train the branch staff and supervise their work. The Company coordinates branch staff training through centrally developed training programs to ensure quality customer service.

To ensure profitability and growth, we continuously review the performance of our individual branches and the markets they serve. During 2005, we opened 55 branch offices and closed 7 branch offices.

Products and Services. Real estate loans are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are generally considered non-conforming. These loans may be closed-end accounts or open-end home equity lines of credit and may be fixed-rate or adjustable-rate products. The home equity lines of credit generally have a predetermined period during which the borrower may take advances. After this draw period, all advances outstanding under the line of credit convert to a fixed-term repayment period, generally over an agreed upon period between 15 and 30 years.

Non-real estate loans are secured by consumer goods, automobiles, or other personal property or are unsecured and generally have maximum original terms of 60 months. We also offer unsecured lines of credit to customers that meet the criteria in our credit risk policies.

We purchase retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants. We also purchase private label receivables originated by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate, under a participation agreement. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail and private label are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the real property or personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail and private label are secured by the goods purchased and generally require minimum monthly payments based on outstanding balances. We refer to retail sales contracts, revolving retail, and private label collectively as “retail sales finance”.

We offer credit life, credit accident and health, credit related property and casualty, credit involuntary unemployment, and non-credit insurance and ancillary products to all eligible branch customers. Affiliated as well as non-affiliated insurance and/or financial services companies issue these products which we describe under “Insurance Business Segment”.

Customer Development. We solicit customers through a variety of channels including mail, E-commerce, telephone calls, and retail sales financing.

We solicit new prospects, as well as current and former customers, through a variety of mail offers. Our data warehouse is a central, proprietary source of information regarding current and former customers. We use this information to tailor offers to specific customer segments. In addition to internal data, we purchase prospect lists from major list vendors based on predetermined selection criteria. Mail solicitations include invitations to apply, guaranteed loan offers, and live checks which, if cashed by the customer, constitute non-real estate loans.

Item 1.  Continued

E-commerce is another source of new customers. Our website includes a brief, user-friendly credit application that, upon completion, is automatically routed to the branch office nearest the consumer. We have established E-commerce relationships with a variety of search engines to bring prospects to our website. Our website also has a branch office locator feature so potential customers can quickly and easily find the branch office nearest to them and can contact branch personnel directly.

New customer relationships also begin through our alliances with approximately 24,000 retail merchants across the United States, Puerto Rico, and the U.S. Virgin Islands. After a customer takes advantage of the merchant’s retail sales financing option, we may purchase that retail sales finance obligation. We then contact the customer using various marketing methods to invite the customer to discuss his or her overall credit needs with our consumer lending specialists. Any resulting loan may pay off the customer’s retail sales finance obligation and consolidate his or her debts with other creditors, if permitted.

Our consumer lending specialists, who, where required, are licensed to offer insurance and ancillary products, explain our credit and non-credit insurance and ancillary products to the customer. The customer then determines whether to purchase any of these products.

Our growth strategy is to supplement our solicitation of customers through mail, E-commerce, and retail sales financing activities with portfolio acquisitions. These acquisitions include real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders whose customers meet our credit quality standards and profitability objectives. Our branch and field operations management also seek sources of potential portfolio acquisitions.

Account Servicing. Establishing and maintaining customer relationships is very important to us. Branch personnel contact our real estate loan, non-real estate loan, and retail sales finance customers through solicitation or collection phone calls to assess customers’ current financial situations to determine if they desire additional funds. Centralized support operations personnel contact our retail sales finance customers through solicitation or collection calls. Solicitation and collection efforts are opportunities to help our customers solve their temporary financial problems and to maintain our customer relationships.

We do not modify existing accounts, except in certain bankruptcy or catastrophic situations. However, we may renew a delinquent account if the customer has sufficient income and it does not appear that the cause of past delinquency will affect the customer’s ability to repay the new loan. We subject all renewals, whether the customer’s account is current or delinquent, to the same credit risk underwriting process as we would a new application for credit.

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

To accommodate a customer’s preferred monthly payment pattern, we may agree to a customer’s request to change a payment due date on an account. We will not change an account’s due date if the change will affect the thirty day plus delinquency status of the account at month end.

Item 1.  Continued

When two payments are past due on a real estate loan and it appears that foreclosure may be necessary, we inspect the property as part of assessing the costs, risks, and benefits associated with foreclosure. Generally, we begin foreclosure proceedings when the fourth monthly payment is past due. When foreclosure is completed and we have obtained title to the property, we obtain an unrelated party’s valuation of the property, which is either a full appraisal or a real estate broker’s or appraiser’s estimate of the property’s sale value without the benefit of a full interior and exterior appraisal and lacking sales comparisons. We reduce finance receivables by the amount of the real estate loan, establish a foreclosed real estate owned asset at lower of loan balance or 85% of the valuation, and charge off any loan amount in excess of that value to the allowance for finance receivable losses.

Branch and centralized support operations personnel charge-off non-real estate loans and retail sales finance obligations according to our policy. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 for our charge-off policy. If recovery efforts are feasible, we transfer charged-off accounts to our centralized charge-off recovery operation for ultimate disposition.

See Note 22 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Company’s branch business segment.

Centralized Real Estate Business Segment

The centralized real estate business segment originates, purchases, and services real estate loans for customers that we obtain through distribution channels other than our branches. These real estate loans generally have higher credit quality than the real estate loans originated by our branch business segment and are thereby cost-effectively serviced centrally. The distribution channels include mortgage brokers, correspondent relationships with mortgage lenders, and portfolio acquisitions from various types of mortgage lenders as well as direct lending to customers. Wilmington Finance, Inc. (WFI) and MorEquity, Inc. (MorEquity) are included in this segment. At December 31, 2005, the centralized real estate business segment had approximately 2,300 employees.

Our centralized real estate customers are generally described as conforming, prime, or near-prime. Their incomes are generally above national medians but, because of debt-to-income ratios, income stability or verification, or level of disclosure, they have chosen a non-conforming or near-prime mortgage source.

Structure and Responsibilities. Our mortgage origination subsidiaries had entered into agreements with AIG Bank whereby these subsidiaries provided marketing services, certain origination processing services, loan servicing, and related services for AIG Bank’s origination and sale of non-conforming residential real estate loans. Our mortgage origination subsidiaries and AIG Bank originated a combined $16.4 billion of real estate loans during 2005 and $10.6 billion of real estate loans during 2004. We ultimately retained $3.7 billion of these real estate loans during 2005 and $4.5 billion of these real estate loans during 2004 and sold the remainder in the secondary mortgage market to third party investors. For accounting purposes, we report as originations any real estate loans we purchase from AIG Bank that were originated using our mortgage origination subsidiaries’ services rather than reporting the transactions as portfolio acquisitions because the Company and AIG Bank share a common parent. In first quarter 2006, WFI and MorEquity terminated their agreements with AIG Bank and began originating real estate loans using their own state licenses.

Item 1.  Continued

Products and Services. Through WFI’s service agreement, AIG Bank originated non-conforming residential real estate loans, primarily through broker relationships (wholesale) and, to lesser extents, directly to consumers (retail) and through correspondent relationships, and sold these loans to investors with servicing released to the purchaser. At December 31, 2005, WFI had a national network of 22 wholesale, retail, and correspondent production and sales offices. During 2005, WFI originated real estate loans through approximately 10,000 brokers and sold them to more than 20 investors. WFI’s investors include money center and regional banks, national finance companies, investment banks, and our affiliates.

MorEquity serviced approximately 62,000 real estate loans totaling $11.5 billion at December 31, 2005, from a centralized location. These real estate loans were generated through:

•

portfolio acquisitions from third party lenders;

•

correspondent relationships;

•

our mortgage origination subsidiaries;

•

refinancing existing mortgages; or

•

advances on home equity lines of credit.

At December 31, 2005, MorEquity had $1.8 billion of interest only real estate loans. Our underwriting criteria for interest only loans include no investment properties and borrower qualification on a fully amortizing payment basis.

See Note 22 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Company’s centralized real estate business segment.

Insurance Business Segment

The insurance business segment markets its products to all eligible branch customers. We invest cash generated from operations in investment securities, commercial mortgage loans, investment real estate, and policy loans and also use it to pay dividends. At December 31, 2005, the insurance business segment had $1.4 billion of invested assets, $2.7 billion of credit life insurance, and $2.4 billion of non-credit life insurance in force covering approximately 795,000 customer accounts.

Structure and Responsibilities. Merit is a life and health insurance company domiciled in Indiana and licensed in 47 states, the District of Columbia, and the U.S. Virgin Islands. Merit writes or reinsures credit life, credit accident and health, and non-credit insurance.

Yosemite is a property and casualty insurance company domiciled in Indiana and licensed in 47 states. Yosemite writes or reinsures credit-related property and casualty and credit involuntary unemployment insurance.

The 100 employees of the insurance business segment have numerous underwriting, compliance, and service responsibilities for the insurance companies and also provide services to the branch and centralized real estate business segments.

Item 1.  Continued

Products and Services. Our credit life insurance policies insure the life of the borrower in an amount typically equal to the unpaid balance of the finance receivable and provide for payment in full to the lender of the finance receivable in the event of the borrower’s death. Our credit accident and health insurance policies provide, to the lender, payment of the installments on the finance receivable coming due during a period of the borrower’s disability due to illness or injury. Our credit-related property and casualty insurance policies are written to protect the lender’s interest in property pledged as collateral for the finance receivable. Our credit involuntary unemployment insurance policies provide, to the lender, payment of the installments on the finance receivable coming due during a period of the borrower’s involuntary unemployment. The borrower’s purchase of credit life, credit accident and health, credit-related property and casualty, or credit involuntary unemployment insurance is voluntary with the exception of lender-placed property damage coverage for property pledged as collateral. In these instances, our branch or centralized real estate business segment personnel obtain property damage coverage through Yosemite either on a direct or reinsured basis under the terms of the lending agreement if the borrower does not provide evidence of coverage with another insurance carrier. Non-credit insurance policies are primarily traditional life level term policies. The purchase of this coverage is also voluntary.

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

Customers usually either pay premiums for insurance products monthly with their finance receivable payment or finance the premiums and contract fees for ancillary products as part of the finance receivable, but they may pay the premiums and contract fees in cash to the insurer or financial services company. We do not offer single premium credit insurance products to our real estate loan customers.

Reinsurance. Merit and Yosemite enter into reinsurance agreements with other insurers, including affiliated companies, for reinsurance of various non-credit life, group annuity, credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance where our insurance subsidiaries reinsure the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. At December 31, 2005, reserves on the books of Merit and Yosemite for these reinsurance agreements totaled $81.8 million.

Investments. We invest cash generated by our insurance business segment primarily in bonds. We invest in, but are not limited to, the following:

•

bonds;

•

commercial mortgage loans;

•

short-term investments;

•

limited partnerships;

•

preferred stock;

•

investment real estate;

•

policy loans; and

•

common stock.

AIG subsidiaries manage substantially all of our insurance business segment’s investments on our behalf.

Item 1.  Continued

See Note 22 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Company’s insurance business segment.

CREDIT RISK MANAGEMENT

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced in a consumer’s historical credit repayment record. An inability to repay usually results from lower income due to unemployment or underemployment, major medical expenses, or divorce. Occasionally, these events can be so economically severe that the customer files for bankruptcy. Because we evaluate credit applications with a view toward ability to repay, our customer’s inability to repay occurs after our initial credit evaluation and funding of an outstanding finance receivable.

In our branch business segment, we use credit risk scoring models at the time of credit application to assess our risk of the applicant’s unwillingness or inability to repay. We develop these models using numerous factors, including past customer credit repayment experience, and periodically revalidate them based on recent portfolio performance. We use different credit risk scoring models for different types of real estate loan, non-real estate loan, and retail sales finance products. We extend credit to those customers who fit our risk guidelines as determined by these models and, in some cases, manual underwriting. Price and size of the loan or retail sales finance transaction are in relation to the estimated credit risk we assume.

In our centralized real estate business segment, AIG Bank originated real estate loans according to its established underwriting criteria in accordance with agreements that our mortgage origination subsidiaries had entered into with them, and our correspondent lenders originate real estate loans according to underwriting criteria we established for them. As part of our due diligence, we individually reviewed real estate loans we obtained through AIG Bank and also individually review real estate loans we obtain through our correspondent lenders. We perform due diligence investigations on all portfolio acquisitions.

See Note 12 of the Notes to Consolidated Financial Statements in Item 8 for a discussion of derivative counterparty credit risk management.

Item 1.  Continued

OPERATIONAL CONTROLS

We control and monitor our branch and centralized real estate business segments through a variety of methods including the following:

•

Our operational policies and procedures standardize various aspects of lending, collections, and business development processes.

•

Our branch finance receivable systems control amounts, rates, terms, and fees of our customers’ accounts; create loan documents specific to the state in which the branch operates; and control cash receipts and disbursements.

•

Our headquarters accounting personnel reconcile bank accounts, investigate discrepancies, and resolve differences.

•

Our credit risk management system reports are used by various personnel to compare branch lending and collection activities with predetermined parameters.

•

Our executive information system is available to headquarters and field operations management to review the status of activity through the close of business of the prior day.

•

Our branch field operations management structure is designed to control a large, decentralized organization with each succeeding level staffed with more experienced personnel.

•

Our field operations compensation plan aligns the operating activities and goals with corporate strategies by basing the incentive portion of field personnel compensation on profitability and credit quality.

•

Our internal audit department audits for operational policy and procedure and state law and regulation compliance. Internal audit reports directly to AIG to enhance independence.

CENTRALIZED SUPPORT

We continually seek to identify functions that could be more cost-effective if centralized, which reduces costs and frees our lending specialists to service our customers. Our centralized operational functions include the following:

•

mail and telephone solicitations;

•

payment processing;

•

real estate loan approvals;

•

real estate owned processing;

•

collateral protection insurance tracking;

•

retail sales finance approvals;

•

revolving retail and private label processing and collections;

•

merchant services; and

•

charge-off recovery operations.

Item 1.  Continued

SOURCES OF FUNDS

We fund our branch and centralized real estate business segments through cash flows from operations, public and private capital markets borrowings, and capital contributions from our parent. Access to capital depends on internal and external factors including our ability to maintain strong operating performance and debt credit ratings and the condition of the capital markets. Our capital market funding sources include:

•

issuances of long-term debt in domestic and foreign markets;

•

short-term borrowings in the commercial paper market;

•

borrowings from banks under credit facilities; and

•

securitizations.

REGULATION

Branch and Centralized Real Estate

Various federal laws regulate our branch and centralized real estate business segments including:

•

the Equal Credit Opportunity Act (prohibits discrimination against credit-worthy applicants);

•

the Fair Credit Reporting Act (governs the accuracy and use of credit bureau reports);

•

the Truth in Lending Act (governs disclosure of applicable charges and other finance receivable terms);

•

the Fair Housing Act (prohibits discrimination in housing lending);

•

the Real Estate Settlement Procedures Act (regulates certain loans secured by real estate);

•

the Federal Trade Commission Act; and

•

the Federal Reserve Board’s Regulations B, C, P, and Z.

In many states, federal law preempts state law restrictions on interest rates and points and fees for first lien residential mortgage loans. The federal Alternative Mortgage Transactions Parity Act preempts certain state law restrictions on variable rate loans in many states. We make residential mortgage loans under these and other federal laws. Federal laws also govern our practices and disclosures when dealing with consumer or customer information.

Various state laws also regulate our branch and centralized real estate segments. The degree and nature of such regulation vary from state to state. The laws under which we conduct a substantial amount of our business generally:

•

provide for state licensing of lenders;

•

impose maximum term, amount, interest rate, and other charge limitations;

•

regulate whether and under what circumstances we may offer insurance and other ancillary products in connection with a lending transaction; and

•

provide for consumer protection.

Item 1.  Continued

The federal government is considering, and a number of states, counties, and cities have enacted or may be considering, laws or rules that restrict the credit terms or other aspects of residential mortgage loans that are typically described as “high cost mortgage loans”. These laws or regulations, if adopted, may limit or restrict the terms of covered loan transactions and may also impose specific statutory liabilities in cases of non-compliance. Additionally, some of these laws may restrict other business activities or business dealings of affiliates of the Company under certain conditions.

Insurance

State authorities regulate and supervise our insurance business segment. The extent of such regulation varies by product and by state, but relates primarily to the following:

•

licensing;

•

conduct of business, including marketing practices;

•

periodic examination of the affairs of insurers;

•

form and content of required financial reports;

•

standards of solvency;

•

limitations on dividend payments and other related party transactions;

•

types of products offered;

•

approval of policy forms and premium rates;

•

permissible investments;

•

deposits of securities for the benefit of policyholders;

•

reserve requirements for unearned premiums, losses, and other purposes; and

•

claims processing.

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

Insurance

Our insurance business segment supplements our branch business segment. We believe that our insurance companies’ abilities to market insurance products through our distribution systems provide a competitive advantage.

Item 1A.  Risk Factors.

We face a variety of risks that are inherent in our business. Accordingly, you should carefully consider the following discussion of risks in addition to the other information regarding our business provided in this report. These risks are subject to contingencies which may or may not occur, and we are not able to express a view on the likelihood of any such contingency occurring. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance.

Our Consolidated Results of Operations or Financial Condition May Be Materially Adversely Affected by Economic Conditions, Competition and Other Factors.

Our actual consolidated results of operations or financial condition may differ from the consolidated results of operations or financial condition that we anticipate. We believe that generally the factors that affect our consolidated results of operations or financial condition relate to:  general economic conditions, such as shifts in interest rates, unemployment levels, and credit losses; the competitive environment in which we operate, including fluctuations in the demand for our products and services, the effectiveness of our distribution channels and developments regarding our competitors, including business combinations; our ability to access the capital markets, maintain our credit ratings, and successfully invest cash flows from our businesses; and natural or other events and catastrophes that affect our branches or other operating facilities. See Forward-Looking Statements in Item 7 for a more detailed list of factors which could cause our consolidated results of operations or financial condition to differ, possibly materially, from the consolidated results of operations or financial condition that we anticipate.

We Are a Party to Various Lawsuits and Proceedings Which, if Resolved in a Manner Adverse to Us, Could Materially Adversely Affect Our Consolidated Results of Operations or Financial Condition.

We are a party to various lawsuits and proceedings, including certain purported class action claims, arising in the ordinary course of our business. Many of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. The continued occurrences of large damage awards in general in the United States, including, in some jurisdictions, large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, create the potential for an unpredictable judgment in any given suit. A large judgment that is adverse to us could have a material adverse effect on our consolidated results of operations or financial condition. See Legal Proceedings in Item 3 for more information regarding these legal proceedings.

Item 1A.  Continued

We Are Subject to Extensive Regulation in the Jurisdictions in Which We Conduct Our Business.

Our branch and centralized real estate business segments are subject to various U.S. state and federal laws and regulations, and various U.S. state authorities regulate and supervise our insurance business segment. The laws under which a substantial amount of our branch and centralized real estate businesses are conducted generally: provide for state licensing of lenders; impose maximum terms, amounts, interest rates, and other charges regarding loans; regulate whether and under what circumstances insurance and other ancillary products may be offered in connection with a lending transaction; and provide for consumer protection. The extent of state regulation of our insurance business varies by product and by jurisdiction, but relates primarily to the following: licensing; conduct of business; periodic examination of the affairs of insurers; form and content of required financial reports; standards of solvency; limitations on dividend payments and other related party transactions; types of products offered; approval of policy forms and premium rates; permissible investments; deposits of securities for the benefit of policyholders; reserve requirements for unearned premiums, losses, and other purposes; and claims processing. Changes in these laws or regulations could affect our ability to conduct business or the manner in which we conduct business and, accordingly, could have a material adverse effect on our consolidated results of operations or financial condition. See Regulation in Item 1 for a discussion of the regulation of our business segments.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We generally conduct branch office operations, branch office administration, other operations, and operational support in leased premises. Lease terms generally range from three to five years.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. AGFC subsidiaries own two branch offices in Riverside and Barstow, California, two branch offices in Hato Rey and Isabela, Puerto Rico, and eight buildings in Evansville, Indiana. The Evansville buildings house our administrative offices, our centralized services and support operations, and one of our branch offices. Merit owns an office building in Houston, Texas, that it leases to third parties and affiliates and also owns a consumer finance branch office in Terre Haute, Indiana, that it leases to an AGFC subsidiary.

Item 3.  Legal Proceedings.

On January 30, 2006, a federal court jury in Long Island, New York rendered a verdict in favor of HSA Residential Mortgage Services of Texas, Inc. (RMST), a subsidiary of AGFI, on its aiding and abetting fraud claim against the State Bank of Long Island (SBLI). The claim arose out of SBLI’s involvement with Island Mortgage Network, Inc., a mortgage originator that allegedly defrauded RMST and others in 2000 and prior periods. The trial resulted in a judgment of $43.8 million in favor of RMST; however, we anticipate the total amount of this judgment, including costs, prejudgment interest, and certain other items, will approach $74 million. SBLI has filed a motion for a new trial and indicated that it will appeal further if a new trial is not granted.

AGFI and certain of its subsidiaries are parties to various other lawsuits and proceedings, including certain purported class action claims, arising in the ordinary course of business. In addition, many of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts, if any, that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations or financial position. However, the continued occurrences of large damage awards in general in the United States, including, in some jurisdictions, large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs, create the potential for an unpredictable judgment in any given suit.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No trading market exists for AGFI’s common stock. AGFI is an indirect wholly owned subsidiary of AIG. AGFI paid the following cash dividends on its common stock:

Quarter Ended
(dollars in thousands)	2005	2004
March 31	$ -	$24,000
June 30	-	-
September 30	67,999	29,998
December 31	71,999	-
Total	$139,998	$53,998

See Management’s Discussion and Analysis in Item 7, and Note 17 of the Notes to Consolidated Financial Statements in Item 8, regarding limitations on the ability of AGFI and its subsidiaries to pay dividends.

Item 6.  Selected Financial Data.

You should read the following selected financial data in conjunction with the consolidated financial statements and related notes in Item 8 and Management’s Discussion and Analysis in Item 7.

At or for the Years Ended December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Total revenues	$ 2,944,131	$ 2,459,162	$ 2,190,106	$ 1,999,838	$ 1,998,498
Net income (a)	$ 527,330	$ 478,054	$ 366,103	$ 346,826	$ 228,257
Total assets	$25,801,527	$22,235,772	$17,006,164	$15,484,286	$13,531,654
Long-term debt	$18,314,837	$14,679,501	$10,862,218	$ 9,566,256	$ 6,301,433
Average net receivables	$22,451,674	$17,658,922	$14,232,110	$12,409,908	$11,726,436
Average borrowings	$20,830,445	$16,300,928	$13,381,555	$11,471,189	$10,704,644
Yield	10.32%	11.20%	12.46%	13.85%	14.60%
Borrowing cost	4.25%	3.90%	4.08%	4.88%	5.93%
Interest spread	6.07%	7.30%	8.38%	8.97%	8.67%
Operating expense ratio	3.74%	4.43%	4.82%	4.52%	4.70%
Allowance ratio	2.20%	2.26%	3.04%	3.34%	3.74%
Charge-off ratio	1.19%	1.60%	2.19%	2.41%	2.26%
Charge-off coverage	1.97x	1.63x	1.50x	1.56x	1.70x
Delinquency ratio	1.93%	2.31%	3.28%	3.67%	3.71%
Return on average assets	2.15%	2.46%	2.27%	2.48%	1.70%
Return on average equity	19.99%	23.01%	21.33%	24.49%	14.34%
Ratio of earnings to fixed charges	1.91x	2.06x	2.02x	1.85x	1.55x
Debt to tangible equity ratio	8.77x	8.98x	8.88x	8.66x	8.89x
Debt to equity ratio	7.96x	7.99x	7.86x	8.16x	8.24x

(a)

We exclude per share information because AIG indirectly owns all of AGFI’s common stock.

Item 6.  Continued

Glossary

Allowance ratio	allowance for finance receivable losses as a percentage of net finance receivables
Average borrowings	average of debt for each day in the period
Average net receivables	average of net finance receivables at the beginning and end of each month in the period
Borrowing cost	interest expense as a percentage of average borrowings
Charge-off coverage	allowance for finance receivable losses to net charge-offs
Charge-off ratio	net charge-offs as a percentage of the average of net finance receivables at the beginning of each month in the period
Debt to equity ratio	total debt divided by total equity
Debt to tangible equity ratio	total debt divided by tangible equity
Delinquency ratio	gross finance receivables 60 days or more past due (customer has not made 3 or more contractual payments) as a percentage of gross finance receivables
Interest spread	yield less borrowing cost
Operating expense ratio	total operating expenses as a percentage of average net receivables
Ratio of earnings to fixed charges	see Exhibit 12 for calculation
Return on average assets	net income as a percentage of the average of total assets at the beginning and end of each month in the period
Return on average equity	net income as a percentage of the average of total equity at the beginning and end of each month in the period
Tangible equity	total equity less goodwill and accumulated other comprehensive income
Yield	finance charges as a percentage of average net receivables

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and related notes in Item 8. With this discussion and analysis, we intend to enhance the reader’s understanding of our consolidated financial statements in general and more specifically our liquidity and capital resources, our asset quality, and the results of our operations.

An index to our discussion and analysis follows:

Item 7.  Continued

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and our other publicly available documents may include, and the Company’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, financial results and reserves. Our actual results and financial condition may differ from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, which could cause our actual results to differ, possibly materially, include, but are not limited to, the following:

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

•

changes in laws, regulations, or regulator policies and practices that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products;

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

•

natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers and collateral and our branches or other operating facilities; and

•

war, acts of terrorism, riots, civil disruption, pandemics, or other events disrupting business or commerce.

We also direct readers to other risks and uncertainties discussed in Item 1A in this report and in other documents we file with the SEC. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

Item 7.  Continued

RESTATEMENT

On March 20, 2006, we determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. The restatement relates to the correction of errors in our accounting for four cross currency swaps designated as hedges of our foreign currency denominated debt, the first of which we entered into in June 2004. As a result, the previously issued unaudited condensed consolidated financial statements and other related financial information for these periods should no longer be relied upon. We have included the restated financial information at and for each of the periods being restated in this report. See Item 9A for further information on this restatement.

Background

In connection with the preparation of our 2005 annual financial statements, we reviewed our existing accounting for cross currency swaps under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and determined that our four cross currency swaps do not meet the requirements for hedge accounting under SFAS 133. Previously, we had designated these swaps as hedges of changes in foreign exchange rates related to our foreign currency denominated debt (liabilities of the Company). We documented these swaps originally as “matched terms” hedges, in accordance with paragraph 65 of SFAS 133. However, upon completing our review of these transactions, we concluded that certain significant terms did not meet the requirements of paragraph 65 of SFAS 133. We have determined that the hedge documentation, contemporaneously created on the trade date, is not consistent with the requirements to support hedge accounting treatment. The swaps might have qualified for “long-haul” hedge accounting, with ineffectiveness reflected in current income; however, SFAS 133 does not allow for subsequent documentation modifications. Since these swaps do not qualify for hedge accounting, we have recorded all changes in the fair value of each of our cross currency swaps to income.

We entered into the first of these cross currency swaps in June 2004. We evaluated the effect of correcting the errors related to our original accounting on our previously issued unaudited interim condensed consolidated financial statements at and for the quarters ended June 30, September 30, and December 31, 2004 and the annual audited consolidated financial statements for the year ended December 31, 2004 using qualitative and quantitative factors and determined that the effect was immaterial. We concluded that the cumulative effect of the correction for the year 2004 should be accounted for in the fourth quarter of 2005. The effect on net income had the adjustment been recorded in the correct period (actually recorded in fourth quarter 2005), is as follows:

(dollars in thousands)	Net Income Adjustment
Three Months ended June 30, 2004	$ 391
Three Months ended September 30, 2004	13,923
Three Months ended December 31, 2004	(6,753)
Total corrected in the fourth quarter of 2005	$ 7,561

Item 7.  Continued

Effect of the Restatement

The correction of our accounting treatment related to the cross currency swaps did not adversely affect the Company's financial position. The hedge accounting correction had no effect on total shareholder’s equity but did affect net income. For future periods, we anticipate greater fluctuations in net income as a result of not using hedge accounting for our cross currency swaps.

The effect of the restatement on net income for each of the quarters in 2005 is as follows:

(dollars in thousands)	Net Income Adjustment
Three Months ended March 31, 2005	$25,113
Three Months ended June 30, 2005	(5,013)
Three Months ended September 30, 2005	21,369
Nine months ended September 30, 2005	$41,469

In addition, net income for the quarter ended December 31, 2005 includes $7.6 million related to the correction of cumulative hedge accounting errors under SFAS 133 arising in the quarters ended June 30, September 30, and December 31, 2004 and $5.8 million of other out of period items relating to adjustments in prepaid federal income taxes, state tax reserves, and investment securities that were corrected in fourth quarter 2005 as part of our normal year-end financial reporting process. These errors were immaterial to the unaudited condensed consolidated financial statements for each of the related quarters and to the respective annual audited consolidated financial statements in which the error originated.

The effect of the restatement on the components of shareholder’s equity is as follows:

(dollars in thousands)	Retained Earnings	Accumulated Other Comprehensive Income
March 31, 2005	$25,113	$(25,113)
June 30, 2005	20,100	(20,100)
September 30, 2005	41,469	(41,469)

Item 7.  Continued

Restated Unaudited Condensed Consolidated Financial Data

The following tables show the restatement adjustments to our previously reported unaudited condensed consolidated financial data at and for the quarters ended March 31, June 30, and September 30, 2005.

Restated

Condensed Consolidated Statement of Income (Unaudited):

Three Months Ended March 31, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Revenues Finance charges	$545,140	$ -	$545,140
Insurance	42,509	-	42,509
Net service fees from affiliates	59,992	-	59,992
Investment	20,959	-	20,959
Other	6,141	36,317	42,458
Total revenues	674,741	36,317	711,058
Expenses Interest expense	196,460	(2,320)*	194,140
Operating expenses: Salaries and benefits	132,136	-	132,136
Other operating expenses	74,677	-	74,677
Provision for finance receivable losses	64,665	-	64,665
Insurance losses and loss adjustment expenses	17,148	-	17,148
Total expenses	485,086	(2,320)	482,766
Income before provision for income taxes	189,655	38,637	228,292
Provision for Income Taxes	69,793	13,524	83,317
Net Income	$119,862	$25,113	$144,975

*

Represents the swaps net interest settlements that have been reclassified to other revenue in conjunction with the correction of the accounting.

Item 7.  Continued

Restated

Condensed Consolidated Balance Sheet (Unaudited):

March 31, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Assets Net finance receivables: Real estate loans	$17,129,131	$ -	$17,129,131
Non-real estate loans	3,024,839	-	3,024,839
Retail sales finance	1,341,131	-	1,341,131
Net finance receivables	21,495,101	-	21,495,101
Allowance for finance receivable losses	(456,031)	-	(456,031)
Net finance receivables, less allowance for finance receivable losses	21,039,070	-	21,039,070
Investment securities	1,381,421	-	1,381,421
Cash and cash equivalents	215,527	-	215,527
Other assets	979,133	-	979,133
Total assets	$23,615,151	$ -	$23,615,151
Liabilities and Shareholder’s Equity Long-term debt	$15,773,702	$ -	$15,773,702
Short-term debt	4,273,791	-	4,273,791
Insurance claims and policyholder liabilities	411,208	-	411,208
Other liabilities	531,518	-	531,518
Accrued taxes	105,965	-	105,965
Total liabilities	21,096,184	-	21,096,184
Shareholder’s equity: Common stock	1,000	-	1,000
Additional paid-in capital	996,305	-	996,305
Accumulated other comprehensive income	60,279	(25,113)	35,166
Retained earnings	1,461,383	25,113	1,486,496
Total shareholder’s equity	2,518,967	-	2,518,967
Total liabilities and shareholder’s equity	$23,615,151	$ -	$23,615,151

Item 7.  Continued

Restated

Condensed Consolidated Statement of Cash Flows (Unaudited):

Three Months Ended March 31, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Cash Flows from Operating Activities Net Income	$ 119,862	$25,113	$144,975
Reconciling adjustments: Provision for finance receivable losses	64,665	-	64,665
Depreciation and amortization	40,944	-	40,944
Deferral of finance receivable origination costs	(19,674)	-	(19,674)
Deferred income tax (benefit) charge	(11,334)	13,524	2,190
Origination of real estate loans held for sale	(19,587)	-	(19,587)
Sales and principal collections of real estate loans held for sale	17,328	-	17,328
Change in other assets and other liabilities	97,807	(38,637)	59,170
Change in insurance claims and policyholder liabilities	(11,749)	-	(11,749)
Change in taxes receivable and payable	62,457	-	62,457
Other, net	2,929	-	2,929
Net cash provided by operating activities	343,648	-	343,648
Cash Flows from Investing Activities Finance receivables originated or purchased	(3,344,050)	-	(3,344,050)
Principal collections on finance receivables	1,954,415	-	1,954,415
Investment securities purchased	(125,204)	-	(125,204)
Investment securities called and sold	79,967	-	79,967
Investment securities matured	16,000	-	16,000
Change in premiums on finance receivables purchased and deferred charges	(9,200)	-	(9,200)
Other, net	(6,631)	-	(6,631)
Net cash used for investing activities	(1,434,703)	-	(1,434,703)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	1,765,588	-	1,765,588
Repayment of long-term debt	(594,322)	-	(594,322)
Change in short-term debt	(25,294)	-	(25,294)
Net cash provided by financing activities	1,145,972	-	1,145,972
Increase in cash and cash equivalents	54,917	-	54,917
Cash and cash equivalents at beginning of period	160,610	-	160,610
Cash and cash equivalents at end of period	$ 215,527	-	$ 215,527

Item 7.  Continued

Restated

Condensed Consolidated Statement of Comprehensive Income (Unaudited):

Three Months Ended March 31, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Net income	$119,862	$25,113	$144,975
Other comprehensive gain (loss): Changes in net unrealized (losses) gains: Investment securities	(26,268)	-	(26,268)
Swap agreements	53,746	(31,135)	22,611
Minimum pension liability	(2,247)	-	(2,247)
Income tax effect: Investment securities	9,193	-	9,193
Swap agreements	(18,810)	10,898	(7,912)
Minimum pension liability	876	-	876
Changes in net unrealized gains (losses), net of tax	16,490	(20,237)	(3,747)
Reclassification adjustments for realized losses included in net income: Investment securities	2,307	-	2,307
Swap agreements	7,502	(7,502)	-
Income tax effect: Investment securities	(807)	-	(807)
Swap agreements	(2,626)	2,626	-
Realized losses included in net income, net of tax	6,376	(4,876)	1,500
Other comprehensive gain (loss), net of tax	22,866	(25,113)	(2,247)
Comprehensive income	$142,728	$ -	$142,728

Item 7.  Continued

Restated

Condensed Consolidated Statement of Income (Unaudited):

Three Months Ended June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Revenues Finance charges	$576,280	$ -	$576,280
Insurance	40,809	-	40,809
Net service fees from affiliates	79,378	-	79,378
Investment	21,658	-	21,658
Other	5,103	(11,706)	(6,603)
Total revenues	723,228	(11,706)	711,522
Expenses Interest expense	216,704	(3,992)*	212,712
Operating expenses: Salaries and benefits	140,215	-	140,215
Other operating expenses	72,774	-	72,774
Provision for finance receivable losses	69,922	-	69,922
Insurance losses and loss adjustment expenses	15,953	-	15,953
Total expenses	515,568	(3,992)	511,576
Income before provision for income taxes	207,660	(7,714)	199,946
Provision for Income Taxes	77,256	(2,701)	74,555
Net Income	$130,404	$(5,013)	$125,391

*

Represents the swaps net interest settlements that have been reclassified to other revenue in conjunction with the correction of the accounting.

Item 7.  Continued

Restated

Condensed Consolidated Statement of Income (Unaudited):

Six Months Ended June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Revenues Finance charges	$1,121,420	$ -	$1,121,420
Insurance	83,318	-	83,318
Net service fees from affiliates	139,370	-	139,370
Investment	42,617	-	42,617
Other	11,244	24,611	35,855
Total revenues	1,397,969	24,611	1,422,580
Expenses Interest expense	413,164	(6,312)*	406,852
Operating expenses: Salaries and benefits	272,351	-	272,351
Other operating expenses	147,451	-	147,451
Provision for finance receivable losses	134,587	-	134,587
Insurance losses and loss adjustment expenses	33,101	-	33,101
Total expenses	1,000,654	(6,312)	994,342
Income before provision for income taxes	397,315	30,923	428,238
Provision for Income Taxes	147,049	10,823	157,872
Net Income	$250,266	$20,100	$270,366

*

Represents the swaps net interest settlements that have been reclassified to other revenue in conjunction with the correction of the accounting.

Item 7.  Continued

Restated

Condensed Consolidated Balance Sheet (Unaudited):

June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Assets Net finance receivables: Real estate loans	$18,368,638	$ -	$18,368,638
Non-real estate loans	3,120,468	-	3,120,468
Retail sales finance	1,379,957	-	1,379,957
Net finance receivables	22,869,063	-	22,869,063
Allowance for finance receivable losses	(466,032)	-	(466,032)
Net finance receivables, less allowance for finance receivable losses	22,403,031	-	22,403,031
Investment securities	1,400,045	-	1,400,045
Cash and cash equivalents	178,255	-	178,255
Other assets	877,338	-	877,338
Total assets	$24,858,669	$ -	$24,858,669
Liabilities and Shareholder’s Equity Long-term debt	$16,617,676	$ -	$16,617,676
Short-term debt	4,705,258	-	4,705,258
Insurance claims and policyholder liabilities	408,868	-	408,868
Other liabilities	420,792	-	420,792
Accrued taxes	27,652	-	27,652
Total liabilities	22,180,246	-	22,180,246
Shareholder’s equity: Common stock	1,000	-	1,000
Additional paid-in capital	1,016,305	-	1,016,305
Accumulated other comprehensive income	69,330	(20,100)	49,230
Retained earnings	1,591,788	20,100	1,611,888
Total shareholder’s equity	2,678,423	-	2,678,423
Total liabilities and shareholder’s equity	$24,858,669	$ -	$24,858,669

Item 7.  Continued

Restated

Condensed Consolidated Statement of Cash Flows (Unaudited):

Six Months Ended June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Cash Flows from Operating Activities Net Income	$ 250,266	$20,100	$270,366
Reconciling adjustments: Provision for finance receivable losses	134,587	-	134,587
Depreciation and amortization	81,602	-	81,602
Deferral of finance receivable origination costs	(42,875)	-	(42,875)
Deferred income tax benefit	(19,377)	10,823	(8,554)
Origination of real estate loans held for sale	(88,234)	-	(88,234)
Sales and principal collections of real estate loans held for sale	42,024	-	42,024
Change in other assets and other liabilities	3,183	(30,923)	(27,740)
Change in insurance claims and policyholder liabilities	(14,089)	-	(14,089)
Change in taxes receivable and payable	(16,167)	-	(16,167)
Other, net	(6,800)	-	(6,800)
Net cash provided by operating activities	324,120	-	324,120
Cash Flows from Investing Activities Finance receivables originated or purchased	(6,851,986)	-	(6,851,986)
Principal collections on finance receivables	4,041,831	-	4,041,831
Investment securities purchased	(212,678)	-	(212,678)
Investment securities called and sold	177,495	-	177,495
Investment securities matured	16,000	-	16,000
Change in premiums on finance receivables purchased and deferred charges	(16,889)	-	(16,889)
Other, net	(12,130)	-	(12,130)
Net cash used for investing activities	(2,858,357)	-	(2,858,357)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	3,343,119	-	3,343,119
Repayment of long-term debt	(1,217,410)	-	(1,217,410)
Change in short-term debt	406,173	-	406,173
Capital contributions from parent	20,000	-	20,000
Net cash provided by financing activities	2,551,882	-	2,551,882
Increase in cash and cash equivalents	17,645	-	17,645
Cash and cash equivalents at beginning of period	160,610	-	160,610
Cash and cash equivalents at end of period	$ 178,255	-	$ 178,255

Item 7.  Continued

Restated

Condensed Consolidated Statement of Comprehensive Income (Unaudited):

Three Months Ended June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Net income	$130,404	$(5,013)	$125,391
Other comprehensive gain: Changes in net unrealized gains (losses): Investment securities	27,372	-	27,372
Swap agreements	(23,144)	15,501	(7,643)
Minimum pension liability	-	-	-
Income tax effect: Investment securities	(9,579)	-	(9,579)
Swap agreements	8,100	(5,426)	2,674
Minimum pension liability	-	-	-
Changes in net unrealized gains, net of tax	2,749	10,075	12,824
Reclassification adjustments for realized losses included in net income: Investment securities	1,909	-	1,909
Swap agreements	7,787	(7,787)	-
Income tax effect: Investment securities	(669)	-	(669)
Swap agreements	(2,725)	2,725	-
Realized losses included in net income, net of tax	6,302	(5,062)	1,240
Other comprehensive gain, net of tax	9,051	5,013	14,064
Comprehensive income	$139,455	$ -	$139,455

Item 7.  Continued

Restated

Condensed Consolidated Statement of Comprehensive Income (Unaudited):

Six Months Ended June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Net income	$250,266	$20,100	$270,366
Other comprehensive gain: Changes in net unrealized gains (losses): Investment securities	1,104	-	1,104
Swap agreements	30,602	(15,634)	14,968
Minimum pension liability	(2,247)	-	(2,247)
Income tax effect: Investment securities	(386)	-	(386)
Swap agreements	(10,710)	5,472	(5,238)
Minimum pension liability	876	-	876
Changes in net unrealized gains, net of tax	19,239	(10,162)	9,077
Reclassification adjustments for realized losses included in net income: Investment securities	4,216	-	4,216
Swap agreements	15,289	(15,289)	-
Income tax effect: Investment securities	(1,476)	-	(1,476)
Swap agreements	(5,351)	5,351	-
Realized losses included in net income, net of tax	12,678	(9,938)	2,740
Other comprehensive gain, net of tax	31,917	(20,100)	11,817
Comprehensive income	$282,183	$ -	$282,183

Item 7.  Continued

Restated

Condensed Consolidated Statement of Income (Unaudited):

Three Months Ended September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Revenues Finance charges	$592,662	$ -	$592,662
Insurance	39,334	-	39,334
Net service fees from affiliates	97,855	-	97,855
Investment	21,955	-	21,955
Other	5,203	29,918	35,121
Total revenues	757,009	29,918	786,927
Expenses Interest expense	238,625	(2,957)*	235,668
Operating expenses: Salaries and benefits	140,758	-	140,758
Other operating expenses	77,137	-	77,137
Provision for finance receivable losses	119,470	-	119,470
Insurance losses and loss adjustment expenses	17,357	-	17,357
Total expenses	593,347	(2,957)	590,390
Income before provision for income taxes	163,662	32,875	196,537
Provision for Income Taxes	61,397	11,506	72,903
Net Income	$102,265	$21,369	$123,634

*

Represents the swaps net interest settlements that have been reclassified to other revenue in conjunction with the correction of the accounting.

Item 7.  Continued

Restated

Condensed Consolidated Statement of Income (Unaudited):

Nine Months Ended September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Revenues Finance charges	$1,714,082	$ -	$1,714,082
Insurance	122,652	-	122,652
Net service fees from affiliates	237,225	-	237,225
Investment	64,572	-	64,572
Other	16,447	54,529	70,976
Total revenues	2,154,978	54,529	2,209,507
Expenses Interest expense	651,789	(9,269)*	642,520
Operating expenses: Salaries and benefits	413,109	-	413,109
Other operating expenses	224,588	-	224,588
Provision for finance receivable losses	254,057	-	254,057
Insurance losses and loss adjustment expenses	50,458	-	50,458
Total expenses	1,594,001	(9,269)	1,584,732
Income before provision for income taxes	560,977	63,798	624,775
Provision for Income Taxes	208,446	22,329	230,775
Net Income	$352,531	$41,469	$394,000

*

Represents the swaps net interest settlements that have been reclassified to other revenue in conjunction with the correction of the accounting.

Item 7.  Continued

Restated

Condensed Consolidated Balance Sheet (Unaudited):

September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Assets Net finance receivables: Real estate loans	$18,724,784	$ -	$18,724,784
Non-real estate loans	3,143,014	-	3,143,014
Retail sales finance	1,431,392	-	1,431,392
Net finance receivables	23,299,190	-	23,299,190
Allowance for finance receivable losses	(522,831)	-	(522,831)
Net finance receivables, less allowance for finance receivable losses	22,776,359	-	22,776,359
Investment securities	1,382,140	-	1,382,140
Cash and cash equivalents	161,747	-	161,747
Other assets	1,071,307	-	1,071,307
Total assets	$25,391,553	$ -	$25,391,553
Liabilities and Shareholder’s Equity Long-term debt	$17,944,765	$ -	$17,944,765
Short-term debt	3,800,404	-	3,800,404
Insurance claims and policyholder liabilities	404,050	-	404,050
Other liabilities	491,019	-	491,019
Accrued taxes	23,292	-	23,292
Total liabilities	22,663,530	-	22,663,530
Shareholder’s equity: Common stock	1,000	-	1,000
Additional paid-in capital	1,016,305	-	1,016,305
Accumulated other comprehensive income	84,662	(41,469)	43,193
Retained earnings	1,626,056	41,469	1,667,525
Total shareholder’s equity	2,728,023	-	2,728,023
Total liabilities and shareholder’s equity	$25,391,553	$ -	$25,391,553

Item 7.  Continued

Restated

Condensed Consolidated Statement of Cash Flows (Unaudited):

Nine Months Ended September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Cash Flows from Operating Activities Net Income	$ 352,531	$41,469	$394,000
Reconciling adjustments: Provision for finance receivable losses	254,057	-	254,057
Depreciation and amortization	120,696	-	120,696
Deferral of finance receivable origination costs	(63,285)	-	(63,285)
Deferred income tax benefit	(41,599)	22,329	(19,270)
Origination of real estate loans held for sale	(363,061)	-	(363,061)
Sales and principal collections of real estate loans held for sale	209,348	-	209,348
Change in other assets and other liabilities	15,961	(63,798)	(47,837)
Change in insurance claims and policyholder liabilities	(18,907)	-	(18,907)
Change in taxes receivable and payable	(29,319)	-	(29,319)
Other, net	(16,258)	-	(16,258)
Net cash provided by operating activities	420,164	-	420,164
Cash Flows from Investing Activities Finance receivables originated or purchased	(9,514,568)	-	(9,514,568)
Principal collections on finance receivables	6,217,631	-	6,217,631
Investment securities purchased	(319,160)	-	(319,160)
Investment securities called and sold	254,031	-	254,031
Investment securities matured	37,047	-	37,047
Change in premiums on finance receivables purchased and deferred charges	(20,096)	-	(20,096)
Other, net	(18,579)	-	(18,579)
Net cash used for investing activities	(3,363,694)	-	(3,363,694)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	4,753,515	-	4,753,515
Repayment of long-term debt	(1,262,168)	-	(1,262,168)
Change in short-term debt	(498,681)	-	(498,681)
Capital contributions from parent	20,000	-	20,000
Dividends paid	(67,999)	-	(67,999)
Net cash provided by financing activities	2,944,667	-	2,944,667
Increase in cash and cash equivalents	1,137	-	1,137
Cash and cash equivalents at beginning of period	160,610	-	160,610
Cash and cash equivalents at end of period	$ 161,747	-	$ 161,747

Item 7.  Continued

Restated

Condensed Consolidated Statement of Comprehensive Income (Unaudited):

Three Months Ended September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Net income	$102,265	$21,369	$123,634
Other comprehensive gain (loss): Changes in net unrealized (losses) gains: Investment securities	(26,566)	-	(26,566)
Swap agreements	46,435	(29,951)	16,484
Minimum pension liability	-	-	-
Income tax effect: Investment securities	9,298	-	9,298
Swap agreements	(16,251)	10,483	(5,768)
Minimum pension liability	-	-	-
Changes in net unrealized gains (losses), net of tax	12,916	(19,468)	(6,552)
Reclassification adjustments for realized losses included in net income: Investment securities	35	-	35
Swap agreements	3,682	(2,924)	758
Income tax effect: Investment securities	(12)	-	(12)
Swap agreements	(1,289)	1,023	(266)
Realized losses included in net income, net of tax	2,416	(1,901)	515
Other comprehensive gain (loss), net of tax	15,332	(21,369)	(6,037)
Comprehensive income	$117,597	$ -	$117,597

Item 7.  Continued

Restated

Condensed Consolidated Statement of Comprehensive Income (Unaudited):

Nine Months Ended September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Net income	$352,531	$41,469	$394,000
Other comprehensive gain: Changes in net unrealized (losses) gains: Investment securities	(25,462)	-	(25,462)
Swap agreements	77,037	(45,585)	31,452
Minimum pension liability	(2,247)	-	(2,247)
Income tax effect: Investment securities	8,912	-	8,912
Swap agreements	(26,961)	15,955	(11,006)
Minimum pension liability	876	-	876
Changes in net unrealized gains, net of tax	32,155	(29,630)	2,525
Reclassification adjustments for realized losses included in net income: Investment securities	4,251	-	4,251
Swap agreements	18,971	(18,213)	758
Income tax effect: Investment securities	(1,488)	-	(1,488)
Swap agreements	(6,640)	6,374	(266)
Realized losses included in net income, net of tax	15,094	(11,839)	3,255
Other comprehensive gain, net of tax	47,249	(41,469)	5,780
Comprehensive income	$399,780	$ -	$399,780

OVERVIEW AND OUTLOOK

Overview

Our branch and centralized real estate business segments borrow money at wholesale prices and lend money at retail prices. Our branch business segment also offers credit and non-credit insurance and ancillary products to all eligible customers. Our insurance business segment writes and reinsures credit and non-credit insurance products for all eligible customers of our branch business segment and invests cash generated from operations in various investments.

During 2005, net finance receivables increased $3.6 billion, or 18%, to $23.8 billion at December 31, 2005. Although the Federal Reserve increased short-term federal bank borrowing rates by 200 basis points in 2005 following the 125 basis points increase in the second half of 2004, long-term interest rates, including interest rates on most long-term, fixed-rate real estate loans, did not increase significantly during 2005. This relatively low interest rate environment contributed to the continued high level of mortgage refinancing activity. Real estate loans increased $3.3 billion, or 21%, during 2005 to $19.0 billion. Despite record high energy costs, the U.S. economy continued to expand during the year, improving our credit quality. Our charge-off ratio improved to 1.19% for 2005 compared to 1.60% for 2004. Our delinquency ratio improved to 1.93% at December 31, 2005, from 2.31% at December 31, 2004. Many areas along the Gulf Coast were severely impacted by Hurricane Katrina in third quarter

Item 7.  Continued

2005. We provided relief to many of our customers in the affected areas by deferring their payments for four months. We incurred charges totaling $62.4 million ($40.6 million after-tax) for the anticipated impact of this hurricane. A new bankruptcy law went into effect in October 2005. Consumers filed for personal bankruptcy protection under the old law in record numbers in third quarter 2005 ahead of the new law’s effective date. Consumer filings for personal bankruptcy protection have declined substantially since October 2005.

2006 Outlook

Our charge-off ratios and delinquency ratios remain below or within our targeted ranges. The U.S. economy continues to expand at a fairly strong pace, but finance receivables may not increase as much as in the last few years. There are signs that growth in the U.S. housing market may be slowing after several years of strong performance. In first quarter 2006, our mortgage origination subsidiaries terminated their Mortgage Loan Services Agreements with AIG Federal Savings Bank and began originating real estate loans under their own state licenses. We do not anticipate this change to materially affect earnings in 2006, nor do we believe the surviving recourse obligations to be material. It is unknown how Federal Reserve policy and actions might change to address these economic uncertainties. The Federal Reserve’s stated intent is to raise short-term interest rates at a measured pace to fight inflation. If this occurs, it is questionable how long the long-term interest rates, including interest rates on real estate loans, can remain low with short-term interest rates continuing to increase. The new Federal Reserve Chairman may have different views on the direction of interest rates and inflation than the recently retired Chairman.

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

At December 31, 2005, 90% of our assets were net finance receivables less allowance for finance receivable losses. Finance charge revenue is a function of the amount of average net receivables and the yield on those average net receivables. GAAP requires that we recognize finance charges as revenue on the accrual basis using the interest method.

At December 31, 2005, 96% of our liabilities were debt issued primarily to support our net finance receivables. Interest expense is a function of the amount of average borrowings and the borrowing cost on those average borrowings. GAAP requires that we recognize interest on borrowings as expense on the accrual basis using the interest method. Interest expense includes the effect of our swap agreements.

Insurance revenues consist primarily of insurance premiums resulting from our branch customers purchasing various credit and non-credit insurance policies. Insurance premium revenue is a function of the premium amounts and policy terms. GAAP dictates the methods of insurance premium revenue recognition.

Item 7.  Continued

Net service fees from affiliates include amounts we charged AIG Bank for marketing services, certain origination processing services, loan servicing, and related services under our agreements for AIG Bank’s origination and sale of non-conforming residential real estate loans. We assumed financial responsibility for recourse exposure pertaining to these loans. We netted the provisions for the related recourse in net service fee revenue. Net service fees from affiliates also include amounts we charged AIG Bank for certain services under our agreement for AIG Bank’s origination of private label services. As required by GAAP, we recognized these fees as revenue when we provided the services.

We invest cash generated by our insurance business segment primarily in investment securities, which were 5% of our assets at December 31, 2005, and to lesser extents in commercial mortgage loans, investment real estate, and policy loans, which we include in other assets. We report the resulting revenue in investment revenue. GAAP requires that we recognize interest on these investments as revenue on the accrual basis using the interest method. The only areas of discretion we have are determining the classification of the investment, the point of suspension of the accrual of this investment revenue, and when we consider the investment security’s decline in fair value to be other than temporary and recognize a realized loss.

CRITICAL ACCOUNTING ESTIMATES

We consider our most critical accounting estimate to be the establishment of an adequate allowance for finance receivable losses. Our finance receivable portfolio consists of $23.8 billion of net finance receivables due from 1.9 million customer accounts. These accounts were originated or purchased and are serviced by our branch or centralized real estate business segments.

To manage our exposure to credit losses, we use credit risk scoring models for finance receivables that we originate through our branch business segment. In our centralized real estate business segment, AIG Bank originated real estate loans according to its established underwriting criteria in accordance with agreements that our mortgage origination subsidiaries had entered into with them, and our correspondent lenders originate real estate loans according to underwriting criteria we established for them. As part of our due diligence, we individually reviewed the real estate loans we obtained through AIG Bank and also individually review real estate loans we obtain through our correspondent lenders. We perform due diligence investigations on all portfolio acquisitions. We utilize standard collection procedures supplemented with data processing systems to aid branch, centralized support operations, and centralized real estate personnel in their finance receivable collection processes.

Despite our efforts to avoid losses on our finance receivables, personal circumstances and national, regional, and local economic situations affect our customers’ abilities to repay their obligations. Personal circumstances include lower income due to unemployment or underemployment, major medical expenses, and divorce. Occasionally, these events can be so economically severe that the customer files for bankruptcy.

Item 7.  Continued

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly. Within our three main finance receivable types are sub-portfolios, each consisting of a large number of relatively small, homogenous accounts. We evaluate these sub-portfolios for impairment as groups. None of our accounts are large enough to warrant individual evaluation for impairment. Our Credit Strategy and Policy Committee considers numerous internal and external factors in estimating losses inherent in our finance receivable portfolio, including the following:

•

prior finance receivable loss and delinquency experience;

•

the composition of our finance receivable portfolio; and

•

current economic conditions, including the levels of unemployment and personal bankruptcies.

Our Credit Strategy and Policy Committee uses our delinquency ratio, allowance ratio, charge-off ratio, and charge-off coverage to evaluate prior finance receivable loss and delinquency experience. Each ratio is useful, but each has its limitations.

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

We calculate migration analysis using three different scenarios based on varying assumptions to evaluate a range of possible outcomes. We aggregate the results of our analysis for all segments of the Company’s portfolio to arrive at an estimate of inherent finance receivable losses for the finance receivables existing at the time of analysis. We adjust the amounts determined by migration analysis for management’s estimate of the effects of model imprecision, recent changes to underwriting criteria, portfolio seasoning, catastrophic events, and current economic conditions, including the levels of unemployment and personal bankruptcies. This adjustment resulted in an increase to the amount determined by migration analysis of $93.9 million at December 31, 2005, compared to $21.6 million at December 31, 2004. This increase included $56.8 million we established in third quarter 2005 related to the anticipated impact of Hurricane Katrina on our net charge-offs inherent in our existing portfolio.

Item 7.  Continued

We maintain our allowance for finance receivable losses at the most likely outcome of our migration analysis scenarios, as adjusted. If we had chosen to establish the allowance for finance receivable losses at the highest and lowest levels produced by the various adjusted migration analysis scenarios, our allowance for finance receivable losses at December 31, 2005 and 2004, and provision for finance receivable losses and net income for 2005 and 2004 would have changed as follows:

At or for the Years Ended December 31,
(dollars in millions)	2005	2004
Highest level: Increase in allowance for finance receivable losses	$ 42.2	$ 34.6
Increase in provision for finance receivable losses	42.2	34.6
Decrease in net income	(27.4)	(22.5)
Lowest level: Decrease in allowance for finance receivable losses	$(90.5)	$(77.2)
Decrease in provision for finance receivable losses	(90.5)	(77.2)
Increase in net income	58.8	50.2

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

CRITICAL ACCOUNTING POLICIES

We consider our most critical accounting policy to be for the allowance for finance receivable losses. Information regarding this critical accounting policy is disclosed in Critical Accounting Estimates. We describe our significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements in Item 8.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements as defined by SEC rules.

Item 7.  Continued

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital varies primarily with the amount of net finance receivables. We base the mix of debt and equity primarily upon maintaining leverage that supports cost-effective funding.

December 31,	2005		2004
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$18,314.8	74%	$14,679.5	69%
Short-term debt	3,809.4	15	4,299.1	20
Total debt	22,124.2	89	18,978.6	89
Equity	2,779.0	11	2,376.2	11
Total capital	$24,903.2	100%	$21,354.8	100%
Net finance receivables	$23,788.5		$20,167.9
Debt to equity ratio	7.96x		7.99x
Debt to tangible equity ratio	8.77x		8.98x

Reconciliations of equity to tangible equity were as follows:

December 31,
(dollars in millions)	2005	2004
Equity	$2,779.0	$2,376.2
Goodwill	(224.7)	(224.7)
Accumulated other comprehensive income	(32.9)	(37.4)
Tangible equity	$2,521.4	$2,114.1

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years. AGFC and AGFI obtain most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate debt. We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At December 31, 2005, short-term debt included $3.4 billion of commercial paper. AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At December 31, 2005, short-term debt included $326.6 million of extendible commercial notes.

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 2005, AGFC had committed credit facilities totaling $4.253 billion, including a $2.125 billion multi-year credit facility and a $2.125 billion 364-day credit facility. The 364-day facility allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. As a result of the restatement previously discussed in this report, we have obtained waivers from our credit facility banks regarding representations we previously made to them with respect to the completeness and accuracy of prior period financial statements. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 for additional information on credit facilities.

Item 7.  Continued

Our larger committed credit facilities at December 31, 2005, expire as follows:

(dollars in millions)	Committed Amount
July 2006	$2,125.0
July 2010	2,125.0
Total	$4,250.0

We expect to replace or extend these credit facilities on or prior to their expiration.

AGFI has historically paid dividends to (or received capital contributions from) its parent to manage our leverage of debt to tangible equity to a targeted amount, which is currently 9.0 to 1. The debt to tangible equity ratio at December 31, 2005, was 8.77 to 1 due to the restatement for the correction of errors in our accounting for four cross currency swaps designated as hedges of our foreign currency denominated debt. During third quarter 2004, AGFI executed a long-term, prepayable bank loan that requires AGFI to maintain at least $1.3 billion in tangible equity. AGFI’s ability to pay dividends depends on dividends or other funds it receives from its subsidiaries, primarily AGFC. Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay. Under the most restrictive provision contained in these agreements, $1.3 billion of AGFC’s retained earnings was free from restriction at December 31, 2005.

Liquidity

Our sources of funds include operations, issuances of long-term debt in domestic and foreign markets, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, and securitizations. AGFI has also received capital contributions from its parent to support finance receivable growth and maintain targeted leverage.

We believe that our overall sources of liquidity will continue to be sufficient to satisfy our operational requirements and financial obligations. The principal factors that could decrease our liquidity are delinquent payments from our customers and an inability to access capital markets. The principal factors that could increase our cash needs are significant increases in net originations and purchases of finance receivables. We intend to mitigate liquidity risk by continuing to operate the Company utilizing the following existing strategies:

•

maintaining a finance receivable portfolio comprised mostly of real estate loans, which generally represent a lower risk of customer non-payment;

•

monitoring finance receivables using our credit risk and asset/liability management systems;

•

maintaining an investment securities portfolio of predominantly investment grade, liquid securities; and

•

maintaining a capital structure appropriate to our asset base.

Item 7.  Continued

Principal sources and uses of cash were as follows:

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Principal sources of cash: Net issuances of debt	$3,425.7	$4,445.3	$1,382.2
Operations	621.6	787.4	817.3
Capital contributions	20.0	75.0	-
Total	$4,067.3	$5,307.7	$2,199.5
Principal uses of cash: Net originations and purchases of finance receivables	$3,853.8	$5,128.8	$1,837.4
Dividends paid	140.0	54.0	183.1
Total	$3,993.8	$5,182.8	$2,020.5

Net originations and purchases of finance receivables and net issuances of debt decreased in 2005 primarily due to decreases in our centralized real estate loan production. Net cash from operations decreased in 2005 primarily due to an increase in net originations of real estate loans held for sale.

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

Dividends paid, less capital contributions received, reflect net income retained by AGFI to maintain equity and total debt at our current leverage target of 9.0 to 1 for debt to tangible equity. The debt to tangible equity ratio at December 31, 2005, was 8.77 to 1 due to the restatement for the correction of errors in our accounting for four cross currency swaps designated as hedges of our foreign currency denominated debt.

At December 31, 2005, material contractual obligations were as follows:

(dollars in millions)	Less than 1 year	From 1-3 years	From 4-5 years	Over 5 years	Total
Debt: Long-term debt	$ 2,992.3	$ 6,347.8	$ 4,811.8	$ 4,162.9	$18,314.8
Short-term debt	3,809.4	-	-	-	3,809.4
Insurance claims and policyholder liabilities	58.9	131.5	33.4	174.3	398.1
Operating leases	56.6	82.7	32.3	23.2	194.8
Total	$ 6,917.2	$ 6,562.0	$ 4,877.5	$ 4,360.4	$22,717.1

We expect to refinance maturities of our debt in the capital markets. Any adverse changes in our operating performance or credit ratings could limit our access to capital markets to accomplish these refinancings.

Item 7.  Continued

Insurance claims and policyholder liabilities represent payments based upon historical loss development payment patterns, as well as cash flow testing results.

Operating leases represent annual rental commitments for leased office space, automobiles, and data processing and related equipment.

AGFC anticipates issuing approximately $3 billion to $4 billion of long-term debt during 2006, including refinancings of $3.0 billion of maturing long-term debt. The actual amount of long-term debt issuances will depend on economic and market conditions, receivable growth, acquisition opportunities, and other available funding sources. We anticipate that our long-term debt issuances will occur in the public domestic and foreign capital markets.

To further diversify its funding sources, AGFC began issuing foreign currency denominated debt in 2004. We executed financial derivative transactions with a non-subsidiary affiliate to effectively convert the related foreign currency denominated debt into U.S. dollar denominated debt.

In second quarter 2003, AGFC began issuing long-term debt under a retail note program. These senior, unsecured notes are sold by brokers to individual investors for a minimum investment of $1,000 in increments of $1,000.

Also in second quarter 2003, a consolidated special purpose subsidiary of AGFI purchased $266.8 million of real estate loans from seven subsidiaries of AGFC. The AGFI subsidiary securitized $259.0 million of these real estate loans and recorded $256.4 million of debt issued by the trust that purchased these real estate loans. We recorded this transaction as an “on balance sheet” secured financing.

Item 7.  Continued

We believe that consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets to issue our commercial paper and long-term debt. We have implemented programs and operating guidelines to ensure adequate liquidity, to mitigate the impact of any inability to access capital markets, and to provide contingent funding sources. These programs and guidelines include the following:

•

We manage commercial paper as a percentage of total debt. At December 31, 2005, that percentage was 15% compared to 19% at December 31, 2004.

•

We spread commercial paper maturities throughout upcoming weeks and months.

•

We limit the amount of commercial paper that any one investor may hold.

•

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 2005, we had $4.253 billion of committed bank credit facilities.

•

At December 31, 2005, we had effective shelf registration statements that provided AGFC with the ability to issue up to $11.1 billion of long-term debt securities registered under the Securities Act of 1933.

•

We have established AGFC as an issuer in foreign capital markets.

•

We have the ability to sell, on a whole loan basis, or securitize, a portion of our finance receivables.

•

We collect principal payments on our finance receivables, which totaled $8.3 billion in 2005, $7.5 billion in 2004, and $7.1 billion during 2003. We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables during these periods, but these funds could be made available for other uses, if necessary.

•

We have the ability to sell a portion of our insurance subsidiaries’ investment securities and to dividend, subject to certain regulatory limits, cash from the securities sales.

Item 7.  Continued

ANALYSIS OF FINANCIAL CONDITION

Finance Receivables

Amount, number, and average size of net finance receivables originated and renewed and purchased by type were as follows:

Years Ended December 31,	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Originated and renewed Amount (in millions): Real estate loans	$ 7,589.7	60%	$ 7,934.1	63%	$ 4,829.4	52%
Non-real estate loans	3,368.2	26	3,102.6	24	2,826.4	31
Retail sales finance	1,808.9	14	1,624.3	13	1,611.0	17
Total	$12,766.8	100%	$12,661.0	100%	$ 9,266.8	100%
Number: Real estate loans	85,054	5%	93,141	6%	73,427	5%
Non-real estate loans	819,460	50	812,339	49	774,464	48
Retail sales finance	751,068	45	739,640	45	764,612	47
Total	1,655,582	100%	1,645,120	100%	1,612,503	100%
Average size (to nearest dollar): Real estate loans	$89,234		$85,184		$65,771
Non-real estate loans	4,110		3,819		3,649
Retail sales finance	2,408		2,196		2,107
Purchased Amount (in millions): Real estate loans	$ 1,304.4	99%	$ 1,239.1	96%	$ 837.0	96%
Non-real estate loans	4.3	-	14.5	1	3.0	-
Retail sales finance	11.8	1	36.3	3	30.5	4
Total	$ 1,320.5	100%	$ 1,289.9	100%	$ 870.5	100%
Number: Real estate loans	7,563	51%	7,372	42%	10,620	44%
Non-real estate loans	1,054	7	1,999	11	1,735	7
Retail sales finance	6,267	42	8,435	47	11,926	49
Total	14,884	100%	17,806	100%	24,281	100%
Average size (to nearest dollar): Real estate loans	$172,474		$168,078		$78,810
Non-real estate loans	4,021		7,258		1,759
Retail sales finance	1,889		4,301		2,555

We had no sales of finance receivables in 2005, 2004, or 2003.

Item 7.  Continued

Amount, number, and average size of total net finance receivables originated, renewed, and purchased by type were as follows:

Years Ended December 31,	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Originated, renewed, and purchased Amount (in millions): Real estate loans	$ 8,894.1	63%	$ 9,173.2	66%	$ 5,666.4	56%
Non-real estate loans	3,372.5	24	3,117.1	22	2,829.4	28
Retail sales finance	1,820.7	13	1,660.6	12	1,641.5	16
Total	$14,087.3	100%	$13,950.9	100%	$10,137.3	100%
Number: Real estate loans	92,617	6%	100,513	6%	84,047	5%
Non-real estate loans	820,514	49	814,338	49	776,199	47
Retail sales finance	757,335	45	748,075	45	776,538	48
Total	1,670,466	100%	1,662,926	100%	1,636,784	100%
Average size (to nearest dollar): Real estate loans	$96,031		$91,264		$67,419
Non-real estate loans	4,110		3,828		3,645
Retail sales finance	2,404		2,220		2,114

Amount of purchased net finance receivables as a percentage of total net finance receivables originated, renewed, and purchased by type was as follows:

Years Ended December 31,	2005	2004	2003
Real estate loans	15%	14%	15%
Non-real estate loans	-	-	-
Retail sales finance	1	2	2
Total	9%	9%	9%

The Federal Reserve has increased short-term federal bank borrowing rates substantially since June 2004. However, long-term interest rates, including interest rates on most long-term, fixed-rate real estate loans, did not increase significantly during 2005. This low interest rate environment contributed to the continued high level of originations and liquidations of real estate loans. Our centralized real estate business segment produced $3.7 billion of our real estate loan originations during 2005, $4.5 billion during 2004, and $1.9 billion during 2003. These real estate loan originations increased the average size of our real estate loans originated in 2005 and 2004 when compared to 2003. Real estate loan purchases and average size of real estate loans purchased also increased in 2005 and 2004 when compared to 2003 due to correspondent relationships we have established.

Item 7.  Continued

Amount, number, and average size of net finance receivables by type were as follows:

December 31,	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Net finance receivables Amount (in millions): Real estate loans	$19,024.6	80%	$15,742.3	78%	$11,038.2	72%
Non-real estate loans	3,216.9	14	3,043.6	15	2,932.1	19
Retail sales finance	1,547.0	6	1,382.0	7	1,337.7	9
Total	$23,788.5	100%	$20,167.9	100%	$15,308.0	100%
Number: Real estate loans	231,764	12%	229,882	12%	215,294	12%
Non-real estate loans	876,945	47	892,117	48	895,879	48
Retail sales finance	764,421	41	729,666	40	743,850	40
Total	1,873,130	100%	1,851,665	100%	1,855,023	100%
Average size (to nearest dollar): Real estate loans	$82,086		$68,480		$51,270
Non-real estate loans	3,668		3,412		3,273
Retail sales finance	2,024		1,894		1,798

The amount of first mortgage loans was 92% of our real estate loan net receivables at December 31, 2005, compared to 89% at December 31, 2004, and 81% at December 31, 2003.

The largest concentrations of net finance receivables were as follows:

December 31,	2005		2004		2003
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
California	$ 3,318.9	14%	$ 2,892.1	14%	$ 2,276.4	15%
Florida	1,492.6	6	1,233.9	6	936.4	6
Ohio	1,349.1	6	1,125.9	6	841.4	6
Virginia	1,096.6	5	954.8	5	680.3	4
Illinois	1,088.3	4	992.1	5	835.2	5
Colorado	943.4	4	522.7	3	182.9	1
N. Carolina	940.6	4	904.5	4	883.9	6
Tennessee	844.5	4	694.8	3	498.1	3
Other	12,714.5	53	10,847.1	54	8,173.4	54
Total	$23,788.5	100%	$20,167.9	100%	$15,308.0	100%

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. In addition, 98% of our finance receivables at December 31, 2005, were secured by real property or personal property. While finance receivables have some exposure to further economic uncertainty, we believe that the allowance for finance receivable losses is adequate to absorb losses inherent in our existing portfolio. See Analysis of Operating Results for further information on allowance ratio, delinquency ratio, and charge-off ratio and Note 2 of the Notes to Consolidated Financial Statements in Item 8 for further information on how we estimate finance receivable losses.

Item 7.  Continued

Contractual maturities of net finance receivables by type at December 31, 2005, were as follows:

	Real	Non-Real	Retail
(dollars in millions)	Estate Loans	Estate Loans	Sales Finance	Total
2006	$ 303.7	$ 822.0	$ 385.2	$ 1,510.9
2007	362.5	1,044.0	314.3	1,720.8
2008	385.8	743.9	160.6	1,290.3
2009	407.8	346.6	86.8	841.2
2010	423.5	124.5	49.0	597.0
2011+	17,141.3	135.9	551.1	17,828.3
Total	$19,024.6	$3,216.9	$1,547.0	$23,788.5

Company experience has shown that customers will renew, convert or pay in full a substantial portion of finance receivables prior to maturity. Contractual maturities are not a forecast of future cash collections.

Real Estate Owned

Changes in the amount of real estate owned were as follows:

At or for the Years Ended December 31,
(dollars in millions)	2005	2004	2003
Balance at beginning of year	$ 39.1	$ 51.3	$ 49.0
Properties acquired	81.2	74.3	78.0
Properties sold or disposed of	(64.6)	(76.9)	(67.3)
Monthly writedowns	(8.0)	(9.6)	(8.4)
Balance at end of year	$ 47.7	$ 39.1	$ 51.3
Real estate owned as a percentage of real estate loans	0.25%	0.25%	0.46%

Changes in the number of real estate owned properties were as follows:

At or for the Years Ended December 31,	2005	2004	2003
Balance at beginning of year	845	987	951
Properties acquired	1,450	1,385	1,451
Properties sold or disposed of	(1,412)	(1,527)	(1,415)
Balance at end of year	883	845	987

Item 7.  Continued

Investments

Insurance investments by type were as follows:

December 31,	2005		2004		2003
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Investment securities	$1,334.1	95%	$1,378.4	97%	$1,307.5	96%
Commercial mortgage loans	61.7	4	39.7	3	43.8	3
Investment real estate	6.7	1	7.1	-	7.1	1
Policy loans	1.9	-	2.0	-	2.1	-
Total	$1,404.4	100%	$1,427.2	100%	$1,360.5	100%

Investment securities are the majority of our insurance business segment’s investment portfolio. Our investment strategy is to optimize aftertax returns on invested assets, subject to the constraints of liquidity, diversification, and regulation.

Asset/Liability Management

To reduce the risk associated with unfavorable changes in interest rates not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. Although finance receivable lives may change in response to market interest rate changes, for the quarter ending December 31, 2005, our finance receivables had the following average lives:

Average Life In Years
Real estate loans	3.7
Non-real estate loans	1.5
Retail sales finance	0.8
Total	2.6

The weighted-average life until maturity for our long-term debt was 3.4 years at December 31, 2005.

We fund finance receivables with a combination of fixed-rate and floating-rate debt and equity. We base the mix of fixed-rate and floating-rate debt, in part, on the nature of the finance receivables being supported.

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt, to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 40% of our borrowings at December 31, 2005, compared to 41% at December 31, 2004. Adjustable-rate net finance receivables represented 11% of our net finance receivables at December 31, 2005, compared to 19% at December 31, 2004.

Item 7.  Continued

ANALYSIS OF OPERATING RESULTS

Net Income

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Net income	$527.3	$478.1	$366.1
Amount change	$ 49.2	$112.0	$ 19.3
Percent change	10%	31%	6%
Return on average assets	2.15%	2.46%	2.27%
Return on average equity	19.99%	23.01%	21.33%
Ratio of earnings to fixed charges	1.91x	2.06x	2.02x

Net income and the related ratios for 2005 reflected charges taken for the anticipated impact of Hurricane Katrina inherent in our existing portfolio, which decreased net income by $40.6 million. Net income and the related ratios for 2004 included reductions in the provision for income taxes resulting from favorable settlements of income tax audit issues totaling $38.7 million.

Although the Federal Reserve increased short-term federal bank borrowing rates by 200 basis points in 2005 following the 125 basis points increase in the second half of 2004, long-term interest rates, including interest rates on most long-term, fixed-rate real estate loans, did not increase significantly during 2005. This relatively low interest rate environment contributed to the continued high level of mortgage refinancing activity. This interest rate environment along with continued growth in our branch network and centralized real estate operations caused real estate loan average net receivables to increase to 80% of total average net receivables in 2005 compared to 76% in 2004. The low interest rate environment and growth in our real estate loans as a proportion of total finance receivables contributed to a decrease in our yield. New borrowings to fund our finance receivable growth at higher interest rates and higher short-term borrowing cost increased our total borrowing cost which reduced our interest spread. We increased the allowance for finance receivable losses by $66.8 million during the year, primarily due to the anticipated impact of Hurricane Katrina on our net charge-offs inherent in our existing portfolio. Expansion of our centralized real estate operations and continued growth of our branch network contributed to an increase in operating expenses, but overall our operating expense ratio improved 69 basis points from last year.

The historically low interest rate environment during the first half of 2004 contributed to further reductions in both our yield and borrowing cost during 2004. This low interest rate environment and the expanding production capacity of our centralized real estate services resulted in a significant increase in real estate loan production during 2004. Real estate loan average net receivables increased to 76% of total average net receivables in 2004 compared to 71% in 2003. As our centralized real estate business segment used its production capacity to originate real estate loans for AIG Bank rather than for itself, most of its revenue during 2004 was from fees charged to AIG Bank for these services rather than net gains on sales of real estate loans held for sale and interest income on real estate loans held for sale. In addition to rising interest rates, the improving economy in 2004 contributed to significant improvements in our charge-off ratio and delinquency ratio, which allowed us to decrease our allowance for finance receivable losses. Expansion of our centralized real estate production capacity caused increases in our operating expenses but, overall, operating expenses were well controlled in 2004.

Item 7.  Continued

A continued sluggish economy in the first half of 2003 and the low interest rate environment contributed to decreases in both our yield and borrowing cost during 2003. Our acquisition of WFI, effective January 1, 2003, caused increases in our other revenue and also increased our operating expenses during 2003. Real estate loan production of $1.9 billion from our centralized real estate business segment more than offset the decrease in real estate loans acquired from third party lenders. We also continued to control operating expenses during 2003. The higher proportion of real estate loans in our finance receivable portfolio resulted in net charge-offs that were also well controlled. This, plus the improving economy in the second half of 2003, resulted in lower additions to the allowance for finance receivable losses when compared to the prior year.

See Note 22 of the Notes to Consolidated Financial Statements in Item 8 for information on the results of the Company’s business segments.

Our statements of income line items as percentages of each year’s average net receivables were as follows:

Years Ended December 31,	2005	2004	2003
Revenues Finance charges	10.32%	11.20%	12.46%
Insurance	0.72	1.00	1.28
Net service fees from affiliates	1.40	1.08	0.34
Investment	0.36	0.52	0.58
Other	0.31	0.13	0.73
Total revenues	13.11	13.93	15.39
Expenses Interest expense	3.94	3.60	3.84
Operating expenses: Salaries and benefits	2.41	2.82	2.90
Other operating expenses	1.33	1.62	1.92
Provision for finance receivable losses	1.48	1.53	2.21
Insurance losses and loss adjustment expenses	0.30	0.43	0.48
Total expenses	9.46	10.00	11.35
Income before provision for income taxes	3.65	3.93	4.04
Provision for income taxes	1.30	1.22	1.47
Net income	2.35%	2.71%	2.57%

Item 7.  Continued

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Real estate loans	$ 1,498.3	$ 1,163.3	$ 970.6
Non-real estate loans	644.5	628.0	612.5
Retail sales finance	174.5	185.9	190.2
Total	$ 2,317.3	$ 1,977.2	$ 1,773.3
Amount change	$ 340.1	$ 203.9	$ 54.4
Percent change	17%	11%	3%
Average net receivables	$22,451.7	$17,658.9	$14,232.1
Yield	10.32%	11.20%	12.46%

Finance charges increased due to the following:

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Increase in average net receivables	$ 487.5	$ 381.2	$ 216.4
Decrease in yield	(141.9)	(181.8)	(162.0)
(Decrease) increase in number of days	(5.5)	4.5	-
Total	$ 340.1	$ 203.9	$ 54.4

Average net receivables by type were as follows:

Years Ended December 31,	2005		2004		2003
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans	$17,949.5	80%	$13,396.1	76%	$10,033.3	71%
Non-real estate loans	3,101.4	14	2,965.5	17	2,883.2	20
Retail sales finance	1,400.8	6	1,297.3	7	1,315.6	9
Total	$22,451.7	100%	$17,658.9	100%	$14,232.1	100%

Item 7.  Continued

Changes in average net receivables by type were as follows:

Years Ended December 31,	2005		2004		2003
(dollars in millions)	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
Real estate loans	$4,553.4	34%	$3,362.8	33%	$1,849.3	23%
Non-real estate loans	135.9	5	82.3	3	25.2	1
Retail sales finance	103.5	8	(18.3)	(1)	(52.3)	(4)
Total	$4,792.8	27%	$3,426.8	24%	$1,822.2	15%

The relatively low interest rate environment along with continued growth in our branch network and centralized real estate operations contributed to the increase in real estate loan average net receivables. Real estate loan production arising from our centralized real estate origination services represented $3.7 billion of our real estate loan originations during 2005, $4.5 billion during 2004, and $1.9 billion during 2003. In addition, real estate loan production during 2005 and 2004 benefited from correspondent relationships we have established.

Yield by type were as follows:

Years Ended December 31,	2005	2004	2003
Real estate loans	8.35%	8.68%	9.67%
Non-real estate loans	20.78	21.18	21.24
Retail sales finance	12.46	14.33	14.46
Total	10.32	11.20	12.46

Changes in yield in basis points (bp) by type were as follows:

Years Ended December 31,	2005	2004	2003
Real estate loans	(33) bp	(99) bp	(136) bp
Non-real estate loans	(40)	(6)	(32)
Retail sales finance	(187)	(13)	(15)
Total	(88)	(126)	(139)

Yield decreased in 2005 and 2004 primarily due to the low interest rate environment and the larger proportion of finance receivables that are real estate loans. Retail sales finance yield also decreased in 2005 due to the change in the term over which we amortize discounts taken from retail merchants. Competitive market conditions have resulted in a change in the mix to longer term promotional products. We anticipate that yield will increase in 2006 in response to the recent market interest rate increases and further increases we expect in 2006.

Item 7.  Continued

Insurance Revenues

Insurance revenues were as follows:

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Earned premiums	$160.1	$175.8	$178.5
Commissions	0.9	1.0	3.1
Total	$161.0	$176.8	$181.6
Amount change	$ (15.8)	$ (4.8)	$ (9.6)
Percent change	(9)%	(3)%	(5)%

Premiums earned by type were as follows:

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Credit insurance: Life	$ 31.3	$ 33.5	$ 35.0
Accident and health	39.0	42.9	45.1
Property and casualty	21.1	21.4	23.4
Involuntary unemployment	15.1	14.1	12.3
Non-credit insurance: Life	24.7	30.6	32.9
Accident and health	9.4	8.6	7.7
Premiums assumed under reinsurance agreements	19.5	24.7	22.1
Total	$160.1	$175.8	$178.5

Premiums written by type were as follows:

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Credit insurance: Life	$ 28.5	$ 30.0	$ 26.1
Accident and health	32.5	38.5	39.7
Property and casualty	19.0	19.7	19.1
Involuntary unemployment	14.4	16.9	14.3
Non-credit insurance: Life	24.7	30.6	32.9
Accident and health	9.3	8.6	7.7
Premiums assumed under reinsurance agreements	16.3	20.3	16.7
Total	$144.7	$164.6	$156.5

Earned premiums decreased for 2005 primarily due to declining credit and non-credit premium volume. We continued to experience decreases in the number of non-real estate loan customers, who historically have purchased the majority of our insurance products, due to the low mortgage interest rate environment.

Item 7.  Continued

Earned premiums decreased for 2004 primarily due to lower credit life and credit accident and health premium volume in prior years.

Net Service Fees from Affiliates

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Net service fees from affiliates	$313.9	$191.4	$48.3
Amount change	$122.5	$143.1	$45.2
Percent change	64%	296%	N/M

Net service fees from affiliates increased in 2005 and 2004 reflecting the increase in AIG Bank’s origination of real estate loans using our mortgage origination services. We began providing these services to AIG Bank in July 2003. In first quarter 2006, we terminated the agreements with AIG Bank and began originating these loans using our own state licenses.

Investment Revenue

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Investment revenue	$ 81.9	$92.0	$82.2
Amount change	$(10.1)	$ 9.8	$(3.7)
Percent change	(11)%	12%	(4)%

Investment revenue was affected by the following:

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Average invested assets	$1,420.2	$1,361.4	$1,302.5
Investment portfolio yield	6.38%	6.54%	6.56%
Net realized losses on investments	$ (8.7)	$ -	$ (8.4)

Generally, we invest cash generated by our insurance operations in various investments, primarily investment securities.

Item 7.  Continued

Other Revenues

Other revenues were as follows:

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Derivative income – change in fair value	$51.5	$ -	$ -
Writedowns on real estate owned	(8.0)	(9.6)	(8.4)
Net gain on sales of real estate loans held for sale	7.3	20.0	85.2
Net interest income on real estate loans held for sale	5.0	0.9	14.8
Net recovery on sales of real estate owned	4.2	2.5	2.2
Other	10.0	8.0	10.9
Total	$70.0	$ 21.8	$104.7
Amount change	$48.2	$(82.9)	$104.0
Percent change	222%	(79)%	N/M

Other revenues increased for 2005 primarily due to a favorable variance in fair value adjustment of derivatives resulting from the correction of hedge accounting treatment on our cross currency swaps. The increase in other revenues for 2005 also reflected favorable variances in net interest income on real estate loans held for sale and other revenues related to real estate owned, partially offset by lower net gain on sales of real estate loans held for sale. The lower net gain on sales of real estate loans held for sale reflected lower market interest rate margins during the year and a $3.2 million market value provision related to the anticipated impact of Hurricane Katrina inherent in our existing portfolio charged to other revenues in third quarter 2005.

Other revenues decreased for 2004 primarily due to lower net gain on sales of real estate loans held for sale and lower net interest income on real estate loans held for sale.

Interest Expense

The impact of using swap agreements to fix floating-rate debt or float fixed-rate debt is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Long-term debt	$ 731.6	$ 531.7	$ 447.9
Short-term debt	153.4	104.6	98.8
Total	$ 885.0	$ 636.3	$ 546.7
Amount change	$ 248.7	$ 89.6	$ (12.6)
Percent change	39%	16%	(2)%
Average borrowings	$20,830.4	$16,300.9	$13,381.6
Borrowing cost	4.25%	3.90%	4.08%

Item 7.  Continued

Interest expense increased (decreased) due to the following:

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Increase in average borrowings	$176.7	$119.1	$ 93.2
Increase (decrease) in borrowing cost	72.0	(29.5)	(105.8)
Total	$248.7	$ 89.6	$ (12.6)

Average borrowings by type were as follows:

Years Ended December 31,	2005		2004		2003
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Long-term debt	$16,533.7	79%	$12,387.3	76%	$ 9,716.4	73%
Short-term debt	4,296.7	21	3,913.6	24	3,665.2	27
Total	$20,830.4	100%	$16,300.9	100%	$13,381.6	100%

Changes in average borrowings by type were as follows:

Years Ended December 31,	2005		2004		2003
(dollars in millions)	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
Long-term debt	$4,146.4	33%	$2,670.9	27%	$2,372.1	32%
Short-term debt	383.1	10	248.4	7	(461.7)	(11)
Total	$4,529.5	28%	$2,919.3	22%	$1,910.4	17%

AGFC issued $5.4 billion of long-term debt in 2005, compared to $5.7 billion in 2004 and $2.7 billion in 2003. We used the proceeds of these long-term debt issuances to support finance receivable growth and to refinance maturing debt.

In second quarter 2003, a consolidated special purpose subsidiary of AGFI recorded $256.4 million of debt issued by a trust that purchased $259.0 million of real estate loans as part of a securitization. We recorded the transaction as an “on balance sheet” secured financing.

Borrowing cost by type were as follows:

Years Ended December 31,	2005	2004	2003
Long-term debt	4.41%	4.28%	4.61%
Short-term debt	3.58	2.68	2.70
Total	4.25	3.90	4.08

Item 7.  Continued

Changes in borrowing cost in basis points by type were as follows:

Years Ended December 31,	2005	2004	2003
Long-term debt	13 bp	(33) bp	(128) bp
Short-term debt	90	(2)	(36)
Total	35	(18)	(80)

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

Operating Expenses

Operating expenses were as follows:

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Salaries and benefits	$540.5	$498.3	$413.4
Other operating expenses	300.1	284.0	272.9
Total	$840.6	$782.3	$686.3
Amount change	$ 58.3	$ 96.0	$124.8
Percent change	7%	14%	22%
Operating expense ratio	3.74%	4.43%	4.82%

Operating expenses increased in 2005 and 2004 primarily due to growth in our centralized real estate business segment and, to a lesser extent, in our branch business segment, including higher salaries and benefits. The Company’s operating expenses that were directly related to our centralized real estate business segment totaled $256.7 million in 2005 and $204.7 million in 2004. The increase in salaries and benefits for 2005 and 2004 represented approximately 700 centralized real estate employees hired during 2005 and 500 centralized real estate employees hired during 2004. Competitive compensation and rising benefit costs also contributed to higher salaries and benefits in 2004.

The increase in operating expenses also reflected higher credit, collections, and losses expenses in 2005 and higher advertising expenses in 2004.

The decrease in the operating expense ratio for 2005 and 2004 reflected higher average net receivables and continued emphasis on controlling operating expenses, partially offset by growth in our centralized real estate business segment.

Item 7.  Continued

Provision for Finance Receivable Losses

At or for the Years Ended December 31,
(dollars in millions)	2005	2004	2003
Provision for finance receivable losses	$331.9	$270.2	$313.8
Amount change	$ 61.7	$(43.6)	$ 10.2
Percent change	23%	(14)%	3%
Net charge-offs	$265.1	$280.2	$310.8
Charge-off ratio	1.19%	1.60%	2.19%
Charge-off coverage	1.97x	1.63x	1.50x
60 day+ delinquency	$467.6	$474.2	$515.4
Delinquency ratio	1.93%	2.31%	3.28%
Allowance for finance receivable losses	$522.8	$456.0	$466.0
Allowance ratio	2.20%	2.26%	3.04%

Provision for finance receivable losses increased for 2005 primarily due to a $56.8 million addition to the allowance for finance receivable losses through the provision for finance receivable losses in September 2005 related to the anticipated impact of Hurricane Katrina on our net charge-offs inherent in our existing portfolio.

Charge-offs, recoveries, net charge-offs, and charge-off ratio by type were as follows:

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Real estate loans: Charge-offs	$ 68.7	$ 71.3	$ 68.7
Recoveries	(6.4)	(5.9)	(4.2)
Net charge-offs	$ 62.3	$ 65.4	$ 64.5
Charge-off ratio	.35%	.50%	.65%
Non-real estate loans: Charge-offs	$200.8	$206.5	$229.2
Recoveries	(32.4)	(30.2)	(28.2)
Net charge-offs	$168.4	$176.3	$201.0
Charge-off ratio	5.44%	5.95%	6.97%
Retail sales finance: Charge-offs	$ 45.6	$ 49.4	$ 55.3
Recoveries	(11.2)	(10.9)	(10.0)
Net charge-offs	$ 34.4	$ 38.5	$ 45.3
Charge-off ratio	2.46%	2.97%	3.44%
Total: Charge-offs	$315.1	$327.2	$353.2
Recoveries	(50.0)	(47.0)	(42.4)
Net charge-offs	$265.1	$280.2	$310.8
Charge-off ratio	1.19%	1.60%	2.19%

Item 7.  Continued

Changes in net charge-offs by type were as follows:

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Real estate loans	$ (3.1)	$ 0.9	$10.4
Non-real estate loans	(7.9)	(24.7)	2.9
Retail sales finance	(4.1)	(6.8)	(0.1)
Total	$(15.1)	$(30.6)	$13.2

The improvement in net charge-offs for 2005 and 2004 was primarily due to the improving economy. Real estate loan net charge-offs increased in 2004 primarily due to an increase in real estate loan average net receivables of $3.4 billion, or 33%, in 2004.

Changes in charge-off ratios in basis points by type were as follows:

Years Ended December 31,	2005	2004	2003
Real estate loans	(15) bp	(15) bp	(2) bp
Non-real estate loans	(51)	(102)	3
Retail sales finance	(51)	(47)	13
Total	(41)	(59)	(22)

The improvement in the charge-off ratio for 2005 and 2004 was primarily due to the improving economy and a higher proportion of average net receivables that were real estate loans.

Delinquency based on contract terms in effect and delinquency ratio by type were as follows:

December 31,
(dollars in millions)	2005	2004	2003
Real estate loans: Delinquency	$287.4	$286.6	$306.7
Delinquency ratio	1.52%	1.83%	2.79%
Non-real estate loans: Delinquency	$147.8	$152.6	$167.4
Delinquency ratio	4.18%	4.54%	5.16%
Retail sales finance: Delinquency	$ 32.4	$ 35.0	$ 41.3
Delinquency ratio	1.91%	2.32%	2.79%
Total: Delinquency	$467.6	$474.2	$515.4
Delinquency ratio	1.93%	2.31%	3.28%

Item 7.  Continued

Changes in delinquency from the prior year end by type were as follows:

December 31,
(dollars in millions)	2005	2004	2003
Real estate loans	$ 0.8	$(20.1)	$ 6.7
Non-real estate loans	(4.8)	(14.8)	(11.3)
Retail sales finance	(2.6)	(6.3)	(3.3)
Total	$(6.6)	$(41.2)	$ (7.9)

Delinquency at December 31, 2005 and 2004, was favorably impacted by the improving economy. Real estate loan delinquency at December 31, 2005, remained near the same when compared to December 31, 2004, due to real estate loan growth of $3.3 billion in 2005.

Changes in delinquency ratio from the prior year end in basis points by type were as follows:

December 31,	2005	2004	2003
Real estate loans	(31) bp	(96) bp	(40) bp
Non-real estate loans	(36)	(62)	(26)
Retail sales finance	(41)	(47)	(8)
Total	(38)	(97)	(39)

The improvement in the delinquency ratio at December 31, 2005 and 2004, reflected the improving economy and a higher proportion of net finance receivables that were real estate loans.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at December 31, 2005, when compared to December 31, 2004, was through the provision for finance receivable losses in 2005 totaling $66.8 million. The increase was primarily due to a $56.8 million addition to the allowance for finance receivable losses through the provision for finance receivable losses in September 2005 due to the anticipated additional finance receivable charge-offs inherent in our existing portfolio related to the impact of Hurricane Katrina.

The decrease in the allowance ratio at December 31, 2005 and 2004, when compared to the respective previous year end reflected the improving economy and a higher proportion of net finance receivables that were real estate loans, partially offset by the addition to the allowance for finance receivable losses in September 2005 reflecting the anticipated additional finance receivable charge-offs inherent in our existing portfolio due to the impact of Hurricane Katrina.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs, improved in 2005 and 2004 due to lower net charge-offs. The improvement in charge-off coverage for 2005 also reflected a higher allowance for finance receivable losses.

Item 7.  Continued

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Claims incurred	$ 72.9	$80.7	$ 75.3
Change in benefit reserves	(6.6)	(4.0)	(7.5)
Total	$ 66.3	$76.7	$ 67.8
Amount change	$(10.4)	$ 8.9	$(15.5)
Percent change	(13)%	13%	(19)%

Losses incurred by type were as follows:

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Credit insurance: Life	$16.8	$19.7	$20.7
Accident and health	16.3	19.2	16.5
Property and casualty	6.6	14.7	11.0
Involuntary unemployment	1.9	2.1	2.9
Non-credit insurance: Life	2.9	7.7	6.8
Accident and health	6.4	5.3	4.6
Losses incurred under reinsurance agreements	15.4	8.0	5.3
Total	$66.3	$76.7	$67.8

Insurance losses and loss adjustment expenses decreased in 2005 primarily due to lower credit and non-credit insurance claims incurred reflecting the decline in the number of credit and non-credit insurance policies in force.

Insurance losses and loss adjustment expenses increased in 2004 primarily due to higher claims incurred and less benefit reserves released. The increase in claims incurred in 2004 reflected property losses in Florida associated with the 2004 hurricanes.

Provision for Income Taxes

Years Ended December 31,
(dollars in millions)	2005	2004	2003
Provision for income taxes	$293.0	$215.6	$209.3
Amount change	$ 77.4	$ 6.3	$ 64.0
Percent change	36%	3%	44%
Pretax income	$820.3	$693.7	$575.4
Effective income tax rate	35.72%	31.08%	36.38%

Item 7.  Continued

Provision for income taxes increased during 2005 due to higher pretax income and a higher effective income tax rate. During fourth quarter 2004, we reduced the provision for income taxes by $38.7 million resulting from a favorable settlement of income tax audit issues. This decreased the effective income tax rate for 2004.

Provision for income taxes increased slightly during 2004 due to higher pretax income, partially offset by a lower effective income tax rate.

REGULATION AND OTHER

Regulation

We discussed regulation of the branch, centralized real estate, and insurance business segments in Item 1.

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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2005		2004
(dollars in thousands)	+100 bp	-100 bp	+100 bp	-100 bp
Assets Net finance receivables, less allowance for finance receivable losses	$(1,058,715)	$1,204,457	$(899,688)	$1,025,476
Fixed-maturity investment securities	(75,796)	79,021	(85,646)	76,189
Swap agreements	76,662	(72,413)	87,699	(92,989)
Liabilities Long-term debt	(430,205)	453,510	(371,877)	390,104
Swap agreements	(50,092)	43,185	8,616	(9,180)

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

Item 8.  Financial Statements and Supplementary Data.

An index to our financial statements and supplementary data follows:

REPORT OF MANAGEMENT’S RESPONSIBILITY

The Company’s management is responsible for the integrity and fair presentation of our consolidated financial statements and all other financial information presented in this report. We prepared our consolidated financial statements using accounting principles generally accepted in the United States (GAAP). We made estimates and assumptions that affect amounts recorded in the financial statements and disclosures of contingent assets and liabilities.

The Company’s management is responsible for designing and maintaining an effective system of internal control over financial reporting. We designed this system to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s direction and that financial records are reliable to prepare financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. The Company’s employees are subject to AIG’s Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. In 2004, AIG adopted the AIG Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics, which covers such directors and officers of AIG and its subsidiaries, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We do not allow loans to executive officers. The aforementioned systems include a documented organizational structure and policies and procedures that we communicate throughout the Company. Our internal auditors report directly to the Senior Vice President and Director of Internal Audit - AIG to strengthen independence. They continually monitor the operation of our internal controls and report their findings to the Company’s management, AIG’s management, and AIG’s internal audit department. We take prompt action to correct control deficiencies and improve the systems.

All internal control structures and procedures for financial reporting, no matter how well designed, have inherent limitations. Even internal controls and procedures determined to be effective may not prevent or detect all misstatements. Changes in conditions or the complexity of compliance with policies and procedures creates a risk that the effectiveness of our internal control structure and procedures for financial reporting may vary over time.

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and the changes in internal control over financial reporting for the quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of December 31, 2005, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were not effective due to the existence of the material weakness described here. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the accounting for derivatives. Specifically, our controls were not effective in ensuring the proper designation and documentation of our foreign currency swaps. This control deficiency could result in a misstatement of derivative related income, interest expense, and retained earnings that would cause a material misstatement of the Company’s annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. This material weakness existed as of December 31, 2005 and has been remediated in the first quarter of 2006, prior to the filing of this report. As a result of this material weakness, we determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. We have included the restated financial information at and for each of the periods being restated in this report (see Restatement in Item 7 and Item 9A for further information on this restatement). We evaluated the effect of correcting the errors related to our original accounting on our previously reported unaudited condensed consolidated financial statements for each quarter in 2004 and on our annual audited consolidated financial statements at and for the year ended December 31, 2004 using qualitative and quantitative factors and determined that the effect was immaterial. We concluded that the cumulative effect of the correction for the year 2004 should be accounted for in the fourth quarter of 2005. There have been no other changes in the Company’s internal control over financial reporting during the three months ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has also concluded that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

American General Finance, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors

of American General Finance, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of American General Finance, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(d) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois

March 30, 2006

American General Finance, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,
(dollars in thousands)	2005	2004
Assets Net finance receivables (Notes 2 and 5): Real estate loans	$19,024,577	$15,742,238
Non-real estate loans	3,216,942	3,043,602
Retail sales finance	1,546,995	1,382,018
Net finance receivables	23,788,514	20,167,858
Allowance for finance receivable losses (Note 6)	(522,831)	(456,031)
Net finance receivables, less allowance for finance receivable losses	23,265,683	19,711,827
Investment securities (Note 7)	1,334,081	1,378,362
Cash and cash equivalents	192,531	160,610
Other assets (Note 8)	1,009,232	984,973
Total assets	$25,801,527	$22,235,772
Liabilities and Shareholder’s Equity Long-term debt (Notes 9 and 12)	$18,314,837	$14,679,501
Short-term debt (Notes 10 and 12)	3,809,412	4,299,085
Insurance claims and policyholder liabilities (Note 13)	398,051	422,957
Other liabilities (Note 14)	480,594	414,441
Accrued taxes	19,614	43,546
Total liabilities	23,022,508	19,859,530
Shareholder’s equity: Common stock (Note 15)	1,000	1,000
Additional paid-in capital	1,016,305	996,305
Accumulated other comprehensive income (Note 16)	32,858	37,413
Retained earnings (Note 17)	1,728,856	1,341,524
Total shareholder’s equity	2,779,019	2,376,242
Total liabilities and shareholder’s equity	$25,801,527	$22,235,772

See Notes to Consolidated Financial Statements.

American General Finance, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Revenues Finance charges	$2,317,298	$1,977,202	$1,773,277
Insurance	161,033	176,840	181,642
Net service fees from affiliates	313,936	191,373	48,318
Investment	81,872	91,980	82,167
Other	69,992	21,767	104,702
Total revenues	2,944,131	2,459,162	2,190,106
Expenses Interest expense	884,971	636,304	546,716
Operating expenses: Salaries and benefits	540,517	498,295	413,358
Other operating expenses	300,101	284,053	272,945
Provision for finance receivable losses	331,878	270,158	313,830
Insurance losses and loss adjustment expenses	66,347	76,681	67,849
Total expenses	2,123,814	1,765,491	1,614,698
Income before provision for income taxes	820,317	693,671	575,408
Provision for Income Taxes (Note 18)	292,987	215,617	209,305
Net Income	$ 527,330	$ 478,054	$ 366,103

See Notes to Consolidated Financial Statements.

American General Finance, Inc. and Subsidiaries

Consolidated Statements of Shareholder’s Equity

Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Common Stock Balance at beginning of year	$ 1,000	$ 1,000	$ 1,000
Balance at end of year	1,000	1,000	1,000
Additional Paid-in Capital Balance at beginning of year	996,305	920,276	920,276
Capital contributions from parent and other	20,000	76,029	-
Balance at end of year	1,016,305	996,305	920,276
Accumulated Other Comprehensive Income (Loss) Balance at beginning of year	37,413	(14,947)	(68,938)
Change in net unrealized (losses) gains: Investment securities	(19,785)	2,876	10,673
Swap agreements	16,601	49,484	43,318
Minimum pension liability	(1,371)	-	-
Balance at end of year	32,858	37,413	(14,947)
Retained Earnings Balance at beginning of year	1,341,524	917,468	734,479
Net income	527,330	478,054	366,103
Common stock dividends	(139,998)	(53,998)	(183,114)
Balance at end of year	1,728,856	1,341,524	917,468
Total Shareholder’s Equity	$2,779,019	$2,376,242	$1,823,797

See Notes to Consolidated Financial Statements.

American General Finance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Cash Flows from Operating Activities Net Income	$ 527,330	$ 478,054	$ 366,103
Reconciling adjustments: Provision for finance receivable losses	331,878	270,158	313,830
Depreciation and amortization	160,516	178,392	197,232
Deferral of finance receivable origination costs	(88,783)	(84,651)	(71,401)
Deferred income tax benefit	(14,991)	(73,047)	(2,372)
Origination of real estate loans held for sale	(667,498)	(124,398)	(1,789,108)
Sales and principal collections of real estate loans held for sale	522,812	135,825	1,885,122
Change in other assets and other liabilities	(61,056)	73,048	(49,944)
Change in insurance claims and policyholder liabilities	(24,906)	(15,405)	(33,986)
Change in taxes receivable and payable	(43,230)	(31,017)	(4,688)
Other, net	(20,456)	(19,539)	6,538
Net cash provided by operating activities	621,616	787,420	817,326
Cash Flows from Investing Activities Finance receivables originated or purchased	(12,195,717)	(12,581,889)	(8,948,036)
Principal collections on finance receivables	8,341,891	7,453,077	7,110,628
Acquisition of Wilmington Finance, Inc.	-	-	(93,189)
Investment securities purchased	(353,219)	(582,957)	(504,561)
Investment securities called and sold	307,425	500,474	413,554
Investment securities matured	48,847	15,356	23,335
Change in premiums on finance receivables purchased and deferred charges	(20,376)	(27,297)	(1,008)
Other, net	(24,245)	(15,376)	(25,305)
Net cash used for investing activities	(3,895,394)	(5,238,612)	(2,024,582)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	5,507,351	5,791,112	2,947,613
Repayment of long-term debt	(1,591,981)	(2,177,763)	(1,656,863)
Change in short-term debt	(489,673)	831,989	91,422
Capital contributions from parent	20,000	75,000	-
Dividends paid	(139,998)	(53,998)	(183,114)
Net cash provided by financing activities	3,305,699	4,466,340	1,199,058
Increase (decrease) in cash and cash equivalents	31,921	15,148	(8,198)
Cash and cash equivalents at beginning of year	160,610	145,462	153,660
Cash and cash equivalents at end of year	$ 192,531	$ 160,610	$ 145,462

See Notes to Consolidated Financial Statements.

American General Finance, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Net income	$527,330	$478,054	$366,103
Other comprehensive (loss) gain: Changes in net unrealized (losses) gains: Investment securities	(39,132)	4,406	8,040
Swap agreements	22,728	23,341	(6,773)
Minimum pension liability	(2,247)	-	-
Income tax effect: Investment securities	13,696	(1,543)	(2,802)
Swap agreements	(7,954)	(8,170)	2,369
Minimum pension liability	876	-	-
Changes in net unrealized (losses) gains, net of tax	(12,033)	18,034	834
Reclassification adjustments for realized losses (gains) included in net income: Investment securities	8,694	19	8,361
Swap agreements	2,811	52,789	73,418
Income tax effect: Investment securities	(3,043)	(6)	(2,926)
Swap agreements	(984)	(18,476)	(25,696)
Realized losses included in net income, net of tax	7,478	34,326	53,157
Other comprehensive (loss) gain, net of tax	(4,555)	52,360	53,991
Comprehensive income	$522,775	$530,414	$420,094

See Notes to Consolidated Financial Statements.

American General Finance, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005

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

AGFI is a financial services holding company whose principal subsidiary is American General Finance Corporation (AGFC). AGFC is also a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. At December 31, 2005, the Company had 1,492 branch offices in 45 states, Puerto Rico and the U.S. Virgin Islands and approximately 9,900 employees.

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

In our centralized real estate business segment, we:

•

provided marketing services, certain origination processing services, loan servicing, and related services for AIG Bank (In first quarter 2006, Wilmington Finance, Inc. and MorEquity, Inc. terminated their agreements with AIG Bank and began originating real estate loans under their own state licenses.);

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

Notes to Consolidated Financial Statements, Continued

We fund our branch and centralized real estate business segments through cash flows from operations, public and private capital markets borrowings, and capital contributions from our parent. Access to capital depends on internal and external factors including our ability to maintain strong operating performance and debt credit ratings and the condition of the capital markets. Our capital market funding sources include:

•

issuances of long-term debt in domestic and foreign markets;

•

short-term borrowings in the commercial paper market;

•

borrowings from banks under credit facilities; and

•

securitizations.

In our insurance business segment, we write and reinsure credit life, credit accident and health, credit-related property and casualty, credit involuntary unemployment, and non-credit insurance covering our customers and the property pledged as collateral through products that the branch business segment offers to its customers. We also monitor our finance receivables to ensure that the collateral is adequately protected. See Note 22 for further information on the Company’s business segments.

At December 31, 2005, the Company had $23.8 billion of net finance receivables due from 1.9 million customer accounts and $5.1 billion of credit and non-credit life insurance in force covering approximately 795,000 customer accounts.

Note 2.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using accounting principles generally accepted in the United States (GAAP). The statements include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all intercompany items. We made estimates and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. To conform to the 2005 presentation, we reclassified certain items in prior periods.

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

Although a significant portion of insurance claims and policyholder liabilities originate from the finance receivables, our policy is to report them as liabilities and not net them against finance receivables. Finance receivables relate to the financing activities of our branch and centralized real estate business segments. Insurance claims and policyholder liabilities relate to the underwriting activities of our insurance business segment.

Notes to Consolidated Financial Statements, Continued

We determine delinquency on finance receivables contractually. In our branch business segment we advance the due date on a customer’s account when the customer makes a partial payment of 90% or more of the scheduled contractual payment. We do not advance the due date on a customer’s account further if the customer makes an additional partial payment of 90% or more of the scheduled contractual payment and has not yet paid the deficiency amount from a prior partial payment. We do not advance the customer’s due date on our centralized real estate business segment accounts until we receive full contractual payment.

Revenue Recognition

We recognize finance charges as revenue on the accrual basis using the interest method. We amortize premiums and discounts on purchased finance receivables as a revenue adjustment using the interest method. We defer the costs to originate certain finance receivables and the revenue from nonrefundable points and fees on loans and amortize them to revenue using the interest method.

We stop accruing finance charges when the fourth contractual payment becomes past due for real estate loans, non-real estate loans, and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail and private label. We reverse amounts previously accrued upon suspension.

Allowance for Finance Receivable Losses

We establish the allowance for finance receivable losses through the provision for finance receivable losses charged to expense. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly. Within our three main finance receivable types are sub-portfolios, each consisting of a large number of relatively small, homogenous accounts. We evaluate these sub-portfolios for impairment as groups. None of our accounts are large enough to warrant individual evaluation for impairment. Our Credit Strategy and Policy Committee considers numerous internal and external factors in estimating losses inherent in our finance receivable portfolio, including the following:

•

prior finance receivable loss and delinquency experience;

•

the composition of our finance receivable portfolio; and

•

current economic conditions including the levels of unemployment and personal bankruptcies.

We charge off each month to the allowance for finance receivable losses non-real estate loans on which payments received in the prior six months have totaled less than 5% of the original loan amount and retail sales finance that are six installments past due. Generally, we start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and we have obtained title to the property, we obtain an unrelated party’s valuation of the property, which is either a full appraisal or a real estate broker’s or appraiser’s estimate of the property’s sale value without the benefit of a full interior and exterior appraisal and lacking sales comparisons. We reduce finance receivables by the amount of the real estate loan, establish a real estate owned asset valued at lower of loan balance or 85% of the valuation, and charge off any loan amount in excess of that value to the allowance for finance receivable losses. We occasionally extend the charge-off period for individual accounts when, in our opinion, such treatment is warranted and consistent with our credit risk policies. We increase the allowance for finance receivable losses for recoveries on accounts previously charged off.

Notes to Consolidated Financial Statements, Continued

We may renew a delinquent account if the customer has sufficient income and it does not appear that the cause of past delinquency will affect the customer’s ability to repay the new loan. We subject all renewals, whether the customer’s account is current or delinquent, to the same credit risk underwriting process as we would a new application for credit.

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

Real Estate Owned

We acquire real estate owned through foreclosure on real estate loans. We record real estate owned in other assets, initially at lower of loan balance or 85% of the unrelated party’s valuation, which approximates the fair value less the estimated cost to sell. If we do not sell a property within one year of acquisition, we reduce the carrying value by five percent of the initial value each month beginning in the thirteenth month. We continue the writedown until the property is sold or the carrying value is reduced to ten percent of the initial value. We charge these writedowns to other revenues. We record the sale price we receive for a property less the carrying value and any amounts refunded to the customer as a recovery or loss in other revenues. We do not profit from foreclosures in accordance with the American Financial Services Association’s Voluntary Standards for Consumer Mortgage Lending. We only attempt to recover our investment in the property, including expenses incurred.

Intangible Assets

Intangible assets consist of broker relationships, customer relationships, investor relationships, trade names, and employment agreements. We include intangible assets in other assets, net of accumulated amortization. We amortize intangible assets over their related lives and test the remaining balances for impairment in the first quarter of each year and whenever events or changes in circumstances indicate that the intangible asset may be impaired. If the required impairment testing suggests an intangible asset is impaired, we reduce its carrying amount to approximate fair value.

Net Service Fees from Affiliates

Net service fees from affiliates include amounts we charged AIG Bank for marketing services, certain origination processing services, loan servicing, and related services under our agreements for AIG Bank’s origination and sale of non-conforming residential real estate loans. Our mortgage origination subsidiaries assumed financial responsibility for recourse exposure pertaining to these loans. We netted the provisions for recourse from service fees in net service fee revenue. Net service fees from affiliates also include amounts we charge AIG Bank for certain services under our agreement for AIG Bank’s origination of private label. We recognize these service fees as revenue when we provide the services.

Notes to Consolidated Financial Statements, Continued

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

Policy Reserves

Policy reserves for credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance equal related unearned premiums. We base claim reserves on Company experience. We estimate reserves for losses and loss adjustment expenses for credit-related property and casualty insurance based upon claims reported plus estimates of incurred but not reported claims. We accrue liabilities for future life insurance policy benefits associated with non-credit life contracts when we recognize premium revenue and base the amounts on assumptions as to investment yields, mortality, and surrenders. We base annuity reserves on assumptions as to investment yields and mortality. We base insurance reserves assumed under reinsurance agreements where we assume the risk of loss on various tabular and unearned premium methods.

Acquisition Costs

We defer insurance policy acquisition costs, primarily commissions, reinsurance fees, and premium taxes. We include them in other assets and charge them to expense over the terms of the related policies, whether directly written or reinsured.

Notes to Consolidated Financial Statements, Continued

INVESTMENT SECURITIES

Valuation

We currently classify all investment securities as available-for-sale and record them at fair value. We adjust related balance sheet accounts as if the unrealized gains and losses on investment securities had been realized and record the adjustment, net of tax, in accumulated other comprehensive income (loss) in shareholder’s equity. If the fair value of an investment security classified as available-for-sale declines below its cost and we consider the decline to be other than temporary, we recognize a realized loss, net of tax, and reverse the unrealized loss. We record accrued investment securities revenue receivable in other assets. Factors considered in evaluating impairments of investment securities include reviewing the credit quality concerns surrounding the recovery of the full principal balance and the Company’s ability and intent to hold the securities for the time necessary to recover the full principal balance.

Revenue Recognition

We recognize interest on interest bearing fixed maturity investment securities as revenue on the accrual basis. We amortize any premiums or discounts as a revenue adjustment using the interest method. We stop accruing interest revenue when the collection of interest becomes uncertain. We record dividends as revenue on ex-dividend dates. We recognize income on mortgage-backed securities as revenue using a constant effective yield based on estimated prepayments of the underlying mortgages. If actual prepayments differ from estimated prepayments, we calculate a new effective yield and adjust the net investment in the security accordingly. We record the adjustment, along with all investment securities revenue, in investment revenues. We recognize the pretax operating income from our investments in limited partnerships as revenue quarterly.

Realized Gains and Losses on Investment Securities

We specifically identify realized gains and losses on investment securities and include them in investment revenues.

OTHER

Other Invested Assets

Commercial mortgage loans, investment real estate, and insurance policy loans are part of our insurance business segment’s investment portfolio and we include them in other assets. We recognize interest on commercial mortgage loans and insurance policy loans as revenue on the accrual basis using the interest method. We stop accruing revenue when collection of interest becomes uncertain. We recognize pretax operating income from the operation of our investment real estate as revenue monthly. We include other invested asset revenue in investment revenues. We record accrued other invested asset revenue receivable in other assets.

Cash Equivalents

We consider all short-term investments having maturity dates within three months of their original issuance dates to be cash equivalents.

Notes to Consolidated Financial Statements, Continued

Goodwill

We do not amortize goodwill. During the first quarter of each year, we test the branch, centralized real estate, and insurance business segments for goodwill impairment. We test for impairment between these annual reviews if long-term adverse changes develop in the underlying business segments. Impairment is the condition that exists when the carrying value of goodwill exceeds its implied fair value. We assess the fair value of the underlying business using a projected ten-year earnings stream, discounted using the Treasury “risk free” rate. The “risk free” rate is the yield on ten-year U.S. Treasury Bills as of December 31 of the prior year. If the required impairment testing suggests that goodwill is impaired, we reduce goodwill to an amount that results in the carrying value of the underlying business approximating fair value.

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

Derivative Financial Instruments

We recognize all derivatives on our consolidated balance sheet at their fair value. We include derivatives in asset positions in other assets and those in liability positions in other liabilities. We designate each derivative as a hedge of the variability of cash flows that we will receive or pay in connection with a recognized asset or liability (a “cash flow” hedge), as a hedge of the fair value of a recognized asset or liability (a “fair value” hedge), or as a derivative that does not qualify as either a cash flow or fair value hedge.

We record changes in the fair value of a derivative that is highly effective and that we designate and qualifies as a cash flow hedge, in accumulated other comprehensive income, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We record changes in the fair value of a derivative that is highly effective and that we designate and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, in current period earnings in other revenues. We record changes in the fair value of a derivative that does not qualify as either a cash flow or fair value hedge in current period earnings in other revenues.

We formally document all relationships between derivative hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions and our method to assess ineffectiveness. We link all derivatives that we designate as cash flow or fair value hedges to specific assets and liabilities on the balance sheet. For certain types of hedge relationships meeting specific criteria, Statement of Financial Accounting Standards (SFAS) No. 133 allows a “shortcut” method, which provides for an assumption of zero ineffectiveness. Under this method, the periodic assessment of effectiveness is not required. The Company’s use of this method is limited to interest rate swaps that hedge certain borrowings.

Notes to Consolidated Financial Statements, Continued

We discontinue hedge accounting prospectively when:

•

the derivative is no longer effective in offsetting changes in the cash flows or fair value of a hedged item;

•

we sell, terminate, or exercise the derivative and/or the hedged item or they expire; or

•

we change our objectives or strategies and designating the derivative as a hedging instrument is no longer appropriate.

When we determine that a derivative no longer qualifies as an effective cash flow hedge of an existing hedged item and discontinue hedge accounting, we will continue to carry the derivative on the balance sheet at its fair value and reclassify the accumulated other comprehensive income adjustment to earnings when earnings are affected by the original forecasted transaction. When we determine that a derivative no longer qualifies as an effective fair value hedge and discontinue hedge accounting, we will continue to carry the derivative on the consolidated balance sheet at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and begin to reclassify the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method.

Fair Value of Financial Instruments

We estimate the fair values disclosed in Note 24 using discounted cash flows when market prices or values from independent pricing services are not available. The assumptions we use, including the discount rate and estimates of future cash flows, significantly affect the valuation techniques employed. In certain cases, we cannot verify the estimated fair values by comparison to independent markets or realize the estimated fair values in immediate settlement of the instruments.

Note 3.  Correction of Accounting Error

We have restated our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. The restatement relates to the correction of errors in our accounting for four cross currency swaps designated as hedges of our foreign currency denominated debt.

We concluded that the cumulative effect of the correction for the year 2004, which resulted in an increase in net income of $7.6 million, should be accounted for in 2005. In addition to this $7.6 million, net income for 2005 includes $5.8 million of other out of period items relating to adjustments in prepaid federal income taxes, state tax reserves, and investment securities that were corrected as part of our normal year-end financial reporting process. These errors were immaterial to the unaudited condensed consolidated financial statements for each of the related quarters and to the respective annual audited consolidated financial statements in which they originated.

Notes to Consolidated Financial Statements, Continued

Note 4.  Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application permitted to accounting changes and corrections of errors made in fiscal years beginning after May 31, 2005. We have adopted this statement.

In November 2005, the FASB issued FASB Staff Position Statement of Financial Accounting Standards (FSP SFAS) No. 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which replaces the measurement and recognition guidance included in Emerging Issue Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and codifies certain existing guidance on impairment.  FSP SFAS 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP SFAS 115-1 is not expected to have a material effect on our financial condition or results of operations.

In December 2004, the FASB issued SFAS 123R “Share-Based Payment”. This standard is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements. Under SFAS 123R, the Company must determine the appropriate fair value model, the amortization method for compensation cost, and the transition method to be used at adoption. SFAS 123R is effective for the first annual reporting period that begins after June 15, 2005. We participate in AIG’s share-based payment programs. AIG expects to adopt the provisions of SFAS 123R in the first quarter of 2006. We do not expect the adoption of SFAS 123R to have a material effect on our financial condition or results of operations.

In December 2003, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. 03-3 (SOP 03-3) “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. In addition, SOP 03-3 should be applied prospectively for fiscal years beginning after December 15, 2004 for decreases in cash flows expected to be collected on loans acquired in fiscal years beginning on or before December 15, 2004. The AcSEC has encouraged early adoption of SOP 03-3 by affected companies. Adoption of SOP 03-3 has had no effect on our results of operations or financial position.

Notes to Consolidated Financial Statements, Continued

Note 5.  Finance Receivables

Components of net finance receivables by type were as follows:

December 31, 2005	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,948,061	$3,534,323	$1,693,710	$24,176,094
Unearned finance charges and points and fees	(147,818)	(395,076)	(170,109)	(713,003)
Accrued finance charges	121,562	41,467	23,912	186,941
Deferred origination costs	31,452	35,430	-	66,882
Premiums, net of discounts	71,320	798	(518)	71,600
Total	$19,024,577	$3,216,942	$1,546,995	$23,788,514

December 31, 2004	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$15,664,295	$3,359,288	$1,511,684	$20,535,267
Unearned finance charges and points and fees	(128,899)	(387,504)	(144,521)	(660,924)
Accrued finance charges	101,475	39,812	14,942	156,229
Deferred origination costs	30,168	30,047	-	60,215
Premiums, net of discounts	75,199	1,959	(87)	77,071
Total	$15,742,238	$3,043,602	$1,382,018	$20,167,858

Real estate loans are secured by first or second mortgages on residential real estate and generally have maximum original terms of 360 months. These loans may be closed-end accounts or open-end home equity lines of credit and may be fixed-rate or adjustable-rate products. Non-real estate loans are secured by consumer goods, automobiles or other personal property, or are unsecured and generally have maximum original terms of 60 months. Retail sales contracts are secured principally by consumer goods and automobiles and generally have maximum original terms of 60 months. Revolving retail and private label are secured by the goods purchased and generally require minimum monthly payments based on outstanding balances. At December 31, 2005 and 2004, 98% of our net finance receivables were secured by the real and/or personal property of the borrower. At December 31, 2005, real estate loans accounted for 80% of the amount and 12% of the number of net finance receivables outstanding, compared to 78% of the amount and 12% of the number of net finance receivables outstanding at December 31, 2004.

Notes to Consolidated Financial Statements, Continued

Principal cash collections and such collections as a percentage of average net receivables by type were as follows:

Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Real estate loans: Principal cash collections	$4,826,226	$4,120,397	$3,871,805
% of average net receivables	26.89%	30.76%	38.59%
Non-real estate loans: Principal cash collections	$1,885,764	$1,751,537	$1,595,152
% of average net receivables	60.80%	59.01%	55.33%
Retail sales finance: Principal cash collections	$1,629,901	$1,581,143	$1,643,671
% of average net receivables	116.35%	121.88%	124.94%

Unused credit limits extended by AIG Bank (whose private label finance receivables are fully participated to the Company) and the Company to their customers were $4.1 billion at December 31, 2005, and $3.5 billion at December 31, 2004. Company experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of AIG Bank and the Company.

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of net finance receivables were as follows:

December 31,	2005		2004
(dollars in thousands)	Amount	Percent	Amount	Percent
California	$ 3,318,889	14%	$ 2,892,123	14%
Florida	1,492,622	6	1,233,843	6
Ohio	1,349,059	6	1,125,911	6
Virginia	1,096,597	5	954,835	5
Illinois	1,088,262	4	992,101	5
Colorado	943,415	4	522,728	3
N. Carolina	940,651	4	904,490	4
Tennessee	844,538	4	694,840	3
Other	12,714,481	53	10,846,987	54
Total	$23,788,514	100%	$20,167,858	100%

At December 31, 2005, we had stopped accruing finance charges on $354.5 million of real estate loans, non-real estate loans, and retail sales contracts compared to $361.3 million of these types of finance receivables at December 31, 2004. We accrue finance charges on revolving retail and private label finance receivables up to the date of charge-off at six months past due. We have accrued finance charges of $.6 million on $9.9 million of revolving retail and private label finance receivables more than 90 days past due at December 31, 2005, and $.7 million on $10.9 million of these finance receivables that were more than 90 days past due at December 31, 2004.

Notes to Consolidated Financial Statements, Continued

Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Balance at beginning of year	$ 456,031	$ 466,031	$ 463,031
Provision for finance receivable losses	331,878	270,158	313,830
Charge-offs	(315,092)	(327,125)	(353,273)
Recoveries	50,014	46,967	42,443
Balance at end of year	$ 522,831	$ 456,031	$ 466,031

We estimated our allowance for finance receivable losses using Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” We based our allowance for finance receivable losses primarily on historical loss experience using migration analysis applied to sub-portfolios of large numbers of relatively small homogenous accounts. We adjusted the amounts determined by migration analysis for management’s estimate of the effects of model imprecision, recent changes to underwriting criteria, portfolio seasoning, and current economic conditions, including the levels of unemployment and personal bankruptcies.

We used the Company’s internal data of net charge-offs and delinquency by sub-portfolio as the basis to determine the historical loss experience component of our allowance for finance receivable losses. We used monthly bankruptcy statistics, monthly unemployment statistics, and various other monthly or periodic economic statistics published by departments of the federal government and other economic statistics providers to determine the economic component of our allowance for finance receivable losses. In September 2005, we added $56.8 million to the allowance for finance receivable losses, which was our estimate based on our analysis of the anticipated impact of Hurricane Katrina on our net charge-offs inherent in our existing portfolio. There were no other significant changes in the kinds of observable data we used to measure these components during 2005 or 2004.

See Note 2 for information on the determination of the allowance for finance receivable losses.

Notes to Consolidated Financial Statements, Continued

Note 7.  Investment Securities

Amortized cost, unrealized gains and losses, and fair value of investment securities by type were as follows:

December 31, 2005	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Fixed maturity investment securities: Bonds: Corporate securities	$ 691,405	$20,427	$(6,610)	$ 705,222
Mortgage-backed securities	137,999	2,375	(1,490)	138,884
State and political subdivisions	386,654	19,578	(252)	405,980
Other	56,003	1,629	(510)	57,122
Total	1,272,061	44,009	(8,862)	1,307,208
Preferred stocks	8,921	482	-	9,403
Other long-term investments	16,525	1,295	(465)	17,355
Common stocks	66	49	-	115
Total	$1,297,573	$45,835	$(9,327)	$1,334,081

December 31, 2004	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Fixed maturity investment securities: Bonds: Corporate securities	$ 753,949	$41,542	$(5,689)	$ 789,802
Mortgage-backed securities	126,773	4,692	(350)	131,115
State and political subdivisions	346,476	21,918	(130)	368,264
Other	54,555	2,032	(52)	56,535
Total	1,281,753	70,184	(6,221)	1,345,716
Preferred stocks	9,177	639	(28)	9,788
Other long-term investments	20,398	2,547	(236)	22,709
Common stocks	90	59	-	149
Total	$1,311,418	$73,429	$(6,485)	$1,378,362

Notes to Consolidated Financial Statements, Continued

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position at December 31, 2005, were as follows:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity investment securities: Bonds: Corporate securities	$225,121	$(4,785)	$27,212	$(1,825)	$252,333	$(6,610)
Mortgage-backed securities	78,591	(1,490)	-	-	78,591	(1,490)
State and political subdivisions	36,111	(238)	986	(14)	37,097	(252)
Other	25,672	(435)	2,926	(75)	28,598	(510)
Total	365,495	(6,948)	31,124	(1,914)	396,619	(8,862)
Other long-term investments	638	(52)	2,103	(413)	2,741	(465)
Total	$366,133	$(7,000)	$33,227	$(2,327)	$399,360	$(9,327)

The decline in fair value of investment securities that was considered other than temporary and recognized as a realized loss was $3.9 million in 2005, $.8 million in 2004, and $11.6 million in 2003.

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized losses were as follows:

Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Fair value	$353,407	$515,830	$436,889
Realized gains	$ 935	$ 5,443	$ 10,583
Realized losses	(5,733)	(5,462)	(18,944)
Net realized losses	$ (4,798)	$ (19)	$ (8,361)

Contractual maturities of fixed-maturity investment securities at December 31, 2005, were as follows:

	Fair	Amortized
(dollars in thousands)	Value	Cost
Fixed maturities, excluding mortgage-backed securities: Due in 1 year or less	$ 7,291	$ 7,227
Due after 1 year through 5 years	161,857	154,368
Due after 5 years through 10 years	407,469	402,463
Due after 10 years	591,707	570,004
Mortgage-backed securities	138,884	137,999
Total	$1,307,208	$1,272,061

Notes to Consolidated Financial Statements, Continued

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Other long-term investments consist of four limited partnerships. These limited partnerships provide diversification and have high yielding, long-term financial objectives. These limited partnerships invest primarily in private equity investments, high yielding securities, and mezzanine investments within a variety of industries. At December 31, 2005, our total commitments for these four limited partnerships were $29.2 million, consisting of $20.7 million funded and $8.5 million unfunded. These limited partnerships have been evaluated and do not qualify as variable interest entities.

Bonds on deposit with insurance regulatory authorities had carrying values of $12.8 million at December 31, 2005, and $11.0 million at December 31, 2004.

Note 8.  Other Assets

Components of other assets were as follows:

December 31,
(dollars in thousands)	2005	2004
Income tax assets (a)	$ 245,279	$208,401
Goodwill	224,721	224,721
Real estate loans held for sale	154,922	10,236
Fixed assets	88,031	84,609
Other insurance investments	82,607	60,541
Swap agreements fair values	78,710	217,014
Prepaid expenses and deferred charges	54,363	61,804
Real estate owned	47,733	39,130
Other	32,866	78,517
Total	$1,009,232	$984,973

(a)

The components of net deferred tax assets are detailed in Note 18.

Goodwill by business segment was as follows:

December 31,
(dollars in thousands)	2005	2004	2003
Branch	$149,781	$149,781	$149,781
Centralized Real Estate	62,836	62,836	62,836
Insurance	12,104	12,104	12,104
Total	$224,721	$224,721	$224,721

During first quarter 2004, 2005, and 2006, we determined that the required impairment testing for the Company’s goodwill and other intangible assets did not require a write-down of any such assets.

Notes to Consolidated Financial Statements, Continued

Note 9.  Long-term Debt

Carrying value and fair value of long-term debt were as follows:

December 31,	2005		2004
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$18,314,837	$18,130,220	$14,679,501	$14,793,704

Weighted average interest rates on long-term debt were as follows:

Years Ended December 31,	2005	2004	2003	December 31,	2005	2004
Long-term debt	4.41%	4.28%	4.61%	Long-term debt	4.71%	4.47%

Contractual maturities of long-term debt at December 31, 2005, were as follows:

Carrying
(dollars in thousands)	Value
2006	$ 2,992,364
2007	4,001,579
2008	2,346,206
2009	2,265,115
2010	2,546,704
2011-2015	4,162,869
Total	$18,314,837

In second quarter 2003, a consolidated special purpose subsidiary of AGFI recorded $256.4 million of debt issued by a trust that purchased $259.0 million of real estate loans as part of a securitization. We recorded the transaction as an “on balance sheet” secured financing. The remaining balance of this secured debt at December 31, 2005, was $57.0 million.

An AGFI debt agreement contains restrictions on consolidated retained earnings for certain purposes (see Note 17).

Notes to Consolidated Financial Statements, Continued

Note 10.  Short-term Debt

AGFI and AGFC issue commercial paper with terms ranging from 1 to 270 days. Commercial paper had a weighted average maturity of 29 days at December 31, 2005.

Included in short-term debt are extendible commercial notes that AGFC issues with initial maturities of up to 90 days which AGFC may extend to 390 days. At December 31, 2005, extendible commercial notes totaled $326.6 million.

Information concerning short-term debt was as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Average borrowings	$4,296,707	$3,913,604	$3,665,145
Weighted average interest rate, at year end: Money market yield	4.26%	2.30%	1.06%
Semi-annual bond equivalent yield	4.30%	2.31%	1.07%

Note 11.  Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At December 31, 2005, AGFC had committed credit facilities totaling $4.253 billion, including a $2.125 billion multi-year credit facility and a $2.125 billion 364-day credit facility. The 364-day facility allows for the conversion by the borrower of any outstanding loans at expiration into a one-year term loan. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.07% at December 31, 2005.

At December 31, 2005, AGFI and certain of its subsidiaries also had uncommitted credit facilities totaling $170.0 million which could be increased depending upon lender ability to participate its loans under the facilities.

Outstanding borrowings under all facilities totaled $60.0 million at December 31, 2005 and 2004. AGFC does not guarantee any borrowings of AGFI.

Note 12.  Derivative Financial Instruments

Our principal borrowing subsidiary is AGFC. AGFC uses derivative financial instruments in managing the cost of its debt but is neither a dealer nor a trader in derivative financial instruments. AGFC’s derivative financial instruments consist of interest rate, foreign currency, and equity-indexed swap agreements.

We design our interest rate swap agreements to qualify as cash flow hedges or fair value hedges. While our foreign currency and equity-indexed swap agreements mitigate economic exposure of related foreign currency and equity-indexed debt, these swap agreements do not qualify as cash flow or fair value hedges under GAAP. At December 31, 2005, equity-indexed debt was immaterial.

Notes to Consolidated Financial Statements, Continued

AGFC uses interest rate, foreign currency, and equity-indexed swap agreements in conjunction with specific debt issuances. AGFC’s objective is to achieve net U.S. dollar, fixed or floating interest exposure at costs not materially different from costs AGFC would have incurred by issuing debt for the same net exposure without using derivatives.

Notional amounts of our swap agreements and weighted average receive and pay rates were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Notional amount	$4,906,436	$3,656,186	$2,495,000
Weighted average receive rate	4.21%	3.72%	2.19%
Weighted average pay rate	4.61%	4.45%	4.70%

Notional amount maturities of our swap agreements and the respective weighted average interest rates at December 31, 2005, were as follows:

	Notional	Weighted Average
(dollars in thousands)	Amount	Interest Rate
2006	$ 350,000	3.32%
2007	750,000	5.28
2008	1,951,000	4.39
2010	622,300	4.29
2011	607,886	5.42
2013	625,250	4.74
Total	$4,906,436	4.61%

Changes in the notional amounts of our swap agreements were as follows:

Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Balance at beginning of year	$3,656,186	$2,495,000	$2,940,000
New contracts	1,775,250	2,081,186	-
Expired contracts	(525,000)	(920,000)	(445,000)
Balance at end of year	$4,906,436	$3,656,186	$2,495,000

New contracts in 2005 included in notional amounts interest rate swap agreements of $1.150 billion and foreign currency swap agreements which totaled 500 million Euro ($625.3 million). New contracts in 2004 included in notional amounts interest rate swap agreements of $256.9 million and foreign currency swap agreements which totaled 1.0 billion Euro ($1.202 billion) and 350 million pounds Sterling ($622.3 million).

Notes to Consolidated Financial Statements, Continued

AGFC is exposed to credit risk if counterparties to derivative financial instruments do not perform. AGFC limits this exposure by entering into agreements with counterparties having high credit ratings and by basing the amounts and terms of these agreements on their credit ratings. AGFC regularly monitors counterparty credit ratings throughout the term of the agreements. At December 31, 2005, AGFC had notional amounts of $4.6 billion in swap agreements with a non-subsidiary affiliate that is highly rated due to credit support from AIG, its parent.

AGFC’s credit exposure on derivative financial instruments is limited to the fair value of the agreements that are favorable to the Company. At December 31, 2005, we recorded the swap agreements at fair values of $78.7 million in other assets and $64.2 million in other liabilities. AGFC does not expect any counterparty to fail to meet its obligation; however, non-performance would not have a material impact on the Company’s consolidated results of operations or financial position.

AGFC’s exposure to market risk is limited to changes in the value of derivative financial instruments offset by changes in the value of the hedged debt. At December 31, 2005, we expect to reclassify $8.6 million of net realized gains on swap agreements from accumulated other comprehensive income to income during the next twelve months.

Note 13.  Insurance

Components of insurance claims and policyholder liabilities were as follows:

December 31,
(dollars in thousands)	2005	2004
Finance receivable related: Unearned premium reserves	$139,076	$154,461
Benefit reserves	28,993	23,504
Claim reserves	29,335	30,052
Subtotal	197,404	208,017
Non-finance receivable related: Benefit reserves	180,194	192,315
Claim reserves	20,453	22,625
Subtotal	200,647	214,940
Total	$398,051	$422,957

Our insurance subsidiaries enter into reinsurance agreements with other insurers, including affiliated companies. Insurance claims and policyholder liabilities included the following amounts assumed from other insurers:

December 31,
(dollars in thousands)	2005	2004
Affiliated insurance companies	$52,773	$53,688
Non-affiliated insurance companies	29,032	32,289
Total	$81,805	$85,977

Notes to Consolidated Financial Statements, Continued

Our insurance subsidiaries’ business reinsured to others was not significant during any of the last three years.

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by the Indiana Department of Insurance, which is a comprehensive basis of accounting other than GAAP.

Reconciliations of statutory net income to GAAP net income were as follows:

Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Statutory net income	$90,740	$90,110	$88,607
Change in deferred policy acquisition costs	(6,720)	(5,179)	(8,550)
Deferred income tax benefit	5,716	58	6,537
Realized losses	(4,712)	(583)	(1,524)
Amortization of interest maintenance reserve	(875)	(1,130)	(1,262)
Reserve changes	(789)	(3,765)	(6,758)
Other, net	(5,646)	1,583	(88)
GAAP net income	$77,712	$81,094	$76,962

Reconciliations of statutory equity to GAAP equity were as follows:

December 31,
(dollars in thousands)	2005	2004
Statutory equity	$ 999,473	$ 962,287
Reserve changes	60,355	64,622
Deferred policy acquisition costs	44,637	51,616
Decrease in carrying value of affiliates	(36,408)	(34,501)
Net unrealized gains	35,678	64,634
Goodwill	12,104	12,104
Deferred income taxes	(12,092)	(29,675)
Asset valuation reserve	5,091	8,228
Interest maintenance reserve	(3,871)	(670)
Other, net	(3,421)	(2,025)
GAAP equity	$1,101,546	$1,096,620

Notes to Consolidated Financial Statements, Continued

Note 14.  Other Liabilities

Components of other liabilities were as follows:

December 31,
(dollars in thousands)	2005	2004
Accrued interest	$182,378	$158,872
Uncashed checks, reclassified from cash	121,735	119,879
Swap agreements fair values	64,164	25,689
Salary and benefit liabilities	34,151	37,828
Other	78,166	72,173
Total	$480,594	$414,441

Note 15.  Capital Stock

AGFI has two classes of authorized capital stock:  special shares and common shares. AGFI may issue special shares in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance.

Par value and shares authorized at December 31, 2005, were as follows:

	Par	Shares
	Value	Authorized
Special Shares	-	25,000,000
Common Shares	$0.50	25,000,000

Shares issued and outstanding at December 31, 2005 and 2004, were as follows:

December 31,	2005	2004
Special Shares	-	-
Common Shares	2,000,000	2,000,000

Note 16.  Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

December 31,
(dollars in thousands)	2005	2004
Net unrealized gains on investment securities	$23,730	$ 43,515
Net unrealized gains (losses) on swap agreements	10,499	(6,102)
Net unrealized losses on minimum pension liability	(1,371)	-
Accumulated other comprehensive income	$32,858	$ 37,413

Notes to Consolidated Financial Statements, Continued

Note 17.  Retained Earnings

AGFI’s ability to pay dividends depends on dividends or other funds it receives from its subsidiaries, primarily AGFC. Certain AGFC financing agreements effectively limit the amount of dividends AGFC may pay. Under the most restrictive provision contained in these agreements, $1.3 billion of AGFC’s retained earnings was free from restriction at December 31, 2005. Likewise, certain AGFI financing agreements effectively limit the amount of dividends AGFI may pay. Under the most restrictive provision contained in these agreements, $1.4 billion of AGFI’s retained earnings was free from restriction at December 31, 2005.

State law restricts the amounts our insurance subsidiaries may pay as dividends without prior notice to, or in some cases prior approval from, the Indiana Department of Insurance. At December 31, 2005, our insurance subsidiaries had statutory capital and surplus of $999.5 million. At December 31, 2005, the maximum amount of dividends which our insurance subsidiaries may pay in 2006 without prior approval was $99.9 million.

Merit Life Insurance Co. (Merit), a wholly owned subsidiary of AGFC, had $52.7 million of accumulated earnings at December 31, 2004, for which no federal income tax provisions had been required. Merit would have been liable for federal income taxes on such earnings if they were distributed as dividends or exceeded limits prescribed by tax laws. If such earnings had become taxable at December 31, 2004, the federal income tax would have approximated $18.4 million. During 2004, the federal government enacted a tax law change that provided a temporary opportunity to reduce or eliminate this potential federal income tax liability. For U.S. life insurance companies that have these accumulated earnings for which no federal income tax has been provided, dividends paid during 2005 and 2006 would first be applied to reduce these accumulated earnings balances. Merit paid a dividend of $53.0 million during 2005 that eliminated this accumulated earnings balance and, therefore, this potential $18.4 million federal income tax liability.

Note 18.  Income Taxes

Merit files a separate federal income tax return. AGFI and all other AGFI subsidiaries file a consolidated federal income tax return with AIG. We provide federal income taxes as if AGFI and the other AGFI subsidiaries file separate tax returns and pay AIG accordingly under a tax sharing agreement.

Components of provision for income taxes were as follows:

Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Federal: Current	$289,282	$284,729	$197,903
Deferred	(13,791)	(73,047)	(2,324)
Total federal	275,491	211,682	195,579
State	17,496	3,935	13,726
Total	$292,987	$215,617	$209,305

Notes to Consolidated Financial Statements, Continued

Reconciliations of the statutory federal income tax rate to the effective tax rate were as follows:

Years Ended December 31,	2005	2004	2003
Statutory federal income tax rate	35.00%	35.00%	35.00%
State income taxes	1.85	2.05	2.39
Nontaxable investment income	(.68)	(.71)	(2.53)
Contingency reduction	(.46)	(5.57)	-
Amortization of other intangibles	.28	.36	1.33
Other, net	(.27)	(.05)	.19
Effective income tax rate	35.72%	31.08%	36.38%

We reduced the provision for income taxes by $38.7 million in 2004 resulting from a favorable settlement of income tax audit issues. This reduction decreased the effective income tax rate for 2004.

The Internal Revenue Service (IRS) has completed examinations of AIG’s tax returns through 1990. The IRS has also completed examinations of our previous parent company’s tax returns through 1999.

Components of deferred tax assets and liabilities were as follows:

December 31,
(dollars in thousands)	2005	2004
Deferred tax assets: Allowance for finance receivable losses	$180,407	$154,821
Deferred intercompany revenue	86,865	67,871
Deferred insurance commissions	5,392	4,279
Goodwill	4,248	4,801
Insurance reserves	-	3,407
Swap agreements	-	3,285
Other	26,686	26,953
Total	303,598	265,417
Deferred tax liabilities: Swap agreements	31,841	-
Loan origination costs	23,469	21,127
Fixed assets	5,014	5,961
Other	16,727	29,928
Total	77,051	57,016
Net deferred tax assets	$226,547	$208,401

No valuation allowance was considered necessary at December 31, 2005 and 2004.

Notes to Consolidated Financial Statements, Continued

Note 19.  Lease Commitments, Rent Expense, and Contingent Liabilities

Annual rental commitments for leased office space, automobiles and data processing equipment accounted for as operating leases, excluding leases on a month-to-month basis, were as follows:

Lease
(dollars in thousands)	Commitments
2006	$ 56,619
2007	46,984
2008	35,713
2009	20,749
2010	11,577
subsequent to 2010	23,151
Total	$194,793

In addition to rent, the Company pays taxes, insurance, and maintenance expenses under certain leases. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. Future minimum annual rental commitments will probably not be less than the amount of rental expense incurred in 2005. Rental expense totaled $57.9 million in 2005, $54.1 million in 2004, and $53.7 million in 2003.

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

Note 20.  Supplemental Cash Flow Information

Supplemental disclosure of certain cash flow information was as follows:

Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Interest paid	$801,702	$575,106	$547,647
Income taxes paid	345,640	320,356	213,848

In third quarter 2004, AGFI received a non-cash capital contribution from its parent of $1.0 million reflecting certain computer equipment that we previously leased from a non-subsidiary affiliate.

Notes to Consolidated Financial Statements, Continued

Note 21.  Benefit Plans

The majority of the Company’s employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, post retirement health and welfare and life insurance plans, various stock option, incentive and purchase plans, and a 401(k) plan. Pension plan expense allocated to the Company by AIG was $8.6 million for 2005, $10.2 million for 2004, and $4.8 million for 2003.

AIG’s U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG’s projected benefit obligations exceeded the plan assets at December 31, 2005, by $569.4 million.

The Company’s employees in Puerto Rico participate in a defined benefit pension plan sponsored by a subsidiary of AGFC. The disclosures related to this plan are immaterial to the financial statements of the Company.

Note 22.  Segment Information

See Note 1 for a description of our business segments.

We evaluate the performance of the segments based on pretax operating earnings. The accounting policies of the segments are the same as those disclosed in Note 2, except for the following:

•

we do not reduce segment finance charge revenues for the amortization of the deferred origination costs;

•

we do not reduce segment operating expenses for the deferral of origination costs;

•

we exclude deferred origination costs from segment finance receivables; and

•

we exclude realized gains and losses and certain investment expenses from segment investment revenues.

We intend intersegment sales and transfers to approximate the amounts segments would earn if dealing with independent third parties.

The following tables display information about the Company’s segments as well as reconciliations of the segment totals to the consolidated financial statement amounts. The adjustments in the reconciliations include the following:

•

amortization of deferred origination costs, realized gains (losses) on investments, and certain investment expenses for revenues;

•

deferral of origination costs for operating expenses;

•

realized gains (losses) and certain other investment revenue for pretax income; and

•

goodwill, deferred origination costs, other assets, and corporate assets that are not considered pertinent to determining segment performance for assets. Corporate assets include cash, prepaid expenses, deferred charges, and fixed assets.

Adjustments for operating expenses and pretax income in 2003 also included pension expense.

Notes to Consolidated Financial Statements, Continued

At or for the year ended December 31, 2005		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$ 1,774,587	$ 648,959	$ -	$ 2,423,546
Insurance	689	-	160,344	161,033
Other	(7,649)	309,393	93,653	395,397
Intercompany	75,358	1,724	(63,976)	13,106
Interest expense	443,078	404,127	-	847,205
Operating expenses	669,960	256,761	26,329	953,050
Provision for finance receivable losses	291,097	41,441	-	332,538
Pretax income	438,850	257,747	95,305	791,902
Assets	11,816,829	11,646,229	1,441,864	24,904,922

At or for the year ended December 31, 2004		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$ 1,713,536	$ 358,536	$ -	$ 2,072,072
Insurance	763	-	176,077	176,840
Other	(9,142)	206,845	93,562	291,265
Intercompany	80,564	1,019	(70,479)	11,104
Interest expense	382,545	196,737	-	579,282
Operating expenses	650,942	204,676	29,802	885,420
Provision for finance receivable losses	257,461	13,971	-	271,432
Pretax income	494,773	151,016	91,323	737,112
Assets	11,305,399	8,410,635	1,472,399	21,188,433

At or for the year ended December 31, 2003		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$ 1,709,762	$ 163,167	$ -	$ 1,872,929
Insurance	881	-	180,761	181,642
Other	(10,920)	133,773	88,633	211,486
Intercompany	79,719	12,513	(71,433)	20,799
Interest expense	400,716	99,488	-	500,204
Operating expenses	623,479	112,376	31,811	767,666
Provision for finance receivable losses	306,430	8,535	-	314,965
Pretax income	448,817	89,054	96,914	634,785
Assets	11,016,603	3,948,498	1,389,527	16,354,628

Notes to Consolidated Financial Statements, Continued

Reconciliations of segment totals to consolidated financial statement amounts were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Revenues Segments	$ 2,993,082	$ 2,551,281	$ 2,286,856
Corporate	39,470	(20,292)	(18,862)
Adjustments	(88,421)	(71,827)	(77,888)
Consolidated revenue	$ 2,944,131	$ 2,459,162	$ 2,190,106
Interest Expense Segments	$ 847,205	$ 579,282	$ 500,204
Corporate	37,766	57,022	46,512
Consolidated interest expense	$ 884,971	$ 636,304	$ 546,716
Operating Expenses Segments	$ 953,050	$ 885,420	$ 767,666
Corporate	(30,320)	(29,570)	(14,772)
Adjustments	(82,112)	(73,502)	(66,591)
Consolidated operating expenses	$ 840,618	$ 782,348	$ 686,303
Provision for Finance Receivable Losses Segments	$ 332,538	$ 271,432	$ 314,965
Corporate	(660)	(1,274)	(1,135)
Consolidated provision for finance receivable losses	$ 331,878	$ 270,158	$ 313,830
Pretax Income Segments	$ 791,902	$ 737,112	$ 634,785
Corporate	34,724	(45,118)	(48,081)
Adjustments	(6,309)	1,677	(11,296)
Consolidated pretax income	$ 820,317	$ 693,671	$ 575,408
Assets Segments	$24,904,922	$21,188,433	$16,354,628
Corporate	659,464	811,761	405,238
Adjustments	237,141	235,578	246,298
Consolidated assets	$25,801,527	$22,235,772	$17,006,164

Notes to Consolidated Financial Statements, Continued

Note 23.  Interim Financial Information (Unaudited)

Our quarterly statements of income for 2005 and 2004 were as follows:

Quarter Ended 2005	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
(dollars in thousands)		Restated	Restated	Restated
Revenues Finance charges	$603,216	$592,662	$576,280	$545,140
Insurance	38,381	39,334	40,809	42,509
Net service fees from affiliates	76,711	97,855	79,378	59,992
Investment	17,300	21,955	21,658	20,959
Other	(984)	35,121	(6,603)	42,458
Total revenues	734,624	786,927	711,522	711,058
Expenses Interest expense	242,451	235,668	212,712	194,140
Operating expenses: Salaries and benefits	127,408	140,758	140,215	132,136
Other operating expenses	75,513	77,137	72,774	74,677
Provision for finance receivable losses	77,821	119,470	69,922	64,665
Insurance losses and loss adjustment expenses	15,889	17,357	15,953	17,148
Total expenses	539,082	590,390	511,576	482,766
Income before provision for income taxes	195,542	196,537	199,946	228,292
Provision for Income Taxes	62,212	72,903	74,555	83,317
Net Income	$133,330	$123,634	$125,391	$144,975

Quarter Ended 2004
(dollars in thousands)	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Revenues Finance charges	$522,811	$507,232	$483,501	$463,658
Insurance	43,471	43,989	43,679	45,701
Net service fees from affiliates	59,450	59,724	38,473	33,726
Investment	19,789	23,883	22,952	25,356
Other	7,322	1,575	8,253	4,617
Total revenues	652,843	636,403	596,858	573,058
Expenses Interest expense	184,225	167,518	146,900	137,661
Operating expenses: Salaries and benefits	131,551	120,509	126,355	119,880
Other operating expenses	65,625	75,909	71,690	70,829
Provision for finance receivable losses	76,512	69,126	65,267	59,253
Insurance losses and loss adjustment expenses	16,287	21,267	18,000	21,127
Total expenses	474,200	454,329	428,212	408,750
Income before provision for income taxes	178,643	182,074	168,646	164,308
Provision for Income Taxes	27,400	67,151	61,396	59,670
Net Income	$151,243	$114,923	$107,250	$104,638

Notes to Consolidated Financial Statements, Continued

Note 24.  Fair Value of Financial Instruments

We present the carrying values and estimated fair values of certain of our financial instruments below. Readers should exercise care in drawing conclusions based on fair value, since the fair values presented below can be misinterpreted since they were estimated at a particular point in time and do not include the value associated with all of our assets and liabilities.

December 31,	2005		2004
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets Net finance receivables, less allowance for finance receivable losses	$23,265,683	$22,706,117	$19,711,827	$20,194,750
Investment securities	1,334,081	1,334,081	1,378,362	1,378,362
Cash and cash equivalents	192,531	192,531	160,610	160,610
Swap agreements	78,710	78,710	217,014	217,014
Liabilities Long-term debt	18,314,837	18,130,220	14,679,501	14,793,704
Short-term debt	3,809,412	3,809,412	4,299,085	4,299,085
Swap agreements	64,164	64,164	25,689	25,689
Off-Balance Sheet Financial Instruments Unused customer credit limits	-	-	-	-
Limited partnership commitments	-	8,523	-	12,238

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

Notes to Consolidated Financial Statements, Continued

Investment Securities

When available, we used market prices as fair values of investment securities. For investment securities not actively traded, we estimated fair values using values obtained from independent pricing services or, in the case of some private placements, by discounting expected future cash flows using each year’s December 31 market rate applicable to yield, credit quality, and average life of the investments.

Cash and Cash Equivalents

The fair values of cash and cash equivalents approximated the carrying values.

Swap Agreements

We estimated the fair values of interest rate, foreign currency, and equity-indexed swap agreements using counterparty quotes and market recognized valuation systems at each year’s December 31 market rates.

Long-term Debt

We estimated the fair values of long-term debt using cash flows discounted at each year’s December 31 borrowing rates and adjusted for foreign currency translations.

Short-term Debt

The fair values of short-term debt approximated the carrying values.

Unused Customer Credit Limits

The unused credit limits available to the customers of AIG Bank, which sells private label receivables to the Company under a participation agreement, and to the Company’s customers have no fair value. The interest rates charged on these facilities can be changed at AIG Bank’s discretion for private label, or are adjustable and reprice frequently for loan and retail revolving lines of credit. These amounts, in part or in total, can be cancelled at the discretion of AIG Bank and the Company.

Limited Partnership Commitments

The fair values of limited partnership commitments equal the commitment amounts. The partnerships can call these commitments on demand.

Item 9A.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within required timeframes. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including its principal executive officer and principal financial officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of December 31, 2005, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were not effective due to the existence of the material weakness described below.

(b)

Identification of Material Weakness in Internal Control

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the accounting for derivatives. Specifically, our controls were not effective in ensuring the proper designation and documentation of our foreign currency swaps. This control deficiency could result in a misstatement of derivative related income, interest expense, and retained earnings that would cause a material misstatement of the Company’s annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. This material weakness existed as of December 31, 2005 and has been remediated in the first quarter of 2006, prior to the filing of this report. As a result of this material weakness, we determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. We have included the restated financial information at and for each of the periods being restated in this report. We evaluated the effect of correcting the errors related to our original accounting on our previously reported unaudited condensed consolidated financial statements for each quarter in 2004 and on our annual audited consolidated financial statements at and for the year ended December 31, 2004 using qualitative and quantitative factors and determined that the effect was immaterial. We concluded that the cumulative effect of the correction for the year 2004 should be accounted for in the fourth quarter of 2005.

Item 9A.  Continued

(c)

Remediation of Material Weakness

In the first quarter of 2006, management has taken the following actions to remediate this weakness:

•

Management has established enhanced procedures to be performed by accounting personnel over documentation, evaluation, and classification of new hedge relationships.

•

Management and accounting personnel involved in derivative transactions will perform quarterly reviews of the derivative portfolio to ensure that acceptable methods for measuring hedge effectiveness are utilized.

•

Management will review the effect of new interpretations and accounting changes with respect to the application of hedge accounting on existing significant hedging relationships quarterly.

•

All hedge accounting policies, strategies, and transactions will be approved by the Chief Financial Officer after consultation with financial management at AIG.

(d)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 14.  Principal Accountant Fees and Services.

One of AIG’s Audit Committee’s duties is to oversee our independent accountants, PricewaterhouseCoopers LLP. AGFI does not have its own Audit Committee. AIG’s Audit Committee has adopted pre-approval policies and procedures regarding audit and non-audit services provided by PricewaterhouseCoopers LLP for AIG and its consolidated subsidiaries, including AGFI, and pre-approved 100% of AGFI’s audit-related fees, tax fees, and all other fees in 2005 compared to 100% in 2004.

Independent accountant fees charged to AGFI and the related services were as follows:

Years Ended December 31,
(dollars in thousands)	2005	2004
Audit fees	$ 900	$1,027
Audit-related fees	100	112
Tax fees	-	-
All other fees	-	2
Total	$1,000	$1,141

Audit fees in 2005 and 2004 were primarily for the audit of the AGFI and AGFC Annual Reports on Form 10-K, quarterly review procedures in relation to the AGFI and AGFC Quarterly Reports on Form 10-Q, and statutory audits of insurance subsidiaries of AGFC. AGFC is a separate SEC registrant and its fees are part of the total AGFI fee, representing 99% of the total audit fees for AGFI. Audit-related fees were primarily for the audits of subsidiaries of AGFC in 2005 and 2004. All other fees in 2005 and 2004 were primarily for accounting research materials.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)

(1) and (2)  The following consolidated financial statements of American General Finance, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets, December 31, 2005 and 2004

Consolidated Statements of Income, years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Shareholder’s Equity, years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows, years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Comprehensive Income, years ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements

Schedule I--Condensed Financial Information of Registrant is included in Item 15(d).

All other financial statement schedules have been omitted because they are inapplicable.

(3)

Exhibits:

Exhibits are listed in the Exhibit Index beginning on page 117 herein.

(b)

Exhibits

The exhibits required to be included in this portion of Item 15 are submitted as a separate section of this report.

Item 15(d).

Schedule I – Condensed Financial Information of Registrant

American General Finance, Inc.

Condensed Balance Sheets

December 31,
(dollars in thousands)	2005	2004
Assets Cash and cash equivalents	$ 53	$ 345
Investment in subsidiaries	3,197,473	2,736,460
Notes receivable from subsidiaries	296,446	298,448
Other assets	54,660	51,460
Total assets	$3,548,632	$3,086,713
Liabilities and Shareholder’s Equity Long-term debt, 4.83% - 4.99%, due 2009 - 2010	$ 165,000	$ 100,000
Short-term debt	600,536	605,622
Other liabilities	4,077	4,849
Total liabilities	769,613	710,471
Shareholder’s equity: Common stock	1,000	1,000
Additional paid-in capital	1,016,305	996,305
Other equity	32,858	37,413
Retained earnings	1,728,856	1,341,524
Total shareholder’s equity	2,779,019	2,376,242
Total liabilities and shareholder’s equity	$3,548,632	$3,086,713

See Notes to Condensed Financial Statements.

Schedule I, Continued

American General Finance, Inc.

Condensed Statements of Income

Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Revenues Dividends received from subsidiaries	$123,807	$ 15,827	$176,065
Interest and other	19,978	19,053	24,310
Total revenues	143,785	34,880	200,375
Expenses Interest expense	34,655	20,604	17,532
Operating expenses	4	1,564	3,127
Total expenses	34,659	22,168	20,659
Income before income taxes and equity in undistributed net income of subsidiaries	109,126	12,712	179,716
(Credit) Provision for Income Taxes	(10,966)	(1,090)	1,278
Income before equity in undistributed net income of subsidiaries	120,092	13,802	178,438
Equity in Undistributed Net Income of Subsidiaries	407,238	464,252	187,665
Net Income	$527,330	$478,054	$366,103

See Notes to Condensed Financial Statements.

Schedule I, Continued

American General Finance, Inc.

Condensed Statements of Cash Flows

Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Cash Flows from Operating Activities Net Income	$ 527,330	$ 478,054	$ 366,103
Reconciling adjustments: Equity in undistributed net income of subsidiaries	(407,238)	(464,252)	(187,665)
Change in other assets and other liabilities	1,420	3,236	(13,024)
Other, net	(8,530)	5,868	10,194
Net cash provided by operating activities	112,982	22,906	175,608
Cash Flows from Investing Activities Capital contributions to subsidiaries	(55,000)	(156,200)	-
Change in notes receivable from subsidiaries	2,002	(33,594)	32,616
Other, net	(190)	(186)	(743)
Net cash (used for) provided by investing activities	(53,188)	(189,980)	31,873
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	65,000	100,000	-
Change in short-term debt	(5,086)	46,302	(24,541)
Capital contributions from parent	20,000	75,000	-
Dividends paid	(140,000)	(53,998)	(183,114)
Net cash (used for) provided by financing activities	(60,086)	167,304	(207,655)
(Decrease) increase in cash and cash equivalents	(292)	230	(174)
Cash and cash equivalents at beginning of year	345	115	289
Cash and cash equivalents at end of year	$ 53	$ 345	$ 115

See Notes to Condensed Financial Statements.

Schedule I, Continued

American General Finance, Inc.

Notes to Condensed Financial Statements

December 31, 2005

Note 1.  Accounting Policies

AGFI records its investments in subsidiaries at cost plus the equity in undistributed (overdistributed) net income of subsidiaries since the date of the acquisition. You should read the condensed financial statements of the registrant in conjunction with AGFI’s consolidated financial statements.

Note 2.  Long-term Debt

Long-term debt maturities for the five years after December 31, 2005, were as follows: 2009, $100.0 million and 2010, $65.0 million.

Note 3.  Short-term Debt

Components of short-term debt were as follows:

December 31,
(dollars in thousands)	2005	2004
Notes payable to subsidiaries	$283,138	$309,009
Commercial paper	257,398	236,613
Notes payable to banks	60,000	60,000
Total	$600,536	$605,622

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

AMERICAN GENERAL FINANCE, INC.
By:	/s/	Donald R. Breivogel, Jr.
Donald R. Breivogel, Jr.
(Senior Vice President, Chief Financial Officer, and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006.

/s/	Frederick W. Geissinger	/s/	William N. Dooley
	Frederick W. Geissinger		William N. Dooley
(Chairman, President, Chief Executive		(Director)
Officer, and Director - Principal Executive
Officer)
		/s/	Jerry L. Gilpin
Jerry L. Gilpin
/s/	Donald R. Breivogel, Jr.	(Director)
Donald R. Breivogel, Jr.
(Senior Vice President, Chief Financial Officer,
and Director – Principal Financial Officer)		/s/	Stephen H. Loewenkamp
Stephen H. Loewenkamp
(Director)
/s/	George W. Schmidt
George W. Schmidt
(Vice President, Controller, and Assistant		/s/	George D. Roach
Secretary – Principal Accounting Officer)			George D. Roach
(Director)

/s/	Stephen L. Blake
Stephen L. Blake
(Director)

/s/	Robert A. Cole
Robert A. Cole
(Director)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934.

No annual report to security-holders or proxy material has been sent to security-holders.

Exhibit Index

Exhibit

Number

(3)

a.

Restated Articles of Incorporation of American General Finance, Inc. (formerly Credithrift Financial, Inc.) dated May 27, 1988 and amendments thereto dated September 7, 1988 and March 20, 1989. Incorporated by reference to Exhibit (3)a. filed as a part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 1-7422).

b.

By-laws of American General Finance, Inc. Incorporated by reference to Exhibit (3)b. filed as a part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7422).

(4)

a.

The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of the Company’s long-term debt and of our consolidated subsidiaries. In the aggregate, the outstanding issuances of debt at December 31, 2005 under the following Indenture exceeds 10% of the Company’s total assets on a consolidated basis:

Indenture dated as of May 1, 1999 from American General Finance Corporation to Citibank, N.A. Incorporated by reference to Exhibit (4)a.(1) filed as a part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7422).

b.

In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain other instruments defining the rights of holders of the Company’s long-term debt and of our consolidated subsidiaries have not been filed as exhibits to this Annual Report on Form 10-K because the total amount of securities authorized and outstanding under each instrument does not exceed 10% of the total assets of the Company on a consolidated basis. We hereby agree to furnish a copy of each instrument to the Securities and Exchange Commission upon request.

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