Form 10-Q
period 2006-06-30
AMERICAN GENERAL FINANCE INC
filed 2006-08-02
CIK 25600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	June 30, 2006
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 1-7422 AMERICAN GENERAL FINANCE, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1313922
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

At August 2, 2006, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

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

We have included the restated financial information at and for the three and six months ended June 30, 2005 in this report. See Restatement in Item 2 and Item 4 for further information on this restatement.

TABLE OF CONTENTS

	Item		Page
Part I	1.	Financial Statements (Unaudited)	4
	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
	4.	Controls and Procedures	38
Part II	1.	Legal Proceedings	39
	6.	Exhibits	39

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2006	2005 Restated	2006	2005 Restated
Revenues Finance charges	$622,487	$576,280	$1,230,570	$1,121,420
Mortgage banking	61,520	1,909	67,121	5,452
Insurance	38,208	40,809	77,315	83,318
Investment	21,295	21,658	44,113	42,617
Net service fees from affiliates	4,711	79,378	55,864	139,370
Other	122	(8,512)	(1,855)	30,403
Total revenues	748,343	711,522	1,473,128	1,422,580
Expenses Interest expense	292,522	212,712	555,735	406,852
Operating expenses: Salaries and benefits	141,168	140,215	287,213	272,351
Other operating expenses	70,509	72,774	147,933	147,451
Provision for finance receivable losses	49,499	69,922	82,055	134,587
Insurance losses and loss adjustment expenses	14,297	15,953	30,106	33,101
Total expenses	567,995	511,576	1,103,042	994,342
Income before provision for income taxes	180,348	199,946	370,086	428,238
Provision for Income Taxes	63,396	74,555	133,592	157,872
Net Income	$116,952	$125,391	$ 236,494	$ 270,366

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(dollars in thousands)	2006	2005
Assets Net finance receivables: Real estate loans	$19,225,704	$19,024,577
Non-real estate loans	3,330,250	3,216,942
Retail sales finance	1,632,538	1,546,995
Net finance receivables	24,188,492	23,788,514
Allowance for finance receivable losses	(500,501)	(522,831)
Net finance receivables, less allowance for finance receivable losses	23,687,991	23,265,683
Real estate loans held for sale	922,868	154,088
Investment securities	1,319,593	1,334,081
Cash and cash equivalents	179,276	192,531
Other assets	1,059,986	855,144
Total assets	$27,169,714	$25,801,527
Liabilities and Shareholder’s Equity Long-term debt	$18,220,958	$18,314,837
Short-term debt	5,206,318	3,809,412
Insurance claims and policyholder liabilities	388,195	398,051
Other liabilities	497,865	480,594
Accrued taxes	22,397	19,614
Total liabilities	24,335,733	23,022,508
Shareholder’s equity: Common stock	1,000	1,000
Additional paid-in capital	1,016,305	1,016,305
Accumulated other comprehensive income	6,327	32,858
Retained earnings	1,810,349	1,728,856
Total shareholder’s equity	2,833,981	2,779,019
Total liabilities and shareholder’s equity	$27,169,714	$25,801,527

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2006	2005
(dollars in thousands)		Restated
Cash Flows from Operating Activities Net income	$ 236,494	$ 270,366
Reconciling adjustments: Provision for finance receivable losses	82,055	134,587
Depreciation and amortization	71,473	81,602
Deferral of finance receivable origination costs	(38,102)	(42,875)
Deferred income tax charge (benefit)	5,025	(8,554)
Origination of real estate loans held for sale	(3,408,039)	(88,234)
Sales and principal collections of real estate loans held for sale	2,679,434	47,075
Net gain on sales of real estate loans held for sale	(40,175)	(5,051)
Change in other assets and other liabilities	18,456	(27,740)
Change in insurance claims and policyholder liabilities	(9,856)	(14,089)
Change in taxes receivable and payable	(127)	(16,167)
Other, net	3,075	(6,800)
Net cash (used for) provided by operating activities	(400,287)	324,120
Cash Flows from Investing Activities Finance receivables originated or purchased	(4,564,806)	(6,851,986)
Principal collections on finance receivables	4,047,864	4,041,831
Investment securities purchased	(135,278)	(212,678)
Investment securities called and sold	96,239	177,495
Investment securities matured	4,300	16,000
Change in premiums on finance receivables purchased and deferred charges	(185)	(16,889)
Other, net	(12,450)	(12,130)
Net cash used for investing activities	(564,316)	(2,858,357)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	950,135	3,343,119
Repayment of long-term debt	(1,240,692)	(1,217,410)
Change in short-term debt	1,396,906	406,173
Capital contribution from parent	-	20,000
Dividends paid	(155,001)	-
Net cash provided by financing activities	951,348	2,551,882
(Decrease) increase in cash and cash equivalents	(13,255)	17,645
Cash and cash equivalents at beginning of period	192,531	160,610
Cash and cash equivalents at end of period	$ 179,276	$ 178,255

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2006	2005 Restated	2006	2005 Restated
Net income	$116,952	$125,391	$236,494	$270,366
Other comprehensive (loss) income: Net unrealized (losses) gains on investment securities	(21,992)	27,372	(50,194)	1,104
Net unrealized gains (losses) on swap agreements	2,923	(7,643)	7,707	14,968
Minimum pension liability adjustment	-	-	(2,516)	(2,247)
Income tax effect: Net unrealized losses (gains) on investment securities	7,697	(9,579)	17,568	(386)
Net unrealized (gains) losses on swap agreements	(1,022)	2,674	(2,697)	(5,238)
Minimum pension liability adjustment	-	-	981	876
Other comprehensive (loss) income, net of tax, before reclassification adjustments	(12,394)	12,824	(29,151)	9,077
Reclassification adjustments for realized losses included in net income: Investment securities	564	1,909	1,550	4,216
Swap agreements	1,241	-	2,482	-
Income tax effect: Investment securities	(198)	(669)	(543)	(1,476)
Swap agreements	(435)	-	(869)	-
Realized losses included in net income, net of tax	1,172	1,240	2,620	2,740
Other comprehensive (loss) income, net of tax	(11,222)	14,064	(26,531)	11,817
Comprehensive income	$105,730	$139,455	$209,963	$282,183

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2006

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

Note 2.  Correction of Accounting Errors

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

The following tables show the restatement adjustments to our previously reported unaudited condensed consolidated financial data at and for the three and six months ended June 30, 2005.

Restated

Condensed Consolidated Statement of Income (Unaudited):

Three Months Ended June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Revenues Finance charges	$576,280	$ -	$576,280
Mortgage banking	1,909	-	1,909
Insurance	40,809	-	40,809
Investment	21,658	-	21,658
Net service fees from affiliates	79,378	-	79,378
Other	3,194	(11,706)	(8,512)
Total revenues	723,228	(11,706)	711,522
Expenses Interest expense	216,704	(3,992)*	212,712
Operating expenses: Salaries and benefits	140,215	-	140,215
Other operating expenses	72,774	-	72,774
Provision for finance receivable losses	69,922	-	69,922
Insurance losses and loss adjustment expenses	15,953	-	15,953
Total expenses	515,568	(3,992)	511,576
Income before provision for income taxes	207,660	(7,714)	199,946
Provision for Income Taxes	77,256	(2,701)	74,555
Net Income	$130,404	$(5,013)	$125,391

*

Represents the swaps net interest settlements that have been reclassified to other revenue in conjunction with the correction of the accounting.

Restated

Condensed Consolidated Statement of Income (Unaudited):

Six Months Ended June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Revenues Finance charges	$1,121,420	$ -	$1,121,420
Mortgage banking	5,452	-	5,452
Insurance	83,318	-	83,318
Investment	42,617	-	42,617
Net service fees from affiliates	139,370	-	139,370
Other	5,792	24,611	30,403
Total revenues	1,397,969	24,611	1,422,580
Expenses Interest expense	413,164	(6,312)*	406,852
Operating expenses: Salaries and benefits	272,351	-	272,351
Other operating expenses	147,451	-	147,451
Provision for finance receivable losses	134,587	-	134,587
Insurance losses and loss adjustment expenses	33,101	-	33,101
Total expenses	1,000,654	(6,312)	994,342
Income before provision for income taxes	397,315	30,923	428,238
Provision for Income Taxes	147,049	10,823	157,872
Net Income	$250,266	$20,100	$270,366

*

Represents the swaps net interest settlements that have been reclassified to other revenue in conjunction with the correction of the accounting.

Restated

Condensed Consolidated Balance Sheet (Unaudited):

June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Assets Net finance receivables: Real estate loans	$18,368,638	$ -	$18,368,638
Non-real estate loans	3,120,468	-	3,120,468
Retail sales finance	1,379,957	-	1,379,957
Net finance receivables	22,869,063	-	22,869,063
Allowance for finance receivable losses	(466,032)	-	(466,032)
Net finance receivables, less allowance for finance receivable losses	22,403,031	-	22,403,031
Real estate loans held for sale	56,844	-	56,844
Investment securities	1,400,045	-	1,400,045
Cash and cash equivalents	178,255	-	178,255
Other assets	820,494	-	820,494
Total assets	$24,858,669	$ -	$24,858,669
Liabilities and Shareholder’s Equity Long-term debt	$16,617,676	$ -	$16,617,676
Short-term debt	4,705,258	-	4,705,258
Insurance claims and policyholder liabilities	408,868	-	408,868
Other liabilities	420,792	-	420,792
Accrued taxes	27,652	-	27,652
Total liabilities	22,180,246	-	22,180,246
Shareholder’s equity: Common stock	1,000	-	1,000
Additional paid-in capital	1,016,305	-	1,016,305
Accumulated other comprehensive income	69,330	(20,100)	49,230
Retained earnings	1,591,788	20,100	1,611,888
Total shareholder’s equity	2,678,423	-	2,678,423
Total liabilities and shareholder’s equity	$24,858,669	$ -	$24,858,669

Restated

Condensed Consolidated Statement of Cash Flows (Unaudited):

Six Months Ended June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Cash Flows from Operating Activities Net Income	$ 250,266	$20,100	$270,366
Reconciling adjustments: Provision for finance receivable losses	134,587	-	134,587
Depreciation and amortization	81,602	-	81,602
Deferral of finance receivable origination costs	(42,875)	-	(42,875)
Deferred income tax benefit	(19,377)	10,823	(8,554)
Origination of real estate loans held for sale	(88,234)	-	(88,234)
Sales and principal collections of real estate loans held for sale	47,075	-	47,075
Net gain on sales of real estate loans held for sale	(5,051)	-	(5,051)
Change in other assets and other liabilities	3,183	(30,923)	(27,740)
Change in insurance claims and policyholder liabilities	(14,089)	-	(14,089)
Change in taxes receivable and payable	(16,167)	-	(16,167)
Other, net	(6,800)	-	(6,800)
Net cash provided by operating activities	324,120	-	324,120
Cash Flows from Investing Activities Finance receivables originated or purchased	(6,851,986)	-	(6,851,986)
Principal collections on finance receivables	4,041,831	-	4,041,831
Investment securities purchased	(212,678)	-	(212,678)
Investment securities called and sold	177,495	-	177,495
Investment securities matured	16,000	-	16,000
Change in premiums on finance receivables purchased and deferred charges	(16,889)	-	(16,889)
Other, net	(12,130)	-	(12,130)
Net cash used for investing activities	(2,858,357)	-	(2,858,357)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	3,343,119	-	3,343,119
Repayment of long-term debt	(1,217,410)	-	(1,217,410)
Change in short-term debt	406,173	-	406,173
Capital contributions from parent	20,000	-	20,000
Net cash provided by financing activities	2,551,882	-	2,551,882
Increase in cash and cash equivalents	17,645	-	17,645
Cash and cash equivalents at beginning of period	160,610	-	160,610
Cash and cash equivalents at end of period	$ 178,255	-	$ 178,255

Restated

Condensed Consolidated Statement of Comprehensive Income (Unaudited):

Three Months Ended June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Net income	$130,404	$(5,013)	$125,391
Other comprehensive income: Net unrealized gains on investment securities	27,372	-	27,372
Net unrealized losses on swap agreements	(23,144)	15,501	(7,643)
Minimum pension liability adjustment	-	-	-
Income tax effect: Net unrealized gains on investment securities	(9,579)	-	(9,579)
Net unrealized losses on swap agreements	8,100	(5,426)	2,674
Minimum pension liability adjustment	-	-	-
Other comprehensive income, net of tax, before reclassification adjustments	2,749	10,075	12,824
Reclassification adjustments for realized losses included in net income: Investment securities	1,909	-	1,909
Swap agreements	7,787	(7,787)	-
Income tax effect: Investment securities	(669)	-	(669)
Swap agreements	(2,725)	2,725	-
Realized losses included in net income, net of tax	6,302	(5,062)	1,240
Other comprehensive income, net of tax	9,051	5,013	14,064
Comprehensive income	$139,455	$ -	$139,455

Restated

Condensed Consolidated Statement of Comprehensive Income (Unaudited):

Six Months Ended June 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Net income	$250,266	$20,100	$270,366
Other comprehensive income: Net unrealized gains on investment securities	1,104	-	1,104
Net unrealized gains on swap agreements	30,602	(15,634)	14,968
Minimum pension liability adjustment	(2,247)	-	(2,247)
Income tax effect: Net unrealized gains on investment securities	(386)	-	(386)
Net unrealized gains on swap agreements	(10,710)	5,472	(5,238)
Minimum pension liability adjustment	876	-	876
Other comprehensive income, net of tax, before reclassification adjustments	19,239	(10,162)	9,077
Reclassification adjustments for realized losses included in net income: Investment securities	4,216	-	4,216
Swap agreements	15,289	(15,289)	-
Income tax effect: Investment securities	(1,476)	-	(1,476)
Swap agreements	(5,351)	5,351	-
Realized losses included in net income, net of tax	12,678	(9,938)	2,740
Other comprehensive income, net of tax	31,917	(20,100)	11,817
Comprehensive income	$282,183	$ -	$282,183

Note 3.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The effective date of this implementation guidance is January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently assessing the effect of implementing this guidance.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment”. This standard is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the share-based payment. We participate in AIG’s stock-based compensation plans, and AIG allocates to us our share of the calculated costs. Effective January 1, 2006, AIG adopted SFAS 123R utilizing the binominal model to calculate the fair value of stock option grants. The model uses ten years of historical exercise behavior to account for the early exercise of employee options and five years of historical stock price data to infer the implied volatility.

At June 30, 2006, our employees participated in the following stock-based compensation plans:

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

Under SFAS 123R, we recorded operating expenses of $1.5 million for the three months ended June 30, 2006 and $3.0 million for the six months ended June 30, 2006 for our participation in AIG’s stock-based compensation plans. In 2005, we recorded operating expenses of $0.6 million for the three months ended June 30, 2005 and $1.1 million for the six months ended June 30, 2005.

Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

June 30, 2006	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$19,174,092	$3,651,534	$1,794,476	$24,620,102
Unearned finance charges and points and fees	(162,313)	(395,087)	(187,054)	(744,454)
Accrued finance charges	119,428	39,246	25,728	184,402
Deferred origination costs	30,621	33,889	-	64,510
Premiums, net of discounts	63,876	668	(612)	63,932
Total	$19,225,704	$3,330,250	$1,632,538	$24,188,492

December 31, 2005	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,948,061	$3,534,323	$1,693,710	$24,176,094
Unearned finance charges and points and fees	(147,818)	(395,076)	(170,109)	(713,003)
Accrued finance charges	121,562	41,467	23,912	186,941
Deferred origination costs	31,452	35,430	-	66,882
Premiums, net of discounts	71,320	798	(518)	71,600
Total	$19,024,577	$3,216,942	$1,546,995	$23,788,514

Unused credit limits extended by AIG Federal Savings Bank (AIG Bank) (whose private label finance receivables are fully participated to the Company) and the Company to their customers were $4.6 billion at June 30, 2006, and $4.1 billion at December 31, 2005. Company experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of AIG Bank and the Company.

Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$502,831	$456,031	$522,831	$456,031
Provision for finance receivable losses	49,499	69,922	82,055	134,587
Charge-offs	(64,485)	(72,972)	(136,191)	(150,811)
Recoveries	12,656	13,051	31,806	26,225
Balance at end of period	$500,501	$466,032	$500,501	$466,032

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

Most of our interest rate swap agreements qualify as cash flow hedges or fair value hedges. While our foreign currency and equity-indexed swap agreements mitigate economic exposure of related foreign currency and equity-indexed debt, these swap agreements do not qualify as cash flow or fair value hedges under GAAP. At June 30, 2006, equity-indexed debt was immaterial.

Note 7.  Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	June 30,	December 31,
(dollars in thousands)	2006	2005
Net unrealized gains on swap agreements	$17,122	$10,499
Net unrealized (losses) gains on investment securities	(7,889)	23,730
Minimum pension liability adjustment	(2,906)	(1,371)
Accumulated other comprehensive income	$ 6,327	$32,858

Note 8.  Segment Information

We have three business segments:  branch, centralized real estate, and insurance. We define our segments by types of financial service products we offer, nature of our production processes, and methods we use to distribute our products and to provide our services, as well as our management reporting structure.

In our branch business segment, we:

•

originate real estate loans secured by first or second mortgages on residential real estate, which may be closed-end accounts or open-end home equity lines of credit and are generally considered non-conforming;

•

originate secured and unsecured non-real estate loans;

•

purchase retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants; and

•

purchase private label receivables originated by AIG Bank, a non-subsidiary affiliate, under a participation agreement.

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

Previously, we provided marketing services, certain origination processing services, loan servicing, and related services for AIG Bank. In first quarter 2006, Wilmington Finance, Inc. and MorEquity, Inc., which are subsidiaries of AGFC, terminated their mortgage services agreements with AIG Bank and began originating non-conforming residential real estate loans under their own state licenses.

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

Information about the Company’s segments follows:

Three Months Ended June 30, 2006		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$464,740	$180,069	$ -	$644,809
Insurance	-	-	38,208	38,208
Other	(2,983)	65,980	23,025	86,022
Intercompany	18,648	469	(15,675)	3,442
Pretax income	116,393	41,205	24,131	181,729

Restated:

Three Months Ended June 30, 2005		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$441,427	$160,899	$ -	$602,326
Insurance	170	-	40,639	40,809
Other	23	80,697	25,417	106,137
Intercompany	19,166	429	(16,183)	3,412
Pretax income	123,143	73,783	26,424	223,350

Six Months Ended June 30, 2006		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$919,829	$358,964	$ -	$1,278,793
Insurance	-	-	77,315	77,315
Other	(8,411)	122,177	48,688	162,454
Intercompany	37,078	1,004	(31,056)	7,026
Pretax income	253,794	83,425	50,126	387,345

Restated:

Six Months Ended June 30, 2005		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$874,285	$297,471	$ -	$1,171,756
Insurance	347	-	82,971	83,318
Other	(954)	143,618	49,241	191,905
Intercompany	38,959	804	(33,099)	6,664
Pretax income	270,475	110,066	50,846	431,387

Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2006	2005 Restated	2006	2005 Restated
Pretax income: Segments	$181,729	$223,350	$387,345	$431,387
Corporate	(814)	(22,336)	(15,710)	(236)
Adjustments	(567)	(1,068)	(1,549)	(2,913)
Consolidated pretax income	$180,348	$199,946	$370,086	$428,238

Corporate pretax income includes management and administrative revenues and expenses that are not considered pertinent in determining segment performance.

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

The Company’s management is responsible for designing and maintaining an effective system of internal control over financial reporting. We designed this system to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s direction and that financial records are reliable to prepare financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. The Company’s employees are subject to AIG’s Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. Also, AIG’s Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics covers such directors and officers of AIG and its subsidiaries, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We do not allow loans to executive officers. The aforementioned system includes a documented organizational structure and policies and procedures that we communicate throughout the Company. Our internal auditors report directly to the Senior Vice President and Director of Internal Audit of AIG to strengthen independence. They continually monitor the operation of our internal controls and report their findings to the Company’s management, AIG’s management, and AIG’s internal audit department. We take prompt action to correct control deficiencies and improve the system.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and the changes in internal control over financial reporting for the quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of June 30, 2006, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented. A material weakness existed as of December 31, 2005 and was remediated in the first quarter of 2006, prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2005. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the accounting for derivatives. Specifically, our controls were not effective in ensuring the proper designation and documentation of our foreign currency swaps, the first of which we entered into in June 2004. As a result of this material weakness, the Company’s Chief Financial Officer and Chief Accounting Officer determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. We included the restated financial information at and for each of the periods being restated in our Annual Report on Form 10-K for the year ended December 31, 2005. We evaluated the effect of correcting the errors related to our original accounting on our previously reported unaudited condensed consolidated financial statements for each quarter in 2004 and on our annual audited consolidated financial statements at and for the year ended December 31, 2004 using qualitative and quantitative factors and determined that the effect was immaterial. We concluded that the cumulative effect of the correction for the year 2004 should be accounted for in the fourth quarter of 2005. There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has also concluded that the Company’s condensed consolidated financial statements contained in this report fairly present our consolidated financial position and the results of our operations for the periods presented.

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

RESTATEMENT

As previously announced, on March 20, 2006, we determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. The restatement related to the correction of errors in our accounting for four cross currency swaps designated as hedges of our foreign currency denominated debt, the first of which we entered into in June 2004. As a result, the previously issued unaudited condensed consolidated financial statements and other related financial information for these periods should no longer be relied upon. We included the restated financial information at and for each of the restated periods in our Annual Report on Form 10-K for the year ended December 31, 2005. We have also included the restated financial information at and for the three and six months ended June 30, 2005 in this report. See Note 2 of the Notes to Condensed Consolidated Financial Statements and Item 4 for further information on this restatement.

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

June 30, (dollars in millions)	2006		2005 Restated
	Amount	Percent	Amount	Percent
Long-term debt	$18,221.0	69%	$16,617.7	69%
Short-term debt	5,206.3	20	4,705.3	20
Total debt	23,427.3	89	21,323.0	89
Equity	2,834.0	11	2,678.4	11
Total capital	$26,261.3	100%	$24,001.4	100%
Net finance receivables	$24,188.5		$22,869.1
Debt to equity ratio	8.27x		7.96x
Debt to tangible equity ratio	9.00x		8.87x

Short-term debt increased in 2006 primarily to fund the growth in real estate loans held for sale.

Reconciliations of equity to tangible equity were as follows:

June 30,	2006	2005
(dollars in millions)		Restated
Equity	$2,834.0	$2,678.4
Goodwill	(224.7)	(224.7)
Accumulated other comprehensive income	(6.3)	(49.2)
Tangible equity	$2,603.0	$2,404.5

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains our fixed-rate funding through public issuances of long-term debt with maturities generally ranging from three to ten years. AGFC and AGFI obtain most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate debt. We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At June 30, 2006, short-term debt included $4.7 billion of commercial paper. AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At June 30, 2006, short-term debt included $476.9 million of extendible commercial notes.

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

At June 30, 2006, AGFC had committed credit facilities totaling $4.253 billion, including a $2.125 billion multi-year credit facility and a $2.125 billion 364-day credit facility. The 364-day facility allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.07% at June 30, 2006. There were no amounts outstanding under these committed credit facilities at June 30, 2006 or 2005. On July 13, 2006, we renewed the 364-day facility at the same amount for another term of 364 days.

At June 30, 2006, AGFI and certain of its subsidiaries also had uncommitted credit facilities totaling $195.0 million which could be increased depending upon lender ability to participate its loans under the facilities. Outstanding borrowings under these uncommitted credit facilities totaled $60.0 million at June 30, 2006 and 2005.

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

Principal sources and uses of cash were as follows:

Six Months Ended June 30,
(dollars in millions)	2006	2005
Principal sources of cash: Net issuances of debt	$1,106.3	$2,531.9
Operations	-	324.1
Capital contribution	-	20.0
Total	$1,106.3	$2,876.0
Principal uses of cash: Net originations and purchases of finance receivables	$ 516.9	$2,810.2
Operations	400.3	-
Dividends paid	155.0	-
Total	$1,072.2	$2,810.2

Net originations and purchases of finance receivables and net issuances of debt decreased for the six months ended June 30, 2006, when compared to the same period in 2005 primarily due to decreases in our centralized real estate loan production caused by a less robust U.S. housing market in 2006 compared to the prior year. Net cash from operations decreased primarily due to an increase in net originations of real estate loans held for sale resulting from the termination of the mortgage services agreements with AIG Bank which had the effect of decreasing service fees from AIG Bank and increasing real estate loans held for sale under our own state licenses.

We believe that consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets to issue our commercial paper and long-term debt. We have implemented programs and operating guidelines to ensure adequate liquidity, to mitigate the impact of any inability to access capital markets, and to provide contingent funding sources. These programs and guidelines include the following:

•

We manage commercial paper as a percentage of total debt. At June 30, 2006, that percentage was 20% compared to 18% at June 30, 2005.

•

We spread commercial paper maturities throughout upcoming weeks and months.

•

We limit the amount of commercial paper that any one investor may hold.

•

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At June 30, 2006, we had $4.253 billion of committed bank credit facilities.

•

At June 30, 2006, we had effective shelf registration statements that provided AGFC with the ability to issue up to $10.6 billion of senior long-term debt securities registered under the Securities Act of 1933. In July 2006, as a “well-known seasoned issuer” under SEC regulations, AGFC filed with the SEC an automatic shelf registration statement, which replaced two of its three effective shelf registration statements. This registration statement was immediately effective upon filing. As a result, AGFC has the corporate authority to issue up to $15.4 billion of senior long-term debt securities registered under the Securities Act of 1933.

•

We have established AGFC as an issuer in foreign capital markets.

•

We have the ability to sell, on a whole loan basis, or securitize, a portion of our finance receivables.

•

We collect principal payments on our finance receivables, which totaled $8.3 billion in the past twelve months. We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables during these periods, but these funds could be made available for other uses, if necessary.

•

We have the ability to sell a portion of our insurance subsidiaries’ investment securities and to dividend, subject to certain regulatory limits, cash from the securities sales.

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Net income	$117.0	$125.4	$236.5	$270.4
Amount change	$ (8.4)	$ 18.1	$(33.9)	$ 58.5
Percent change	(7)%	17%	(13)%	28%
Return on average assets	1.73%	2.06%	1.79%	2.29%
Return on average equity	16.33%	19.38%	16.65%	21.49%
Ratio of earnings to fixed charges	1.61x	1.92x	1.65x	2.03x

See Note 8 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Real estate loans	$ 405.3	$ 372.6	$ 802.7	$ 714.6
Non-real estate loans	171.1	160.1	339.6	318.9
Retail sales finance	46.1	43.6	88.3	87.9
Total	$ 622.5	$ 576.3	$ 1,230.6	$ 1,121.4
Amount change	$ 46.2	$ 92.8	$ 109.2	$ 174.2
Percent change	8%	19%	10%	18%
Average net receivables	$24,033.1	$22,247.0	$23,944.1	$21,571.4
Yield	10.39%	10.39%	10.35%	10.47%

Finance charges increased due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Increase in average net receivables	$43.3	$128.9	$114.6	$267.8
Change in yield	2.9	(36.1)	(5.4)	(88.3)
Decrease in number of days	-	-	-	(5.3)
Total	$46.2	$ 92.8	$109.2	$174.2

Average net receivables by type and changes in average net receivables when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$19,191.6	$1,368.2	$17,823.4	$4,840.2
Non-real estate loans	3,269.2	197.9	3,071.3	122.3
Retail sales finance	1,572.3	220.0	1,352.3	93.9
Total	$24,033.1	$1,786.1	$22,247.0	$5,056.4
Percent change		8%		29%

Six Months Ended June 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$19,141.5	$1,977.9	$17,163.6	$4,942.9
Non-real estate loans	3,239.1	189.7	3,049.4	114.1
Retail sales finance	1,563.5	205.1	1,358.4	75.9
Total	$23,944.1	$2,372.7	$21,571.4	$5,132.9
Percent change		11%		31%

The relatively low interest rate environment, in comparison to historical periods, along with growth in our branch network and centralized real estate operations contributed to the increase in real estate loan average net receivables. Real estate loan production arising from our centralized real estate origination services represented $2.0 billion of our real estate loan originations during the last twelve months.

Yield by type and changes in yield in basis points (bp) when compared to the same period for the previous year were as follows:

Three Months Ended June 30,	2006		2005
	Yield	Change	Yield	Change
Real estate loans	8.47%	9 bp	8.38%	(36) bp
Non-real estate loans	20.97	8	20.89	(28)
Retail sales finance	11.75	(116)	12.91	(170)
Total	10.39	-	10.39	(91)

Six Months Ended June 30,	2006		2005
	Yield	Change	Yield	Change
Real estate loans	8.46%	6 bp	8.40%	(52) bp
Non-real estate loans	21.07	5	21.02	(33)
Retail sales finance	11.38	(164)	13.02	(148)
Total	10.35	(12)	10.47	(111)

Yield remained the same for the three months ended June 30, 2006, when compared to the same period in 2005 reflecting higher real estate and non-real estate loan yield, offset by lower retail sales finance yield. Yield decreased for the six months ended June 30, 2006, when compared to the same period in 2005 reflecting lower retail sales finance yield. Retail sales finance yield decreased primarily due to competitive market conditions, which have resulted in a change in the mix to longer term promotional products.

Mortgage Banking Revenues

Mortgage banking revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Net gain on sales of real estate loans held for sale	$38.3	$ 1.6	$40.2	$ 5.1
Interest income on real estate loans held for sale	23.2	0.3	26.9	0.4
Total	$61.5	$ 1.9	$67.1	$ 5.5
Amount change	$59.6	$(5.1)	$61.6	$(7.2)
Percent change	N/M	(73)%	N/M	(57)%

Mortgage banking revenues increased for the three and six months ended June 30, 2006, when compared to the same periods in 2005 reflecting the termination of the mortgage services agreements with AIG Bank and the resulting increase in originations of real estate loans held for sale. In first quarter 2006, we terminated the mortgage services agreements with AIG Bank (subsequently resulting in lower net service fees from affiliates) and began originating real estate loans held for sale using our own state licenses.

Insurance Revenues

Insurance revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Earned premiums	$38.0	$40.5	$76.9	$82.8
Commissions	0.2	0.3	0.4	0.5
Total	$38.2	$40.8	$77.3	$83.3
Amount change	$(2.6)	$(2.9)	$(6.0)	$(6.1)
Percent change	(6)%	(7)%	(7)%	(7)%

Earned premiums decreased for the three and six months ended June 30, 2006 when compared to the same periods in 2005 primarily due to declining credit premium volume in prior periods. Historically, non-real estate loan customers have purchased the majority of our insurance products. We experienced decreases in the number of non-real estate loan customers in prior periods primarily due to the low mortgage interest rate environment.

Investment Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Investment revenue	$21.3	$21.7	$44.1	$42.6
Amount change	$ (0.4)	$ (1.3)	$ 1.5	$ (5.7)
Percent change	(2)%	(6)%	4%	(12)%

Investment revenue was affected by the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Average invested assets	$1,425.6	$1,419.5	$1,419.8	$1,413.8
Investment portfolio yield	5.97%	6.45%	6.32%	6.49%
Net realized losses on investments	$ (0.6)	$ (1.9)	$ (1.5)	$ (4.2)

Net Service Fees from Affiliates

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Net service fees from affiliates	$ 4.7	$79.4	$ 55.9	$139.4
Amount change	$(74.7)	$40.9	$(83.5)	$ 67.2
Percent change	(94)%	106%	(60)%	93%

Net service fees from affiliates decreased for the three and six months ended June 30, 2006, when compared to the same periods in 2005 reflecting the decrease in AIG Bank’s origination and sale of real estate loans held for sale using our mortgage origination services caused primarily by the termination of the mortgage services agreements with AIG Bank and a less robust U.S. housing market in 2006 compared to the prior year. In first quarter 2006, we terminated the mortgage services agreements with AIG Bank and began originating real estate loans held for sale using our own state licenses.

Other Revenues

Other revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Writedowns on real estate owned	$(2.1)	$ (1.8)	$ (4.9)	$(3.8)
Fair value adjustments - derivatives	(0.9)	(11.7)	(3.7)	24.6
Net recovery on sales of real estate owned	1.2	1.3	1.9	2.2
Other	1.9	3.7	4.8	7.4
Total	$ 0.1	$ (8.5)	$ (1.9)	$30.4
Amount change	$ 8.7	$ (9.8)	$(32.2)	$30.1
Percent change	101%	N/M	(106)%	N/M

Other revenues increased for the three months ended June 30, 2006 when compared to the same period in 2005 primarily due to a favorable variance in fair value adjustments on derivatives. Other revenues decreased for the six months ended June 30, 2006 when compared to the same period in 2005 primarily due to an unfavorable variance in fair value adjustments on derivatives.

Interest Expense

The impact of using the swap agreements that qualify as hedges under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Long-term debt	$ 225.6	$ 171.1	$ 443.7	$ 331.9
Short-term debt	66.9	41.6	112.0	75.0
Total	$ 292.5	$ 212.7	$ 555.7	$ 406.9
Amount change	$ 79.8	$ 65.8	$ 148.8	$ 122.3
Percent change	38%	45%	37%	43%
Average borrowings	$23,276.0	$20,661.8	$22,766.1	$19,975.8
Interest expense rate	5.02%	4.12%	4.88%	4.05%

Interest expense increased due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Increase in interest expense rate	$ 52.3	$ 21.6	$ 92.3	$ 32.5
Increase in average borrowings	27.5	44.2	56.5	89.8
Total	$ 79.8	$ 65.8	$148.8	$122.3

Average borrowings by type and changes in average borrowings when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$17,946.6	$2,115.0	$15,831.6	$4,072.2
Short-term debt	5,329.4	499.2	4,830.2	712.1
Total	$23,276.0	$2,614.2	$20,661.8	$4,784.3
Percent change		13%		30%

Six Months Ended June 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$18,103.0	$2,779.1	$15,323.9	$4,117.8
Short-term debt	4,663.1	11.2	4,651.9	672.6
Total	$22,766.1	$2,790.3	$19,975.8	$4,790.4
Percent change		14%		32%

AGFC issued $2.6 billion of long-term debt during the last twelve months. We used the proceeds of these long-term debt issuances to support finance receivable growth and to refinance maturing debt. In first quarter 2006, a consolidated special purpose subsidiary of AGFI recorded $450.6 million of debt issued by a trust that purchased $492.8 real estate loans as part of a securitization. We recorded the transaction as an “on-balance sheet” secured financing.

Short-term debt average borrowings increased in second quarter 2006 primarily to fund the growth in real estate loans held for sale.

Interest expense rate by type and changes in interest expense rate in basis points when compared to the same period for the previous year were as follows:

Three Months Ended June 30,	2006		2005 Restated
	Rate	Change	Rate	Change
Long-term debt	5.01%	70 bp	4.31%	17 bp
Short-term debt	5.03	157	3.46	103
Total	5.02	90	4.12	42

Six Months Ended June 30,	2006		2005 Restated
	Rate	Change	Rate	Change
Long-term debt	4.89%	58 bp	4.31%	11 bp
Short-term debt	4.85	160	3.25	77
Total	4.88	83	4.05	30

Short-term market interest rates rose significantly since mid-2004. Our actual future interest expense rates will depend on general interest rate levels and market credit spreads, which are influenced by our credit ratings and the market perception of credit risk for the Company and possibly our affiliates, including our ultimate parent, AIG.

Operating Expenses

Operating expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Salaries and benefits	$141.2	$140.2	$287.2	$272.4
Other	70.5	72.8	147.9	147.4
Total	$211.7	$213.0	$435.1	$419.8
Amount change	$ (1.3)	$ 15.0	$ 15.3	$ 31.0
Percent change	(1)%	8%	4%	8%
Operating expenses as a percentage of average net receivables	3.52%	3.83%	3.63%	3.89%

Salaries and benefits expenses increased for the six months ended June 30, 2006 when compared to the same period in 2005 reflecting an increase of approximately 120 employees at June 30, 2006, when compared to June 30, 2005, caused by growth in our branch business segment.

Provision for Finance Receivable Losses

	Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Provision for finance receivable losses	$ 49.5	$ 69.9	$ 82.1	$134.6
Amount change	$(20.4)	$ 4.6	$(52.5)	$ 10.1
Percent change	(29)%	7%	(39)%	8%
Net charge-offs	$ 51.8	$ 59.9	$104.4	$124.6
Charge-off ratio	0.86%	1.09%	0.87%	1.17%
Charge-off coverage	2.41x	1.94x	2.40x	1.87x
60 day+ delinquency			$431.3	$428.6
Delinquency ratio			1.75%	1.85%
Allowance for finance receivable losses			$500.5	$466.0
Allowance ratio			2.07%	2.04%

Net charge-offs by type and changes in net charge-offs when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$15.4	$ 1.1	$14.3	$ -
Non-real estate loans	29.3	(8.3)	37.6	(4.1)
Retail sales finance	7.1	(0.9)	8.0	(1.3)
Total	$51.8	$(8.1)	$59.9	$(5.4)

Six Months Ended June 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$ 26.9	$ (2.0)	$ 28.9	$(0.2)
Non-real estate loans	62.3	(16.5)	78.8	(6.9)
Retail sales finance	15.2	(1.7)	16.9	(2.8)
Total	$104.4	$(20.2)	$124.6	$(9.9)

The improvement in total net charge-offs for the three and six months ended June 30, 2006, when compared to the same periods in 2005 was primarily due to the improving economy. Real estate loan net charge-offs increased slightly for the three months ended June 30, 2006, when compared to the same period in 2005 primarily due to the maturation of the real estate loan portfolio. Net charge-offs for the six months ended June 30, 2006, benefited from $5.5 million of non-recurring recoveries recorded in first quarter 2006.

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2006		2005
	Ratio	Change	Ratio	Change
Real estate loans	0.32%	- bp	0.32%	(13) bp
Non-real estate loans	3.61	(131)	4.92	(76)
Retail sales finance	1.82	(57)	2.39	(57)
Total	0.86	(23)	1.09	(46)

Six Months Ended June 30,	2006		2005
	Ratio	Change	Ratio	Change
Real estate loans	0.28%	(6) bp	0.34%	(15) bp
Non-real estate loans	3.86	(132)	5.18	(67)
Retail sales finance	1.95	(54)	2.49	(56)
Total	0.87	(30)	1.17	(49)

The improvement in the total charge-off ratios for the three and six months ended June 30, 2006, when compared to the same periods in 2005 was primarily due to the improving economy. Real estate loan charge-off ratio remained the same for the three months ended June 30, 2006, when compared to the same period in 2005 reflecting the maturation of the real estate loan portfolio. Net charge-offs for the six months ended June 30, 2006, benefited from $5.5 million of non-recurring recoveries recorded in first quarter 2006.

Delinquency based on contract terms in effect by type and changes in delinquency when compared to the same period for the previous year were as follows:

June 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$279.0	$ 16.7	$262.3	$(18.0)
Non-real estate loans	124.4	(13.3)	137.7	(9.0)
Retail sales finance	27.9	(0.7)	28.6	(3.2)
Total	$431.3	$ 2.7	$428.6	$(30.2)

The increase in real estate loan delinquency at June 30, 2006, was primarily due to the maturation of the real estate loan portfolio.

Delinquency ratios based on contract terms in effect by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

June 30,	2006		2005
	Ratio	Change	Ratio	Change
Real estate loans	1.46%	2 bp	1.44%	(62) bp
Non-real estate loans	3.41	(60)	4.01	(45)
Retail sales finance	1.55	(35)	1.90	(37)
Total	1.75	(10)	1.85	(66)

The total delinquency ratio at June 30, 2006, improved when compared to June 30, 2005, primarily due to the improving economy. The increase in the real estate loan delinquency ratio at June 30, 2006, when compared to June 30, 2005, reflected the maturation of the real estate loan portfolio.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at June 30, 2006, when compared to June 30, 2005, was primarily due to net additions to the allowance for finance receivable losses through the provision for finance receivable losses. These additions reflected the anticipation of additional finance receivable charge-offs inherent in our existing portfolio related to the impact of Hurricane Katrina.

The increase in the allowance ratio at June 30, 2006, when compared to June 30, 2005, was primarily due to net additions to the allowance for finance receivable losses in anticipation of additional finance receivable charge-offs inherent in our existing portfolio from the impacts of Hurricane Katrina, partially offset by the improving economy.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), improved for the three and six months ended June 30, 2006, when compared to the same periods in 2005 due to lower net charge-offs and a higher allowance for finance receivable losses.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Claims incurred	$15.3	$17.1	$32.5	$35.6
Change in benefit reserves	(1.0)	(1.1)	(2.4)	(2.5)
Total	$14.3	$16.0	$30.1	$33.1
Amount change	$(1.7)	$(2.0)	$(3.0)	$(6.0)
Percent change	(10)%	(11)%	(9)%	(15)%

Insurance losses and loss adjustment expenses decreased for the three and six months ended June 30, 2006 when compared to the same periods in 2005 primarily due to lower credit and non-credit insurance claims incurred, reflecting the decline in the number of credit and non-credit insurance policies in force.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Provision for income taxes	$ 63.4	$ 74.6	$133.6	$157.9
Amount change	$ (11.2)	$ 13.2	$ (24.3)	$ 36.8
Percent change	(15)%	21%	(15)%	30%
Pretax income	$180.3	$199.9	$370.1	$428.2
Effective income tax rate	35.15%	37.29%	36.10%	36.87%

Provision for income taxes decreased for the three and six months ended June 30, 2006 when compared to the same periods in 2005 primarily due to lower pretax income and a lower effective income tax rate. Our effective income tax rate declined for the three and six months ended June 30, 2006 primarily due to the lower pretax income of a subsidiary operating in a state with a higher tax rate.

Asset/Liability Management

To reduce the risk associated with unfavorable changes in interest rates not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We base the mix of fixed-rate and floating-rate debt, in part, on the nature of the finance receivables being supported. We fund finance receivables with a combination of fixed-rate and floating-rate debt and equity. Our real estate loans held for sale are funded primarily with floating-rate debt.

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt, to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 41% of our borrowings at June 30, 2006 compared to 44% at June 30, 2005. Approximately $912 million of our floating-rate debt at June 30, 2006 was attributed to funding real estate loans held for sale. Adjustable-rate net finance receivables represented 8% of our net finance receivables at June 30, 2006 compared to 15% at June 30, 2005.

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

The Company’s management, including its principal executive officer and principal financial officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of June 30, 2006, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

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

(d)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 41 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE, INC.
(Registrant)
Date:	August 2, 2006	By	/s/	Donald R. Breivogel, Jr.
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