Form 10-Q
period 2006-09-30
AMERICAN GENERAL FINANCE INC
filed 2006-11-13
CIK 25600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	September 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 1-7422 AMERICAN GENERAL FINANCE, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1313922
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

At November 13, 2006, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

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

We have included the restated financial information at and for the three and nine months ended September 30, 2005 in this report. See Restatement in Item 2 and Item 4 for further information on this restatement.

TABLE OF CONTENTS

	Item		Page
Part I	1.	Financial Statements (Unaudited)	4
	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
	4.	Controls and Procedures	39
Part II	1.	Legal Proceedings	40
	6.	Exhibits	40

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005 Restated	2006	2005 Restated
Revenues Finance charges	$634,633	$592,662	$1,865,203	$1,714,082
Mortgage banking	78,091	1,418	145,212	6,870
Insurance	38,253	39,334	115,568	122,652
Investment	22,956	21,955	67,069	64,572
Net service fees from affiliates	690	97,855	56,554	237,225
Other	(63,283)	33,703	(65,138)	64,106
Total revenues	711,340	786,927	2,184,468	2,209,507
Expenses Interest expense	306,420	235,668	862,155	642,520
Operating expenses: Salaries and benefits	136,708	140,758	423,921	413,109
Other operating expenses	76,971	77,137	224,904	224,588
Provision for finance receivable losses	39,796	119,470	121,851	254,057
Insurance losses and loss adjustment expenses	12,942	17,357	43,048	50,458
Total expenses	572,837	590,390	1,675,879	1,584,732
Income before provision for income taxes	138,503	196,537	508,589	624,775
Provision for Income Taxes	45,456	72,903	179,048	230,775
Net Income	$ 93,047	$123,634	$ 329,541	$ 394,000

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(dollars in thousands)	2006	2005
Assets Net finance receivables: Real estate loans	$19,163,163	$19,024,577
Non-real estate loans	3,403,913	3,216,942
Retail sales finance	1,764,114	1,546,995
Net finance receivables	24,331,190	23,788,514
Allowance for finance receivable losses	(484,500)	(522,831)
Net finance receivables, less allowance for finance receivable losses	23,846,690	23,265,683
Real estate loans held for sale	860,768	154,088
Investment securities	1,357,711	1,334,081
Cash and cash equivalents	170,518	192,531
Other assets	1,057,392	855,144
Total assets	$27,293,079	$25,801,527
Liabilities and Shareholder’s Equity Long-term debt	$18,464,374	$18,314,837
Short-term debt	5,038,982	3,809,412
Insurance claims and policyholder liabilities	386,600	398,051
Other liabilities	515,642	480,594
Accrued taxes	16,215	19,614
Total liabilities	24,421,813	23,022,508
Shareholder’s equity: Common stock	1,000	1,000
Additional paid-in capital	1,016,305	1,016,305
Accumulated other comprehensive income	25,556	32,858
Retained earnings	1,828,405	1,728,856
Total shareholder’s equity	2,871,266	2,779,019
Total liabilities and shareholder’s equity	$27,293,079	$25,801,527

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2006	2005
(dollars in thousands)		Restated
Cash Flows from Operating Activities Net income	$ 329,541	$ 394,000
Reconciling adjustments: Provision for finance receivable losses	121,851	254,057
Depreciation and amortization	106,728	120,696
Deferral of finance receivable origination costs	(57,630)	(63,285)
Deferred income tax benefit	(5,660)	(19,270)
Origination of real estate loans held for sale	(6,128,797)	(363,061)
Sales and principal collections of real estate loans held for sale	5,516,579	214,193
Net gain on sales of real estate loans held for sale	(94,462)	(4,845)
Change in other assets and other liabilities	22,718	(47,837)
Change in insurance claims and policyholder liabilities	(11,451)	(18,907)
Change in taxes receivable and payable	1,195	(29,319)
Other, net	(6,575)	(16,258)
Net cash (used for) provided by operating activities	(205,963)	420,164
Cash Flows from Investing Activities Finance receivables originated or purchased	(6,755,153)	(9,514,568)
Principal collections on finance receivables	6,045,679	6,217,631
Investment securities purchased	(153,874)	(319,160)
Investment securities called and sold	115,316	254,031
Investment securities matured	5,125	37,047
Change in premiums on finance receivables purchased and deferred charges	(711)	(20,096)
Other, net	(19,225)	(18,579)
Net cash used for investing activities	(762,843)	(3,363,694)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	2,211,067	4,753,515
Repayment of long-term debt	(2,263,852)	(1,262,168)
Change in short-term debt	1,229,570	(498,681)
Capital contribution from parent	-	20,000
Dividends paid	(229,992)	(67,999)
Net cash provided by financing activities	946,793	2,944,667
(Decrease) increase in cash and cash equivalents	(22,013)	1,137
Cash and cash equivalents at beginning of period	192,531	160,610
Cash and cash equivalents at end of period	$ 170,518	$ 161,747

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005 Restated	2006	2005 Restated
Net income	$ 93,047	$123,634	$329,541	$394,000
Other comprehensive income (loss): Net unrealized gains (losses) on investment securities	39,426	(26,566)	(10,768)	(25,462)
Net unrealized (losses) gains on swap agreements	(11,028)	16,484	(3,321)	31,452
Minimum pension liability adjustment	-	-	(2,516)	(2,247)
Income tax effect: Net unrealized (gains) losses on investment securities	(13,799)	9,298	3,769	8,912
Net unrealized losses (gains) on swap agreements	3,859	(5,768)	1,162	(11,006)
Minimum pension liability adjustment	-	-	981	876
Other comprehensive income (loss), net of tax, before reclassification adjustments	18,458	(6,552)	(10,693)	2,525
Reclassification adjustments for realized losses included in net income: Investment securities	158	35	1,708	4,251
Swap agreements	1,027	758	3,509	758
Income tax effect: Investment securities	(55)	(12)	(598)	(1,488)
Swap agreements	(359)	(266)	(1,228)	(266)
Realized losses included in net income, net of tax	771	515	3,391	3,255
Other comprehensive income (loss), net of tax	19,229	(6,037)	(7,302)	5,780
Comprehensive income	$112,276	$117,597	$322,239	$399,780

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2006

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

The following tables show the restatement adjustments to our previously reported unaudited condensed consolidated financial data at and for the three and nine months ended September 30, 2005.

Restated

Condensed Consolidated Statement of Income (Unaudited):

Three Months Ended September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Revenues Finance charges	$592,662	$ -	$592,662
Mortgage banking	1,418	-	1,418
Insurance	39,334	-	39,334
Investment	21,955	-	21,955
Net service fees from affiliates	97,855	-	97,855
Other	3,785	29,918	33,703
Total revenues	757,009	29,918	786,927
Expenses Interest expense	238,625	(2,957)*	235,668
Operating expenses: Salaries and benefits	140,758	-	140,758
Other operating expenses	77,137	-	77,137
Provision for finance receivable losses	119,470	-	119,470
Insurance losses and loss adjustment expenses	17,357	-	17,357
Total expenses	593,347	(2,957)	590,390
Income before provision for income taxes	163,662	32,875	196,537
Provision for Income Taxes	61,397	11,506	72,903
Net Income	$102,265	$21,369	$123,634

*

Represents the swaps net interest settlements that have been reclassified to other revenue in conjunction with the correction of the accounting.

Restated

Condensed Consolidated Statement of Income (Unaudited):

Nine Months Ended September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Revenues Finance charges	$1,714,082	$ -	$1,714,082
Mortgage banking	6,870	-	6,870
Insurance	122,652	-	122,652
Investment	64,572	-	64,572
Net service fees from affiliates	237,225	-	237,225
Other	9,577	54,529	64,106
Total revenues	2,154,978	54,529	2,209,507
Expenses Interest expense	651,789	(9,269)*	642,520
Operating expenses: Salaries and benefits	413,109	-	413,109
Other operating expenses	224,588	-	224,588
Provision for finance receivable losses	254,057	-	254,057
Insurance losses and loss adjustment expenses	50,458	-	50,458
Total expenses	1,594,001	(9,269)	1,584,732
Income before provision for income taxes	560,977	63,798	624,775
Provision for Income Taxes	208,446	22,329	230,775
Net Income	$ 352,531	$41,469	$ 394,000

*

Represents the swaps net interest settlements that have been reclassified to other revenue in conjunction with the correction of the accounting.

Restated

Condensed Consolidated Balance Sheet (Unaudited):

September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Assets Net finance receivables: Real estate loans	$18,724,784	$ -	$18,724,784
Non-real estate loans	3,143,014	-	3,143,014
Retail sales finance	1,431,392	-	1,431,392
Net finance receivables	23,299,190	-	23,299,190
Allowance for finance receivable losses	(522,831)	-	(522,831)
Net finance receivables, less allowance for finance receivable losses	22,776,359	-	22,776,359
Real estate loans held for sale	165,151	-	165,151
Investment securities	1,382,140	-	1,382,140
Cash and cash equivalents	161,747	-	161,747
Other assets	906,156	-	906,156
Total assets	$25,391,553	$ -	$25,391,553
Liabilities and Shareholder’s Equity Long-term debt	$17,944,765	$ -	$17,944,765
Short-term debt	3,800,404	-	3,800,404
Insurance claims and policyholder liabilities	404,050	-	404,050
Other liabilities	491,019	-	491,019
Accrued taxes	23,292	-	23,292
Total liabilities	22,663,530	-	22,663,530
Shareholder’s equity: Common stock	1,000	-	1,000
Additional paid-in capital	1,016,305	-	1,016,305
Accumulated other comprehensive income	84,662	(41,469)	43,193
Retained earnings	1,626,056	41,469	1,667,525
Total shareholder’s equity	2,728,023	-	2,728,023
Total liabilities and shareholder’s equity	$25,391,553	$ -	$25,391,553

Restated

Condensed Consolidated Statement of Cash Flows (Unaudited):

Nine Months Ended September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Cash Flows from Operating Activities Net Income	$ 352,531	$41,469	$ 394,000
Reconciling adjustments: Provision for finance receivable losses	254,057	-	254,057
Depreciation and amortization	120,696	-	120,696
Deferral of finance receivable origination costs	(63,285)	-	(63,285)
Deferred income tax benefit	(41,599)	22,329	(19,270)
Origination of real estate loans held for sale	(363,061)	-	(363,061)
Sales and principal collections of real estate loans held for sale	214,193	-	214,193
Net gain on sales of real estate loans held for sale	(4,845)	-	(4,845)
Change in other assets and other liabilities	15,961	(63,798)	(47,837)
Change in insurance claims and policyholder liabilities	(18,907)	-	(18,907)
Change in taxes receivable and payable	(29,319)	-	(29,319)
Other, net	(16,258)	-	(16,258)
Net cash provided by operating activities	420,164	-	420,164
Cash Flows from Investing Activities Finance receivables originated or purchased	(9,514,568)	-	(9,514,568)
Principal collections on finance receivables	6,217,631	-	6,217,631
Investment securities purchased	(319,160)	-	(319,160)
Investment securities called and sold	254,031	-	254,031
Investment securities matured	37,047	-	37,047
Change in premiums on finance receivables purchased and deferred charges	(20,096)	-	(20,096)
Other, net	(18,579)	-	(18,579)
Net cash used for investing activities	(3,363,694)	-	(3,363,694)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	4,753,515	-	4,753,515
Repayment of long-term debt	(1,262,168)	-	(1,262,168)
Change in short-term debt	(498,681)	-	(498,681)
Capital contributions from parent	20,000	-	20,000
Dividends paid	(67,999)		(67,999)
Net cash provided by financing activities	2,944,667	-	2,944,667
Increase in cash and cash equivalents	1,137	-	1,137
Cash and cash equivalents at beginning of period	160,610	-	160,610
Cash and cash equivalents at end of period	$ 161,747	-	$ 161,747

Restated

Condensed Consolidated Statement of Comprehensive Income (Unaudited):

Three Months Ended September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Net income	$102,265	$ 21,369	$123,634
Other comprehensive income (loss): Net unrealized losses on investment securities	(26,566)	-	(26,566)
Net unrealized gains on swap agreements	46,435	(29,951)	16,484
Minimum pension liability adjustment	-	-	-
Income tax effect: Net unrealized losses on investment securities	9,298	-	9,298
Net unrealized gains on swap agreements	(16,251)	10,483	(5,768)
Minimum pension liability adjustment	-	-	-
Other comprehensive income (loss), net of tax, before reclassification adjustments	12,916	(19,468)	(6,552)
Reclassification adjustments for realized losses included in net income: Investment securities	35	-	35
Swap agreements	3,682	(2,924)	758
Income tax effect: Investment securities	(12)	-	(12)
Swap agreements	(1,289)	1,023	(266)
Realized losses included in net income, net of tax	2,416	(1,901)	515
Other comprehensive income (loss), net of tax	15,332	(21,369)	(6,037)
Comprehensive income	$117,597	$ -	$117,597

Restated

Condensed Consolidated Statement of Comprehensive Income (Unaudited):

Nine Months Ended September 30, 2005	As Previously		As
(dollars in thousands)	Reported	Adjustment	Restated
Net income	$352,531	$41,469	$394,000
Other comprehensive income: Net unrealized losses on investment securities	(25,462)	-	(25,462)
Net unrealized gains on swap agreements	77,037	(45,585)	31,452
Minimum pension liability adjustment	(2,247)	-	(2,247)
Income tax effect: Net unrealized losses on investment securities	8,912	-	8,912
Net unrealized gains on swap agreements	(26,961)	15,955	(11,006)
Minimum pension liability adjustment	876	-	876
Other comprehensive income, net of tax, before reclassification adjustments	32,155	(29,630)	2,525
Reclassification adjustments for realized losses included in net income: Investment securities	4,251	-	4,251
Swap agreements	18,971	(18,213)	758
Income tax effect: Investment securities	(1,488)	-	(1,488)
Swap agreements	(6,640)	6,374	(266)
Realized losses included in net income, net of tax	15,094	(11,839)	3,255
Other comprehensive income, net of tax	47,249	(41,469)	5,780
Comprehensive income	$399,780	$ -	$399,780

Note 3.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment”. This standard is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the share-based payment. We participate in AIG’s stock-based compensation plans, and AIG allocates to us our share of the calculated costs. Effective January 1, 2006, AIG adopted SFAS 123R utilizing the binominal model to calculate the fair value of stock option grants. The model uses ten years of historical exercise behavior to account for the early exercise of employee options and five years of historical stock price data to infer the implied volatility.

At September 30, 2006, our employees participated in the following stock-based compensation plans:

•

AIG 1999 Stock Option Plan

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

AIG 2002 Stock Incentive Plan

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

AIG 1996 Employee Stock Purchase Plan

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

•

SICO’s Deferred Compensation Profit Participation Plans

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

•

AIG’s 2005-2006 Deferred Compensation Profit Participation Plan (AIG DCPPP)

The AIG DCPPP provides equity-based compensation to key employees of AIG and its subsidiaries. The AIG DCPPP is modeled on the SICO Plans.

•

AIG Partners Plan

The AIG Partners Plan replaces the AIG DCPPP. Stock-based compensation earned under the AIG DCPPP and the AIG Partners Plan is issued as awards under the AIG 2002 Stock Incentive Plan.

Under SFAS 123R, we recorded operating expenses of $1.5 million for the three months ended September 30, 2006 and $4.5 million for the nine months ended September 30, 2006 for our participation in AIG’s stock-based compensation plans. In 2005, we recorded operating expenses of $0.5 million for the three months ended September 30, 2005 and $1.6 million for the nine months ended September 30, 2005.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The effective date of this implementation guidance is January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently assessing the effect of implementing this guidance.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this standard.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard covers an employer’s accounting for defined benefit postretirement plans sponsored for employees and requires that an employer that sponsors one or more defined benefit pension or other postretirement plans recognize an asset or liability for the overfunded or underfunded status of the defined benefit postretirement plan. Further, employers will record all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income, net of tax. Any transition asset or transition obligation remaining from the initial application of SFAS 87 and 106 will similarly be recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income will be adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of SFAS 87 and 106. Prior period financial statements will not be retroactively adjusted and the calculation of the annual expense is unchanged. The statement also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position. SFAS 158 is effective for us as of December 31, 2006. The majority of the Company’s employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, and post retirement health and welfare plans. Related plan expenses are allocated to the Company by AIG. The Company’s employees in Puerto Rico participate in a defined benefit pension plan sponsored by a subsidiary of AGFC. We are currently assessing the effect of implementing this standard.

Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

September 30, 2006	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$19,119,604	$3,725,593	$1,936,432	$24,781,629
Unearned finance charges and points and fees	(169,812)	(398,197)	(201,237)	(769,246)
Accrued finance charges	123,125	41,216	29,645	193,986
Deferred origination costs	29,358	35,077	-	64,435
Premiums, net of discounts	60,888	224	(726)	60,386
Total	$19,163,163	$3,403,913	$1,764,114	$24,331,190

December 31, 2005	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,948,061	$3,534,323	$1,693,710	$24,176,094
Unearned finance charges and points and fees	(147,818)	(395,076)	(170,109)	(713,003)
Accrued finance charges	121,562	41,467	23,912	186,941
Deferred origination costs	31,452	35,430	-	66,882
Premiums, net of discounts	71,320	798	(518)	71,600
Total	$19,024,577	$3,216,942	$1,546,995	$23,788,514

Unused credit limits extended by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate, (whose private label finance receivables are fully participated to the Company) and the Company to their customers were $5.0 billion at September 30, 2006, and $4.1 billion at December 31, 2005. Company experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of AIG Bank and the Company.

Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$500,501	$466,032	$522,831	$456,031
Provision for finance receivable losses	39,796	119,470	121,851	254,057
Charge-offs	(67,533)	(75,204)	(203,724)	(226,015)
Recoveries	11,736	12,533	43,542	38,758
Balance at end of period	$484,500	$522,831	$484,500	$522,831

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

While all of our interest rate, foreign currency, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At September 30, 2006, equity-indexed debt was immaterial.

Note 7.  Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	September 30,	December 31,
(dollars in thousands)	2006	2005
Net unrealized gains on investment securities	$17,841	$23,730
Net unrealized gains on swap agreements	10,621	10,499
Minimum pension liability adjustment	(2,906)	(1,371)
Accumulated other comprehensive income	$25,556	$32,858

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

Information about the Company’s segments follows:

Three Months Ended September 30, 2006		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$457,297	$178,578	$ -	$635,875
Insurance	-	-	38,253	38,253
Other	(2,579)	64,926	24,129	86,476
Intercompany	18,260	491	(15,325)	3,426
Pretax income	94,317	28,333	27,103	149,753

Three Months Ended September 30, 2005		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$448,653	$173,874	$ -	$622,527
Insurance	171	-	39,163	39,334
Other	(32)	98,831	22,096	120,895
Intercompany	18,486	462	(15,640)	3,308
Pretax income	64,503	93,017	21,529	179,049

Nine Months Ended September 30, 2006		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$1,377,126	$537,542	$ -	$1,914,668
Insurance	-	-	115,568	115,568
Other	(10,990)	187,103	72,817	248,930
Intercompany	55,338	1,495	(46,381)	10,452
Pretax income	348,111	111,758	77,229	537,098

Nine Months Ended September 30, 2005		Centralized		Total
(dollars in thousands)	Branch	Real Estate	Insurance	Segments
Revenues: External: Finance charges	$1,322,938	$471,345	$ -	$1,794,283
Insurance	518	-	122,134	122,652
Other	(986)	242,449	71,337	312,800
Intercompany	57,445	1,266	(48,739)	9,972
Pretax income	334,957	203,106	72,373	610,436

Reconciliations of total segment pretax income to the condensed consolidated financial statement amounts were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005 Restated	2006	2005 Restated
Pretax income: Segments	$149,753	$179,049	$537,098	$610,436
Corporate	(11,083)	16,715	(26,793)	16,480
Adjustments	(167)	773	(1,716)	(2,141)
Consolidated pretax income	$138,503	$196,537	$508,589	$624,775

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and the changes in internal control over financial reporting for the quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of September 30, 2006, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented. A material weakness existed as of December 31, 2005 and was remediated in the first quarter of 2006, prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2005. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the accounting for derivatives. Specifically, our controls were not effective in ensuring the proper designation and documentation of our foreign currency swaps, the first of which we entered into in June 2004. As a result of this material weakness, the Company’s Chief Financial Officer and Chief Accounting Officer determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. We included the restated financial information at and for each of the periods being restated in our Annual Report on Form 10-K for the year ended December 31, 2005. We evaluated the effect of correcting the errors related to our original accounting on our previously reported unaudited condensed consolidated financial statements for each quarter in 2004 and on our annual audited consolidated financial statements at and for the year ended December 31, 2004 using qualitative and quantitative factors and determined that the effect was immaterial. We concluded that the cumulative effect of the correction for the year 2004 should be accounted for in the fourth quarter of 2005. There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has also concluded that the Company’s condensed consolidated financial statements contained in this report fairly present our consolidated financial position and the results of our operations for the periods presented.

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

RESTATEMENT

As previously announced, on March 20, 2006, we determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, and September 30, 2005. The restatement related to the correction of errors in our accounting for four cross currency swaps designated as hedges of our foreign currency denominated debt, the first of which we entered into in June 2004. As a result, the originally issued unaudited condensed consolidated financial statements and other related financial information for these periods should no longer be relied upon. We included the restated financial information at and for each of the restated periods in our Annual Report on Form 10-K for the year ended December 31, 2005. We have also included the restated financial information at and for the three and nine months ended September 30, 2005 in this report. See Note 2 of the Notes to Condensed Consolidated Financial Statements and Item 4 for further information on this restatement.

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

September 30, (dollars in millions)	2006		2005 Restated
	Amount	Percent	Amount	Percent
Long-term debt	$18,464.3	70%	$17,944.8	73%
Short-term debt	5,039.0	19	3,800.4	16
Total debt	23,503.3	89	21,745.2	89
Equity	2,871.3	11	2,728.0	11
Total capital	$26,374.6	100%	$24,473.2	100%
Net finance receivables	$24,331.2		$23,299.2
Debt to equity ratio	8.19x		7.97x
Debt to tangible equity ratio	8.97x		8.84x

Short-term debt increased in 2006 primarily to fund the growth in net originations of real estate loans held for sale resulting from the termination of the mortgage services agreements with AIG Bank.

Reconciliations of equity to tangible equity were as follows:

September 30,	2006	2005
(dollars in millions)		Restated
Equity	$2,871.3	$2,728.0
Goodwill	(224.7)	(224.7)
Accumulated other comprehensive income	(25.6)	(43.2)
Tangible equity	$2,621.0	$2,460.1

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains our fixed-rate funding by publicly issuing long-term debt with maturities generally ranging from three to ten years. AGFC and AGFI obtain most of our floating-rate funding by issuing and refinancing commercial paper and by publicly issuing long-term, floating-rate debt. We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At September 30, 2006, short-term debt included $4.5 billion of commercial paper. AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At September 30, 2006, short-term debt included $444.4 million of extendible commercial notes.

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

At September 30, 2006, AGFC had committed credit facilities totaling $4.253 billion, including a $2.125 billion multi-year credit facility and a $2.125 billion 364-day credit facility. The 364-day facility allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.07% at September 30, 2006. There were no amounts outstanding under these committed credit facilities at September 30, 2006 or 2005.

At September 30, 2006, AGFI and certain of its subsidiaries also had uncommitted credit facilities totaling $195.0 million which could be increased depending upon lender ability to participate its loans under the facilities. Outstanding borrowings under these uncommitted credit facilities totaled $60.0 million at September 30, 2006 and 2005.

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

Principal sources and uses of cash were as follows:

Nine Months Ended September 30,
(dollars in millions)	2006	2005
Principal sources of cash: Net issuances of debt	$1,176.8	$2,992.7
Operations	-	420.2
Capital contribution	-	20.0
Total	$1,176.8	$3,432.9
Principal uses of cash: Net originations and purchases of finance receivables	$ 709.5	$3,296.9
Dividends paid	230.0	68.0
Operations	206.0	-
Total	$1,145.5	$3,364.9

Net originations and purchases of finance receivables and net issuances of debt decreased for the nine months ended September 30, 2006, when compared to the same period in 2005 primarily due to decreases in our centralized real estate loan production caused by a less robust U.S. housing market in 2006 compared to the prior year. Net cash from operations decreased primarily due to an increase in net originations of real estate loans held for sale resulting from the termination of the mortgage services agreements with AIG Bank which had the effect of decreasing service fees from AIG Bank and increasing real estate loans held for sale under our own state licenses.

We believe that consistent execution of our business strategies should result in continued profitability, strong credit ratings, and investor confidence. These results should allow continued access to capital markets to issue our commercial paper and long-term debt. We have implemented programs and operating guidelines to ensure adequate liquidity, to mitigate the impact of any inability to access capital markets, and to provide contingent funding sources. These programs and guidelines include the following:

•

We manage commercial paper as a percentage of total debt. At September 30, 2006, that percentage was 19% compared to 15% at September 30, 2005.

•

We spread commercial paper maturities throughout upcoming weeks and months.

•

We limit the amount of commercial paper that any one investor may hold.

•

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At September 30, 2006, we had $4.253 billion of committed bank credit facilities.

•

At September 30, 2006, AGFC had the corporate authority to issue up to $14.1 billion of senior long-term debt securities registered under the Securities Act of 1933 using AGFC’s effective shelf registration statements.

•

We have established AGFC as an issuer in foreign capital markets.

•

We have the ability to sell, on a whole loan basis, or securitize, a portion of our finance receivables.

•

We collect principal payments on our finance receivables, which totaled $8.2 billion during the twelve months ended September 30, 2006. We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables during this period, but these funds could be made available for other uses, if necessary.

•

We have the ability to sell a portion of our insurance subsidiaries’ investment securities and to dividend, subject to certain regulatory limits, cash from the securities sales.

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Net income	$ 93.0	$123.6	$329.5	$394.0
Amount change	$(30.6)	$ 8.7	$(64.5)	$ 67.2
Percent change	(25)%	8%	(16)%	21%
Return on average assets	1.36%	1.96%	1.64%	2.17%
Return on average equity	12.96%	18.02%	15.41%	20.27%
Ratio of earnings to fixed charges	1.44x	1.82x	1.58x	1.95x

See Note 8 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Real estate loans	$ 407.5	$ 388.9	$ 1,210.2	$ 1,103.5
Non-real estate loans	177.1	161.0	516.7	479.9
Retail sales finance	50.0	42.8	138.3	130.7
Total	$ 634.6	$ 592.7	$ 1,865.2	$ 1,714.1
Amount change	$ 41.9	$ 85.5	$ 151.1	$ 259.7
Percent change	7%	17%	9%	18%
Average net receivables	$24,274.0	$23,127.2	$24,054.1	$22,090.0
Yield	10.38%	10.18%	10.36%	10.37%

Finance charges increased due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Increase in average net receivables	$28.4	$117.9	$142.9	$384.9
Change in yield	13.5	(32.4)	8.2	(119.8)
Decrease in number of days	-	-	-	(5.4)
Total	$41.9	$ 85.5	$151.1	$259.7

Average net receivables by type and changes in average net receivables when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$19,205.0	$ 620.8	$18,584.2	$4,435.0
Non-real estate loans	3,372.2	232.9	3,139.3	153.8
Retail sales finance	1,696.8	293.1	1,403.7	118.2
Total	$24,274.0	$1,146.8	$23,127.2	$4,707.0
Percent change		5%		26%

Nine Months Ended September 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$19,162.6	$1,525.5	$17,637.1	$4,773.5
Non-real estate loans	3,283.5	204.1	3,079.4	127.4
Retail sales finance	1,608.0	234.5	1,373.5	90.0
Total	$24,054.1	$1,964.1	$22,090.0	$4,990.9
Percent change		9%		29%

The relatively low interest rate environment, in comparison to historical periods, along with growth in our branch network contributed to the increase in average net receivables. Real estate loan production arising from our centralized real estate origination services represented $1.6 billion of our real estate loan originations during the last twelve months.

Yield by type and changes in yield in basis points (bp) when compared to the same period for the previous year were as follows:

Three Months Ended September 30,	2006		2005
	Yield	Change	Yield	Change
Real estate loans	8.42%	12 bp	8.30%	(20) bp
Non-real estate loans	20.91	50	20.41	(67)
Retail sales finance	11.71	(40)	12.11	(245)
Total	10.38	20	10.18	(78)

Nine Months Ended September 30,	2006		2005
	Yield	Change	Yield	Change
Real estate loans	8.44%	7 bp	8.37%	(40) bp
Non-real estate loans	21.02	21	20.81	(45)
Retail sales finance	11.49	(122)	12.71	(181)
Total	10.36	(1)	10.37	(99)

Yield increased for the three months ended September 30, 2006, when compared to the same period in 2005 reflecting higher real estate and non-real estate loan yield, partially offset by lower retail sales finance yield. Yield decreased slightly for the nine months ended September 30, 2006, when compared to the same period in 2005 reflecting lower retail sales finance yield. Retail sales finance yield decreased for the three and nine months ended September 30, 2006, when compared to the same periods in 2005 primarily due to competitive market conditions, which have resulted in a change in the mix to longer term promotional products.

Mortgage Banking Revenues

Mortgage banking revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Net gain (loss) on sales of real estate loans held for sale	$54.3	$ (0.2)	$ 94.5	$ 4.9
Interest income on real estate loans held for sale	23.8	1.6	50.7	2.0
Total	$78.1	$ 1.4	$145.2	$ 6.9
Amount change	$76.7	$ 0.3	$138.3	$(6.9)
Percent change	N/M	28%	N/M	(50)%

Mortgage banking revenues increased for the three and nine months ended September 30, 2006, when compared to the same periods in 2005 reflecting the termination of the mortgage services agreements with AIG Bank and the resulting increase in originations of real estate loans held for sale. In first quarter 2006, we terminated the mortgage services agreements with AIG Bank (subsequently resulting in lower net service fees from affiliates) and began originating real estate loans held for sale using our own state licenses.

Insurance Revenues

Insurance revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Earned premiums	$38.1	$39.1	$114.9	$122.0
Commissions	0.2	0.2	0.7	0.7
Total	$38.3	$39.3	$115.6	$122.7
Amount change	$(1.0)	$(4.7)	$ (7.1)	$(10.7)
Percent change	(3)%	(11)%	(6)%	(8)%

Earned premiums decreased for the three and nine months ended September 30, 2006 when compared to the same periods in 2005 primarily due to declining credit premium volume in prior periods. Historically, non-real estate loan customers have purchased the majority of our insurance products. We experienced decreases in the number of non-real estate loan customers in prior periods primarily due to the low mortgage interest rate environment.

Investment Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Investment revenue	$23.0	$22.0	$67.1	$64.6
Amount change	$ 1.0	$ (1.9)	$ 2.5	$ (7.6)
Percent change	5%	(8)%	4%	(11)%

Investment revenue was affected by the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Average invested assets	$1,446.3	$1,438.8	$1,428.6	$1,422.1
Investment portfolio yield	6.18%	6.14%	6.28%	6.38%
Net realized losses on investments	$ (0.2)	$ -	$ (1.7)	$ (4.3)

Net Service Fees from Affiliates

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Net service fees from affiliates	$ 0.7	$97.9	$ 56.6	$237.2
Amount change	$(97.2)	$38.2	$(180.6)	$105.3
Percent change	(99)%	64%	(76)%	80%

Net service fees from affiliates decreased for the three and nine months ended September 30, 2006, when compared to the same periods in 2005 reflecting the decrease in AIG Bank’s origination and sale of real estate loans held for sale using our mortgage origination services caused primarily by the termination of the mortgage services agreements with AIG Bank and a less robust U.S. housing market in 2006 compared to the prior year. In first quarter 2006, we terminated the mortgage services agreements with AIG Bank and began originating real estate loans held for sale using our own state licenses.

Other Revenues

Other revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Fair value adjustments – derivatives	$(63.7)	$ 32.3	$ (67.4)	$ 56.9
Writedowns on real estate owned	(2.2)	(1.8)	(7.1)	(5.6)
Net recovery on sales of real estate owned	0.8	1.2	2.6	3.4
Other	1.8	2.0	6.8	9.4
Total	$(63.3)	$33.7	$ (65.1)	$64.1
Amount change	$(97.0)	$33.2	$(129.2)	$63.4
Percent change	(288)%	N/M	(202)%	N/M

Other revenues decreased for the three and nine months ended September 30, 2006 when compared to the same periods in 2005 primarily due to unfavorable variances in fair value adjustments on derivatives.

Interest Expense

The impact of using the swap agreements that qualify as hedges under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Long-term debt	$ 227.3	$ 194.9	$ 671.0	$ 526.7
Short-term debt	79.1	40.8	191.2	115.8
Total	$ 306.4	$ 235.7	$ 862.2	$ 642.5
Amount change	$ 70.7	$ 68.2	$ 219.7	$ 190.4
Percent change	30%	41%	34%	42%
Average borrowings	$23,578.9	$21,447.6	$23,008.9	$20,466.4
Interest expense rate	5.16%	4.39%	4.99%	4.16%

Interest expense increased due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Increase in interest expense rate	$47.9	$24.3	$140.3	$ 56.7
Increase in average borrowings	22.8	43.9	79.4	133.7
Total	$70.7	$68.2	$219.7	$190.4

Average borrowings by type and changes in average borrowings when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$17,745.0	$ 403.2	$17,341.8	$4,345.2
Short-term debt	5,833.9	1,728.1	4,105.8	109.7
Total	$23,578.9	$2,131.3	$21,447.6	$4,454.9
Percent change		10%		26%

Nine Months Ended September 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$17,955.6	$1,959.1	$15,996.5	$4,193.6
Short-term debt	5,053.3	583.4	4,469.9	485.0
Total	$23,008.9	$2,542.5	$20,466.4	$4,678.6
Percent change		12%		30%

AGFC issued $2.5 billion of long-term debt during the last twelve months. We used the proceeds of these long-term debt issuances to support finance receivable growth and to refinance maturing debt. In first quarter 2006, a consolidated special purpose subsidiary of AGFI recorded $450.6 million of debt issued by a trust that purchased $492.8 real estate loans as part of a securitization. We recorded the transaction as an “on-balance sheet” secured financing.

Short-term debt average borrowings increased in 2006 primarily to fund the growth in real estate loans held for sale.

Interest expense rate by type and changes in interest expense rate in basis points when compared to the same period for the previous year were as follows:

Three Months Ended September 30,	2006		2005 Restated
	Rate	Change	Rate	Change
Long-term debt	5.09%	62 bp	4.47%	17 bp
Short-term debt	5.38	142	3.96	124
Total	5.16	77	4.39	45

Nine Months Ended September 30,	2006		2005 Restated
	Rate	Change	Rate	Change
Long-term debt	4.97%	61 bp	4.36%	12 bp
Short-term debt	5.06	159	3.47	91
Total	4.99	83	4.16	35

Short-term market interest rates have risen significantly since mid-2004. Our actual future interest expense rates will depend on general interest rate levels and market credit spreads, which are influenced by our credit ratings and the market perception of credit risk for the Company and possibly our affiliates, including our ultimate parent, AIG.

Operating Expenses

Operating expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Salaries and benefits	$136.7	$140.8	$423.9	$413.1
Other	77.0	77.1	224.9	224.6
Total	$213.7	$217.9	$648.8	$637.7
Amount change	$ (4.2)	$ 21.5	$ 11.1	$ 52.5
Percent change	(2)%	11%	2%	9%
Operating expenses as a percentage of average net receivables	3.52%	3.77%	3.60%	3.85%

Salaries and benefits expenses decreased for the three months ended September 30, 2006 when compared to the same period in 2005 primarily due to a decrease in commissions resulting from lower centralized real estate loan production.

Provision for Finance Receivable Losses

	Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Provision for finance receivable losses	$ 39.8	$119.5	$ 121.9	$254.1
Amount change	$(79.7)	$ 50.4	$(132.2)	$ 60.5
Percent change	(67)%	73%	(52)%	31%
Net charge-offs	$ 55.8	$ 62.7	$ 160.2	$187.3
Charge-off ratio	0.92%	1.09%	0.89%	1.14%
Charge-off coverage	2.17x	2.09x	2.27x	2.09x
60 day+ delinquency			$ 476.5	$454.5
Delinquency ratio			1.92%	1.92%
Allowance for finance receivable losses			$ 484.5	$522.8
Allowance ratio			1.99%	2.24%

Net charge-offs by type and changes in net charge-offs when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$16.7	$ 1.4	$15.3	$(2.5)
Non-real estate loans	32.1	(7.2)	39.3	(3.3)
Retail sales finance	7.0	(1.1)	8.1	(0.6)
Total	$55.8	$(6.9)	$62.7	$(6.4)

Nine Months Ended September 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$ 43.6	$ (0.6)	$ 44.2	$ (2.7)
Non-real estate loans	94.4	(23.7)	118.1	(10.2)
Retail sales finance	22.2	(2.8)	25.0	(3.4)
Total	$160.2	$(27.1)	$187.3	$(16.3)

The improvement in total net charge-offs for the three and nine months ended September 30, 2006, when compared to the same periods in 2005 was primarily due to the improving economy. Real estate loan net charge-offs increased slightly for the three months ended September 30, 2006, when compared to the same period in 2005 primarily due to the maturation of the real estate loan portfolio. Net charge-offs for the nine months ended September 30, 2006, benefited from $5.5 million of non-recurring recoveries recorded in first quarter 2006.

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2006		2005
	Ratio	Change	Ratio	Change
Real estate loans	0.35%	2 bp	0.33%	(18) bp
Non-real estate loans	3.82	(119)	5.01	(70)
Retail sales finance	1.66	(66)	2.32	(42)
Total	0.92	(17)	1.09	(42)

Nine Months Ended September 30,	2006		2005
	Ratio	Change	Ratio	Change
Real estate loans	0.30%	(4) bp	0.34%	(15) bp
Non-real estate loans	3.85	(127)	5.12	(68)
Retail sales finance	1.85	(58)	2.43	(52)
Total	0.89	(25)	1.14	(47)

The improvement in the total charge-off ratios for the three and nine months ended September 30, 2006, when compared to the same periods in 2005 was primarily due to the improving economy. Real estate loan charge-off ratio increased slightly for the three months ended September 30, 2006, when compared to the same period in 2005 reflecting the maturation of the real estate loan portfolio. Net charge-offs for the nine months ended September 30, 2006, benefited from $5.5 million of non-recurring recoveries recorded in first quarter 2006.

Delinquency at September 30, 2006, based on contract terms in effect by type and changes in delinquency when compared to September 30, 2005, were as follows:

September 30,	2006		2005
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$303.3	$27.3	$276.0	$ (4.2)
Non-real estate loans	140.1	(7.1)	147.2	(7.4)
Retail sales finance	33.1	1.8	31.3	(2.4)
Total	$476.5	$22.0	$454.5	$(14.0)

The increase in real estate loan delinquency at September 30, 2006, was primarily due to the maturation of the real estate loan portfolio. Retail sales finance delinquency at September 30, 2006, increased slightly when compared to September 30, 2005, reflecting growth in retail sales finance receivables.

Delinquency ratios at September 30, 2006, based on contract terms in effect by type and changes in delinquency ratios in basis points when compared to September 30, 2005, were as follows:

September 30,	2006		2005
	Ratio	Change	Ratio	Change
Real estate loans	1.59%	11 bp	1.48%	(46) bp
Non-real estate loans	3.76	(50)	4.26	(44)
Retail sales finance	1.71	(29)	2.00	(35)
Total	1.92	-	1.92	(52)

The total delinquency ratio at September 30, 2006, remained the same when compared to September 30, 2005, due to decreases in the non-real estate loan and retail sales finance delinquency ratios, offset by an increase in the real estate loan delinquency ratio. The increase in the real estate loan delinquency ratio at September 30, 2006, when compared to September 30, 2005, reflected the maturation of the real estate loan portfolio.

Many of our customers are non-prime or sub-prime. Current economic conditions, such as interest rate and employment levels, have a direct effect on our customers’ ability to repay. Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The decrease in the allowance for finance receivable losses at September 30, 2006, when compared to September 30, 2005, was due to decreases to the allowance for finance receivable losses through the provision for finance receivable losses reflecting our quarterly evaluation of our loss exposure relating to Hurricane Katrina and the improving economy. In third quarter 2005, we added $56.8 million to our allowance for finance receivable losses in anticipation of additional finance receivable charge-offs resulting from Hurricane Katrina. As a result of our quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $26.0 million during 2006 ($22.9 million in third quarter 2006) to reflect our current loss exposure.

The decrease in the allowance ratio at September 30, 2006, when compared to September 30, 2005, was primarily due to decreases to the allowance for finance receivable losses reflecting the Hurricane Katrina effect and the improving economy.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), improved for the three and nine months ended September 30, 2006, when compared to the same periods in 2005 due to lower net charge-offs, partially offset by a lower allowance for finance receivable losses.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005
Claims incurred	$13.8	$19.6	$46.3	$55.2
Change in benefit reserves	(0.9)	(2.2)	(3.3)	(4.7)
Total	$12.9	$17.4	$43.0	$50.5
Amount change	$(4.5)	$(3.9)	$(7.5)	$(9.9)
Percent change	(25)%	(18)%	(15)%	(16)%

Insurance losses and loss adjustment expenses decreased for the three and nine months ended September 30, 2006 when compared to the same periods in 2005 primarily due to lower credit and non-credit insurance claims incurred, reflecting the decline in the number of credit and non-credit insurance policies in force.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005 Restated	2006	2005 Restated
Provision for income taxes	$ 45.5	$ 72.9	$179.0	$230.8
Amount change	$ (27.4)	$ 5.7	$ (51.8)	$ 42.6
Percent change	(38)%	9%	(22)%	23%
Pretax income	$138.5	$196.5	$508.6	$624.8
Effective income tax rate	32.82%	37.09%	35.20%	36.94%

Provision for income taxes decreased for the three and nine months ended September 30, 2006 when compared to the same periods in 2005 primarily due to lower pretax income and a lower effective income tax rate. Our effective income tax rate declined for the three and nine months ended September 30, 2006 primarily due to the lower pretax income of a subsidiary operating in a state with a higher tax rate.

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

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt, to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt to floating-rate, long-term debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 40% of our borrowings at September 30, 2006 and 2005. Approximately $854 million of our floating-rate debt at September 30, 2006 was attributed to funding real estate loans held for sale. Adjustable-rate net finance receivables represented 6% of our net finance receivables at September 30, 2006 compared to 13% at September 30, 2005.

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

The Company’s management, including its principal executive officer and principal financial officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of September 30, 2006, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

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

(d)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On January 30, 2006, a federal court jury in Long Island, New York rendered a verdict in favor of HSA Residential Mortgage Services of Texas, Inc. (RMST), a subsidiary of AGFI, on its aiding and abetting fraud claim against the State Bank of Long Island (SBLI). The claim arose out of SBLI’s involvement with Island Mortgage Network, Inc., a mortgage originator that defrauded RMST and others in 2000 and prior periods. The trial resulted in a judgment of $43.9 million in favor of RMST. SBLI filed a motion for a new trial and on September 28, 2006, the district court denied SBLI’s motion for judgment as a matter of law or in the alternative for a new trial. The court has yet to rule on RMST’s request for an award of attorney fees as an additional part of its compensatory damages. As a result of the September 28, 2006, ruling, we expect the court to enter final judgment in favor of RMST, which, with attorneys fees (if granted) and prejudgment interest, is expected to exceed $70 million. SBLI has indicated it intends to appeal the case to the Second Circuit Court of Appeals. We have not recorded this legal contingency.

See Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for additional information on legal proceedings.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 42 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE, INC.
(Registrant)
Date:	November 13, 2006	By	/s/	Donald R. Breivogel, Jr.
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