Form 10-Q
period 2007-03-31
AMERICAN GENERAL FINANCE INC
filed 2007-05-11
CIK 25600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	March 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 2-82985 AMERICAN GENERAL FINANCE, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1313922
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

At May 11, 2007, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

TABLE OF CONTENTS

	Item		Page
Part I	1.	Financial Statements	3
	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	4T.	Controls and Procedures	29
Part II	1.	Legal Proceedings	30
	6.	Exhibits	30

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

Three Months Ended March 31,
(dollars in thousands)	2007	2006
Revenues Finance charges	$ 637,704	$608,083
Mortgage banking	41,803	5,601
Insurance	41,447	39,107
Investment	22,568	22,818
Brokered mortgage loans	22,985	-
Net service fees from affiliates	(127,484)	51,153
Other	24,025	(1,977)
Total revenues	663,048	724,785
Expenses Interest expense	310,437	263,213
Operating expenses: Salaries and benefits	152,192	146,045
Other operating expenses	117,066	77,424
Provision for finance receivable losses	56,482	32,556
Insurance losses and loss adjustment expenses	16,517	15,809
Total expenses	652,694	535,047
Income before provision for income taxes	10,354	189,738
(Credit) Provision for Income Taxes	(4,928)	70,196
Net Income	$ 15,282	$119,542

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(dollars in thousands)	2007	2006
Assets Net finance receivables: Real estate loans	$18,941,520	$18,906,033
Non-real estate loans	3,580,506	3,522,594
Retail sales finance	1,892,992	1,908,434
Net finance receivables	24,415,018	24,337,061
Allowance for finance receivable losses	(485,700)	(488,700)
Net finance receivables, less allowance for finance receivable losses	23,929,318	23,848,361
Real estate loans held for sale	981,302	1,121,579
Investment securities	1,392,423	1,376,892
Cash and cash equivalents	184,377	235,149
Other assets	1,447,555	1,189,431
Total assets	$27,934,975	$27,771,412
Liabilities and Shareholder’s Equity Long-term debt	$18,963,563	$19,189,292
Short-term debt	4,971,195	4,722,265
Insurance claims and policyholder liabilities	389,397	391,517
Other liabilities	817,318	567,712
Accrued taxes	70,189	11,820
Total liabilities	25,211,662	24,882,606
Shareholder’s equity: Common stock	1,000	1,000
Additional paid-in capital	1,016,305	1,016,305
Accumulated other comprehensive income	23,684	24,460
Retained earnings	1,682,324	1,847,041
Total shareholder’s equity	2,723,313	2,888,806
Total liabilities and shareholder’s equity	$27,934,975	$27,771,412

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,
(dollars in thousands)	2007	2006
Cash Flows from Operating Activities Net Income	$ 15,282	$ 119,542
Reconciling adjustments: Provision for finance receivable losses	56,482	32,556
Depreciation and amortization	38,383	35,986
Deferral of finance receivable origination costs	(17,246)	(17,331)
Deferred income tax benefit	(70,985)	(1,901)
Origination of real estate loans held for sale	(2,373,140)	(858,509)
Sales and principal collections of real estate loans held for sale	2,530,962	326,999
Net gain on sales of real estate loans held for sale	(17,544)	(1,889)
Change in other assets and other liabilities	182,684	411
Change in insurance claims and policyholder liabilities	(2,120)	(7,903)
Change in taxes receivable and payable	65,645	79,161
Other, net	12,379	10,376
Net cash provided by (used for) operating activities	420,782	(282,502)
Cash Flows from Investing Activities Finance receivables originated or purchased	(2,116,481)	(2,199,651)
Principal collections on finance receivables	2,070,378	2,011,910
Net cash acquired in acquisition of Ocean Finance and Mortgages Limited	21,770	-
Investment securities purchased	(61,159)	(78,603)
Investment securities called and sold	31,600	47,016
Investment securities matured	15,685	125
Change in premiums on finance receivables purchased and deferred charges	(412)	5
Other, net	(5,289)	(5,888)
Net cash used for investing activities	(43,908)	(225,086)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	1,253,331	450,647
Repayment of long-term debt	(1,525,963)	(938,807)
Change in short-term debt	24,926	1,055,381
Dividends paid	(179,998)	(50,006)
Net cash (used for) provided by financing activities	(427,704)	517,215
Effect of exchange rate changes	58	-
(Decrease) increase in cash and cash equivalents	(50,772)	9,627
Cash and cash equivalents at beginning of period	235,149	192,531
Cash and cash equivalents at end of period	$ 184,377	$ 202,158

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended March 31,
(dollars in thousands)	2007	2006
Net income	$15,282	$119,542
Other comprehensive loss: Net unrealized gains (losses) on: Investment securities	1,365	(28,202)
Swap agreements	(4,371)	4,784
Foreign currency translation adjustments	343	-
Retirement plan liabilities adjustment	-	(2,516)
Income tax effect: Net unrealized (gains) losses on: Investment securities	(478)	9,871
Swap agreements	1,530	(1,675)
Retirement plan liabilities adjustment	-	981
Other comprehensive loss, net of tax, before reclassification adjustments	(1,611)	(16,757)
Reclassification adjustments for realized losses included in net income: Investment securities	687	986
Swap agreements	598	1,241
Income tax effect: Investment securities	(241)	(345)
Swap agreements	(209)	(434)
Reclassification adjustments included in net income, net of tax	835	1,448
Other comprehensive loss, net of tax	(776)	(15,309)
Comprehensive income	$14,506	$104,233

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

Note 1.  Basis of Presentation

American General Finance, Inc. will be referred to as “AGFI” or collectively with its subsidiaries, whether directly or indirectly owned, as the “Company” or “we”. AGFI is an indirect wholly owned subsidiary of American International Group, Inc. (AIG).

We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States (GAAP). These statements are unaudited. The statements include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. To conform to the 2007 presentation, we reclassified certain items in the prior period.

Note 2.  Acquisition

Effective January 2, 2007, we acquired Ocean Finance and Mortgages Limited (Ocean), which is headquartered in Staffordshire, England. As a finance broker in the United Kingdom, Ocean currently offers home owner loans, mortgages, and refinancings. At the effective date, the purchase price (in the form of a note payable) was $251.0 million, consisting of $60.6 million for net assets and $190.4 million for intangibles. Additional consideration may be paid in the future based upon Ocean’s future earnings. The majority of the tangible assets we acquired were real estate loans owned by Ocean and fixed assets, including a building, furniture and fixtures, automobiles, and computer software. We initially recorded $110.7 million of the intangibles as goodwill and $79.7 million as other intangibles. The other intangibles we acquired include trade names, employment agreements, non-compete agreements, investor relationships, and customer relationships. We are in the process of obtaining an independent valuation of the intangibles and other tangible assets acquired and expect to finalize this valuation in second quarter 2007, which could result in adjustments to the recorded amounts of intangibles and other tangible assets.

We included Ocean’s operating results in our financial statements beginning January 2, 2007, the effective date of the acquisition.

Note 3.  Additional Significant Accounting Policies Resulting from Ocean Acquisition

Brokered Mortgage Loans Revenue Recognition

We recognize the following as brokered mortgage loans revenue:

•

commissions from lenders for real estate loans brokered to them;

•

fees from customers to process their real estate loans; and

•

fees from other credit originators for customer referrals.

We recognize these commissions and fees in brokered mortgage loans revenues when earned.

Foreign Currency Translation

The functional currency of our operations in the United Kingdom is the local currency, the British Pound. We translate financial statement amounts expressed in British pounds into U.S. dollars using Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”. We translate functional currency assets and liabilities into U.S. dollars using current rates of exchange prevailing at the balance sheet date. We translate revenues and expenses using average exchange rates. We record the translation adjustments, net of tax, as a separate component of other comprehensive income, which we include in stockholder’s equity.

Note 4.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. Our adoption of FIN 48 on January 1, 2007, did not require an adjustment to the liability for unrecognized tax benefits. Excluding interest and penalties, the total amount of our unrecognized tax benefit at January 1, 2007, and March 31, 2007, was $5 million, all of which would affect the effective tax rate if recognized. We had accrued $5.3 million at January 1, 2007, and $5.5 million at March 31, 2007, for the payment of interest (net of the federal benefit) and penalties. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

AGFI and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return with AIG. The Internal Revenue Service (IRS) has completed examinations of AIG’s tax returns through 1996. The IRS has also completed examinations of our direct parent company’s tax returns through 1999. Although a Revenue Agent’s Report has not yet been issued for the years ended December 31, 2000, 2001, or 2002, AIG has received a notice of proposed adjustment for certain items during that period from the IRS. The portion of proposed adjustments attributable to AGFI was immaterial.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which depends on the nature and extent of items we elect to measure at fair value, upon initial application of the standard on January 1, 2008.

Note 5.  Finance Receivables

Components of net finance receivables by type were as follows:

March 31, 2007	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,921,334	$3,907,650	$2,065,553	$24,894,537
Unearned finance charges and points and fees	(177,674)	(407,608)	(206,997)	(792,279)
Accrued finance charges	116,475	42,025	35,280	193,780
Deferred origination costs	27,538	37,994	-	65,532
Premiums, net of discounts	53,847	445	(844)	53,448
Total	$18,941,520	$3,580,506	$1,892,992	$24,415,018

December 31, 2006	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,868,800	$3,851,525	$2,087,759	$24,808,084
Unearned finance charges and points and fees	(173,920)	(414,807)	(212,344)	(801,071)
Accrued finance charges	125,773	46,368	34,002	206,143
Deferred origination costs	28,111	39,015	-	67,126
Premiums, net of discounts	57,269	493	(983)	56,779
Total	$18,906,033	$3,522,594	$1,908,434	$24,337,061

Unused credit limits extended by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate, (whose private label finance receivables are fully participated to the Company) and the Company to their customers were $5.7 billion at March 31, 2007, and $5.3 billion at December 31, 2006. Our experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of AIG Bank and the Company.

Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

Three Months Ended March 31,
(dollars in thousands)	2007	2006
Balance at beginning of period	$488,700	$522,831
Provision for finance receivable losses	56,482	32,556
Charge-offs	(72,795)	(71,706)
Recoveries	13,313	19,150
Balance at end of period	$485,700	$502,831

Note 7.  Derivative Financial Instruments

Our principal borrowing subsidiary is American General Finance Corporation (AGFC), a wholly owned subsidiary of AGFI. AGFC uses derivative financial instruments in managing the cost of its debt and its return on real estate loans held for sale but is neither a dealer nor a trader in derivative financial instruments. AGFC’s derivative financial instruments consist of: interest rate, cross currency, and equity-indexed swap agreements; interest rate lock commitments; and forward sale commitments.

While all of our interest rate, cross currency, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At March 31, 2007, equity-indexed debt was immaterial. For certain types of hedge relationships meeting specific criteria, SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” allows a “shortcut” method, which provides for an assumption of zero ineffectiveness. Under this method, the periodic assessment of effectiveness is not required. The Company’s use of this method is limited to interest rate swaps that hedge certain borrowings. At March 31, 2007, AGFC’s cash flow and fair value hedges which qualified for hedge accounting treatment qualified under this method.

Note 8.  Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	March 31,	December 31,
(dollars in thousands)	2007	2006
Net unrealized gains on: Investment securities	$19,333	$18,000
Swap agreements	6,881	9,333
Retirement plan liabilities adjustment	(2,873)	(2,873)
Foreign currency translation adjustments	343	-
Accumulated other comprehensive income	$23,684	$24,460

Note 9.  Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities for the acquisition of Ocean was as follows:

Three Months Ended March 31,	2007
(dollars in thousands)
Fair value of assets acquired	$313,853
Net cash acquired in acquisition	21,770
Liabilities assumed	(87,421)
Note payable and remaining other liabilities	$248,202

Note 10.  Segment Information

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

•

purchase retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants; and

•

purchase private label finance receivables originated by AIG Bank under a participation agreement.

To supplement our lending and retail sales financing activities, we purchase portfolios of real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders. We also offer credit and non-credit insurance and ancillary products to all eligible branch customers.

In our centralized real estate business segment, we:

•

originate residential real estate loans for sale to investors with servicing released to the purchaser;

•

originate residential real estate loans for transfer to the centralized real estate servicing center; and

•

service a portfolio of residential real estate loans generated through:

•

portfolio acquisitions from third party lenders;

•

correspondent relationships;

•

our mortgage origination subsidiaries;

•

refinancing existing mortgages; or

•

advances on home equity lines of credit.

Previously, we provided services for AIG Bank’s origination and sale of non-conforming residential real estate loans. In first quarter 2006, Wilmington Finance, Inc. (WFI) and MorEquity, Inc., which are subsidiaries of AGFC, terminated their mortgage services agreements with AIG Bank and began originating non-conforming residential real estate loans held for sale to investors using their own state licenses.

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

The following tables display information about the Company’s segments as well as reconciliations to the condensed consolidated financial statement amounts.

Three Months Ended March 31, 2007	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$483,342	$ 170,252	$ -	$ 2,952	$(18,842)	$637,704
Insurance	-	-	39,159	2,288	-	41,447
Other	(5,561)	(86,006)	24,653	51,498	(687)	(16,103)
Intercompany	18,816	480	(15,697)	(3,599)	-	-
Pretax income (loss)	117,777	(149,143)	23,910	18,497	(687)	10,354

Three Months Ended March 31, 2006	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$455,089	$178,895	$ -	$ (5,196)	$(20,705)	$608,083
Insurance	-	-	39,107	-	-	39,107
Other	(5,428)	56,197	25,663	2,149	(986)	77,595
Intercompany	18,430	535	(15,381)	(3,584)	-	-
Pretax income	137,401	42,220	25,995	(14,892)	(986)	189,738

The “All Other” column includes corporate revenues and expenses such as management and administrative revenues and expenses and fair value adjustments of derivatives and translation adjustments of foreign currency denominated debt that are not considered pertinent in determining segment performance. Beginning in 2007, the “All Other” column also includes revenues and pretax income from our foreign subsidiary, Ocean, which we acquired in January 2007.

The “Adjustments” column includes the following:

•

amortization of deferred origination costs for finance charges;

•

realized gains (losses) on investments for other revenues; and

•

realized gains (losses) on investments for pretax income.

Note 11.  (Credit) Provision for Income Taxes

Pretax income for the three months ended March 31, 2007, reflected a $128 million accrual for costs expected to be incurred relating to the terminated mortgage services agreement between one of our subsidiaries and AIG Bank, partially offset by a recovery of $65.0 million on a legal settlement in January 2007. The effective income tax rate for the three months ended March 31, 2007, reflected a cumulative deferred tax benefit of $8.6 million resulting from the correction of an accounting error. In connection with the January 1, 2003, purchase business combination of WFI, $40.9 million of intangible assets were identified in accordance with SFAS No. 141 “Business Combinations” (SFAS 141) for which there was no corresponding tax basis. In years 2003 through 2006, we recorded a cumulative $8.6 million in current tax expense associated with the amortization of the intangible assets. Upon review of the amortization of these intangible assets, we concluded that a deferred tax liability of $14.3 million should have been established in accordance with SFAS No. 109 “Accounting for Income Taxes” at the time of the purchase business combination and that, for years 2003 through 2006, the amortization of the intangible assets should have resulted in a cumulative deferred tax benefit of $8.6 million. Since no deferred tax liability was initially recorded, we recognized a cumulative deferred tax benefit of $8.6 million in the first quarter of 2007. We further concluded that, in accordance with SFAS 141, the $14.3 million deferred tax liability that should have been recorded at the time of the purchase business combination would have increased the amount of goodwill recorded in connection with the purchase business combination. Therefore, as of March 31, 2007, we have increased the $54.1 million of goodwill initially recorded in connection with the purchase business combination of WFI to $68.4 million.

Note 12.  Regulatory Development

In light of evolving market and regulatory developments affecting non-prime mortgage lending, discussions are ongoing with the Office of Thrift Supervision relating to loans originated by AIG Bank during the period from early July 2003 to early May 2006. Management expects that the application of underwriting criteria developed in consideration of recent regulatory guidance issued by federal banking authorities will result in significant costs for this past loan production, which are covered by one of our subsidiaries’ surviving obligations under a terminated mortgage services agreement. At this time, our best estimate of these costs, on a pretax basis, is $128 million, which we accrued for at March 31, 2007.

Note 13.  Legal Settlement

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

Note 14.  Legal Contingencies

AGFI and certain of its subsidiaries are parties to various legal proceedings, including certain purported class action claims, arising in the ordinary course of business. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts, if any, that will ultimately be paid arising from these legal proceedings will not have a material adverse effect on our consolidated results of operations or financial position. However, the continued occurrences of large damage awards in general in the United States, including, in some jurisdictions, large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs, create the potential for an unpredictable result in any given proceeding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REPORT OF MANAGEMENT’S RESPONSIBILITY

The Company’s management is responsible for the integrity and fair statement of our condensed consolidated financial statements and all other financial information presented in this report. We prepared our condensed consolidated financial statements using GAAP. We made estimates and assumptions that affect amounts recorded in the financial statements and disclosures of contingent assets and liabilities.

The Company’s management is responsible for establishing and maintaining an effective system of internal control over financial reporting. We established this system to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s direction and that financial records are reliable to prepare financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. The Company’s employees are subject to AIG’s Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. Also, AIG’s Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics covers such directors and officers of AIG and its subsidiaries, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We do not allow loans to executive officers. The aforementioned system includes a documented organizational structure and policies and procedures that we communicate throughout the Company. Our internal auditors report directly to the Senior Vice President and Director of Internal Audit of AIG to strengthen independence. They continually monitor the operation of our internal controls and report their findings to the Company’s management, AIG’s management, and AIG’s internal audit department. We take prompt action to correct control deficiencies and improve the system.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and the changes in internal control over financial reporting for the quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of March 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures have functioned effectively and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented. There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

American General Finance, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and our other publicly available documents may include, and the Company’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, financial results and reserves. Our actual results and financial condition may differ from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, that could cause our actual results to differ, possibly materially, include, but are not limited to, the following:

•

changes in general economic conditions, including the interest rate environment in which we conduct business, the residential housing market, and the financial markets through which we access capital and invest cash flows from the insurance business segment;

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

•

changes in laws, regulations, or regulator policies and practices that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital varies primarily with the amount of net finance receivables and real estate loans held for sale.

March 31,	2007		2006
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$18,963.6	71%	$17,882.0	70%
Short-term debt	4,971.2	19	4,864.8	19
Total debt	23,934.8	90	22,746.8	89
Equity	2,723.3	10	2,833.3	11
Total capital	$26,658.1	100%	$25,580.1	100%
Net finance receivables	$24,415.0		$23,906.1
Real estate loans held for sale	$ 981.3		$ 688.7

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains our fixed-rate funding by issuing public or private long-term debt with maturities primarily ranging from three to ten years. AGFC and AGFI obtain most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate debt. We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At March 31, 2007, short-term debt included $4.3 billion of commercial paper. AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At March 31, 2007, short-term debt included $450.6 million of extendible commercial notes.

AGFC uses interest rate, cross currency, and equity-indexed swap agreements in conjunction with specific long-term debt issuances. AGFC’s objective is to achieve net U.S. dollar, fixed or floating interest rate exposure at costs not materially different from costs AGFC would have incurred by issuing U.S. dollar debt for the same net exposure without using derivatives.

We base our mix of debt and equity, or “leverage”, primarily upon maintaining leverage that supports cost-effective funding. AGFI has historically paid dividends to (or received capital contributions from) its parent to manage to our targeted leverage. Certain AGFI and AGFC financing agreements effectively limit the amount of dividends they are permitted to pay. AGFI’s ability to pay dividends depends on dividends or other funds it receives from its subsidiaries, primarily AGFC.

Since 2001 and through 2006, we have targeted our leverage to be a ratio of 9.0 to 1 of debt to tangible equity, where tangible equity equaled total shareholder’s equity less goodwill and accumulated other comprehensive income. Beginning in the first quarter of 2007, we changed our method of measuring target leverage primarily to accommodate AGFC’s issuance of $350.0 million aggregate principal amount of 60-year junior subordinated debentures (“hybrid debt”) following our acquisition of Ocean in January 2007. The debentures underlie a series of trust preferred securities sold by a trust sponsored by AGFC in a Rule 144A/Regulation S offering. AGFC can redeem the debentures at par beginning in January 2017. Based upon the terms of these junior subordinated debentures, credit rating agencies have acknowledged that until January 2017, at least 75% of such hybrid debt will be afforded equity treatment in their measurement of AGFC’s leverage. Accordingly, management uses this measurement in the preparation of presentations for its rating agencies.

Accordingly, our targeted leverage has been changed to 9.0 to 1 of adjusted debt to adjusted tangible equity, where adjusted debt equals total debt less 75% of hybrid debt and where adjusted tangible equity equals total shareholder’s equity plus 75% of hybrid debt and less goodwill, other intangibles, and accumulated other comprehensive income. Based on this definition, our adjusted tangible leverage at March, 31 2007, was 9.42x compared to 8.86x at March 31, 2006, and 9.12x at December 31, 2006. Our adjusted tangible leverage at March 31, 2007, was negatively impacted by a $128 million accrual for costs expected to be incurred relating to the terminated mortgage services agreement between one of our subsidiaries and AIG Bank. See Analysis of Operating Results and Financial Condition - Net Service Fees from Affiliates for further information on these costs.

Reconciliations of total debt to adjusted debt were as follows:

	March 31,	March 31,	December 31,
(dollars in millions)	2007	2006	2006
Total debt	$23,934.8	$22,746.8	$23,911.6
75% of hybrid debt	(259.2)	-	-
Adjusted debt	$23,675.6	$22,746.8	$23,911.6

Reconciliations of equity to adjusted tangible equity were as follows:

	March 31,	March 31,	December 31,
(dollars in millions)	2007	2006	2006
Equity	$2,723.3	$2,833.3	$2,888.8
75% of hybrid debt	259.2	-	-
Goodwill	(349.7)	(224.7)	(224.7)
Other intangibles	(94.6)	(22.3)	(18.7)
Accumulated other comprehensive income	(23.7)	(17.6)	(24.5)
Adjusted tangible equity	$2,514.5	$2,568.7	$2,620.9

Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFC does not guarantee any borrowings of AGFI.

At March 31, 2007, AGFC had committed credit facilities totaling $4.253 billion, including a $2.125 billion multi-year credit facility and a $2.125 billion 364-day credit facility. The 364-day facility allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.07% at March 31, 2007. There were no amounts outstanding under these committed credit facilities at March 31, 2007 or 2006.

At March 31, 2007, AGFI and certain of its subsidiaries also had uncommitted credit facilities of $510.0 million, which included credit facilities to support the operations of Ocean. Portions of these uncommitted facilities could be increased depending upon lender ability to participate its loans under these facilities. Outstanding borrowings under these uncommitted credit facilities totaled $123.0 million at March 31, 2007, and $60.0 million at March 31, 2006.

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

Principal sources and uses of cash were as follows:

Three Months Ended March 31,
(dollars in millions)	2007	2006
Principal sources of cash: Operations	$420.8	$ -
Net issuances of debt	-	567.2
Total	$420.8	$567.2
Principal uses of cash: Net repayment of debt	$247.7	$ -
Dividends paid	180.0	50.0
Net originations and purchases of finance receivables	46.1	187.7
Operations	-	282.5
Total	$473.8	$520.2

We believe that consistent execution of our business strategies should allow continued access to capital markets to issue our commercial paper and long-term debt. We have implemented programs and operating guidelines to ensure adequate liquidity, to mitigate the impact of an inability to access capital markets, and to provide contingent funding sources. These programs and guidelines include the following:

•

We manage commercial paper as a percentage of total debt. At March 31, 2007, that percentage was 18% compared to 19% at March 31, 2006.

•

We spread commercial paper maturities throughout upcoming weeks and months.

•

We limit the amount of commercial paper that any one investor may hold.

•

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At March 31, 2007, we had $4.253 billion of committed bank credit facilities.

•

At March 31, 2007, AGFC had the corporate authority to issue up to $12.5 billion of senior long-term debt securities registered under the Securities Act of 1933 using AGFC’s effective shelf registration statements.

•

We have established AGFC as an issuer in foreign capital markets.

•

We have the ability to sell, on a whole loan basis, or securitize, a portion of our finance receivables.

•

We collect principal payments on our finance receivables, which totaled $8.2 billion in the past twelve months. We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables during this period, but these funds could be made available for other uses, if necessary.

•

We have the ability to sell a portion of our insurance subsidiaries’ investment securities and to dividend, subject to certain regulatory limits, cash from the securities sales.

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Income

Three Months Ended March 31,
(dollars in millions)	2007	2006
Net income	$ 15.3	$119.5
Amount change	$(104.2)	$(25.5)
Percent change	(87)%	(18)%
Return on average assets	0.22%	1.84%
Return on average equity	2.10%	16.97%
Ratio of earnings to fixed charges	1.03x	1.71x

Net income for the three months ended March 31, 2007, includes a $128 million accrual (pretax) for costs expected to be incurred relating to the terminated mortgage services agreement between one of our subsidiaries and AIG Bank. See Net Service Fees from Affiliates for further information on these costs.

Net income for the three months ended March 31, 2007 also includes a recovery of $65.0 million (pretax) on a legal settlement in January 2007. See Legal Proceedings in Item 1. of this Quarterly Report on Form 10-Q for additional information on this legal settlement.

See Note 10 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

Three Months Ended March 31,
(dollars in millions)	2007	2006
Real estate loans	$ 399.8	$ 397.4
Non-real estate loans	183.2	168.4
Retail sales finance	54.7	42.3
Total	$ 637.7	$ 608.1
Amount change	$ 29.6	$ 63.0
Percent change	5%	12%
Average net receivables	$24,418.3	$23,855.2
Yield	10.57%	10.32%

Finance charges increased due to the following:

Three Months Ended March 31,
(dollars in millions)	2007	2006
Increase in average net receivables	$17.1	$71.3
Increase (decrease) in yield	12.5	(8.3)
Total	$29.6	$63.0

Average net receivables by type and changes in average net receivables when compared to the same period for the previous year were as follows:

Three Months Ended March 31,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$18,962.7	$(128.6)	$19,091.3	$2,587.5
Non-real estate loans	3,541.9	332.8	3,209.1	181.6
Retail sales finance	1,913.7	358.9	1,554.8	190.3
Total	$24,418.3	$ 563.1	$23,855.2	$2,959.4
Percent change		2%		14%

The slower U.S. housing market combined with higher interest rates on most long-term, fixed-rate real estate loans resulted in lower levels of originations of real estate loans for the three months ended March 31, 2007, when compared to the same period in 2006. This environment also resulted in an increase in non-real estate loan average net receivables as customers preferred to take out non-real estate loans rather than refinance their real estate loans at higher rates while extracting smaller amounts of equity. Retail sales finance average net receivables increased due to marketing efforts that added new retail merchants.

Yield by type and changes in yield in basis points (bp) when compared to the same period for the previous year were as follows:

Three Months Ended March 31,	2007		2006
	Yield	Change	Yield	Change
Real estate loans	8.55%	11 bp	8.44%	4 bp
Non-real estate loans	20.87	(30)	21.17	3
Retail sales finance	11.56	56	11.00	(213)
Total	10.57	25	10.32	(24)

Yield increased for the three months ended March 31, 2007, when compared to the same period in 2006 reflecting generally higher interest rates and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans. Branch business segment real estate loans are generally higher yielding, but also generally have lower credit quality than centralized real estate business segment real estate loans. Non-real estate loan yield decreased for the three months ended March 31, 2007, when compared to the same period in 2006 as we originated new loans at lower rates based on market conditions. Retail sales finance yield increased for the three months ended March 31, 2007, when compared to the same period in 2006 as the change in the mix to longer term promotional products stabilized.

Mortgage Banking Revenues

Mortgage banking revenues were as follows:

Three Months Ended March 31,
(dollars in millions)	2007	2006
Interest income on real estate loans held for sale	$ 24.3	$3.7
Net gain on sales of real estate loans held for sale	17.5	1.9
Total	$ 41.8	$5.6
Amount change	$ 36.2	$2.1
Percent change	N/M	58%

Mortgage banking revenues increased for the three months ended March 31, 2007, when compared to the same period in 2006 reflecting the termination of the mortgage services agreements with AIG Bank in first quarter 2006 and the resulting increase in originations of real estate loans held for sale using our own state licenses, partially offset by an increase in provision for warranty reserve which covers costs associated with buybacks from investors of mortgage loans that incur certain borrower defaults.

Insurance Revenues

Insurance revenues were as follows:

Three Months Ended March 31,
(dollars in millions)	2007	2006
Earned premiums	$39.0	$38.9
Commissions	2.4	0.2
Total	$41.4	$39.1
Amount change	$ 2.3	$(3.4)
Percent change	6%	(8)%

Commissions increased for the three months ended March 31, 2007, when compared to the same period in 2006 primarily due to our acquisition of Ocean in January 2007. Ocean receives commissions from the sale of various insurance products.

Investment Revenue

Three Months Ended March 31,
(dollars in millions)	2007	2006
Investment revenue	$22.6	$22.8
Amount change	$(0.2)	$ 1.8
Percent change	(1)%	9%

Investment revenue was affected by the following:

Three Months Ended March 31,
(dollars in millions)	2007	2006
Average invested assets	$1,495.9	$1,414.0
Investment portfolio yield	6.06%	6.64%
Net realized losses on investments	$ (0.7)	$ (1.0)

Brokered Mortgage Loans Revenues

Three Months Ended March 31,
(dollars in millions)	2007	2006
Brokered mortgage loans revenues	$23.0	$ -
Amount change	$23.0	$ -
Percent change	N/A	N/A

Brokered mortgage loans revenues reflected the inclusion of Ocean operations during 2007.

Net Service Fees from Affiliates

Three Months Ended March 31,
(dollars in millions)	2007	2006
Net service fees from affiliates	$(127.5)	$51.2
Amount change	$(178.7)	$(8.8)
Percent change	(349)%	(15)%

Net service fees from affiliates decreased for the three months ended March 31, 2007, when compared to the same period in 2006 reflecting an accrual for costs expected to be incurred relating to the terminated mortgage services agreement between one of our subsidiaries and AIG Bank. In light of evolving market and regulatory developments affecting non-prime mortgage lending, discussions are ongoing with the Office of Thrift Supervision relating to loans originated by AIG Bank during the period from early July 2003 to early May 2006. Management expects that the application of underwriting criteria developed in consideration of recent regulatory guidance issued by federal banking authorities will result in significant costs for this past loan production, which are covered by one of our subsidiaries’ surviving obligations under the terminated mortgage services agreement. At this time, our best estimate of these costs, on a pretax basis, is $128 million, which we accrued for at March 31, 2007.

The decrease in net service fees from affiliates for the three months ended March 31, 2007, when compared to the same period in 2006 also reflected the decrease in AIG Bank’s origination and sale of real estate loans held for sale using our mortgage origination services caused by the termination of the mortgage services agreements with AIG Bank in first quarter 2006.

Other Revenues

Other revenues were as follows:

Three Months Ended March 31,
(dollars in millions)	2007	2006
Recovery on legal settlement	$ 65.0	$ -
Fair value adjustments of derivatives and translation adjustments of foreign currency denominated debt	(36.1)	(2.8)
Writedowns on real estate owned	(2.9)	(2.8)
Net recovery on sales of real estate owned	-	0.7
Other	(2.0)	2.9
Total	$ 24.0	$ (2.0)
Amount change	$ 26.0	$(40.9)
Percent change	N/M	(105)%

Other revenues increased for the three months ended March 31, 2007, when compared to the same period in 2006 primarily due to a recovery on a legal settlement in January 2007. On January 19, 2007, HSA Residential Mortgage Services of Texas, Inc. (RMST), a subsidiary of AGFI, and State Bank of Long Island (SBLI) reached an agreement to settle all claims between them relating to Island Mortgage Network, Inc. As part of that settlement, SBLI agreed to pay RMST $65 million. This settlement was completed on January 24, 2007, and RMST dismissed their lawsuit against SBLI.

The increase in other revenues for the three months ended March 31, 2007, when compared to the same period in 2006 was partially offset by a negative variance arising from the translation adjustments of foreign currency denominated debt that was not fully offset by a positive variance in fair value adjustments of derivatives, principally our cross currency swaps used to economically hedge these exchange rate fluctuations. This was primarily due to the weakening of the U.S. Dollar against foreign currencies, including the British Pound and the Euro.

Interest Expense

The impact of using the swap agreements that qualify as hedges under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

Three Months Ended March 31,
(dollars in millions)	2007	2006
Long-term debt	$ 256.8	$ 218.0
Short-term debt	53.6	45.2
Total	$ 310.4	$ 263.2
Amount change	$ 47.2	$ 69.1
Percent change	18%	36%
Average borrowings	$23,812.4	$22,173.6
Interest expense rate	5.23%	4.76%

Interest expense increased due to the following:

Three Months Ended March 31,
(dollars in millions)	2007	2006
Increase in interest expense rate	$27.7	$40.1
Increase in average borrowings	19.5	29.0
Total	$47.2	$69.1

Average borrowings by type and changes in average borrowings when compared to the same period for the previous year were as follows:

Three Months Ended March 31,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$19,795.2	$1,618.3	$18,176.9	$3,360.7
Short-term debt	4,017.2	20.5	3,996.7	(476.8)
Total	$23,812.4	$1,638.8	$22,173.6	$2,883.9
Percent change		7%		15%

AGFC issued $4.4 billion of long-term debt during the last twelve months. We used the proceeds of these long-term debt issuances to support growth in real estate loans held for sale and finance receivables and to refinance maturing debt.

Interest expense rate by type and changes in interest expense rate in basis points when compared to the same period for the previous year were as follows:

Three Months Ended March 31,	2007		2006
	Rate	Change	Rate	Change
Long-term debt	5.19%	35 bp	4.84%	50 bp
Short-term debt	5.42	83	4.59	156
Total	5.23	47	4.76	74

Short-term market interest rates have risen significantly since mid-2004. Our actual future interest expense rates will depend on general interest rate levels and market credit spreads, which are influenced by our credit ratings and the market perception of credit risk for the Company and possibly our affiliates, including our ultimate parent, AIG.

Operating Expenses

Operating expenses were as follows:

Three Months Ended March 31,
(dollars in millions)	2007	2006
Salaries and benefits	$152.2	$146.0
Other operating expenses	117.1	77.5
Total	$269.3	$223.5
Amount change	$ 45.8	$ 16.7
Percent change	20%	8%
Operating expenses as a percentage of average net receivables	4.41%	3.75%

Operating expenses increased for the three months ended March 31, 2007, when compared to the same period in 2006 primarily due to the inclusion of Ocean operations during 2007, additional amounts recorded relating to the terminated mortgage services agreement between one of our subsidiaries and AIG Bank, and growth in our branch business segment.

Provision for Finance Receivable Losses

At or for the Three Months Ended March 31,
(dollars in millions)	2007	2006
Provision for finance receivable losses	$56.5	$ 32.6
Amount change	$23.9	$(32.1)
Percent change	73%	(50)%
Net charge-offs	$59.5	$ 52.6
Charge-off ratio	0.97%	0.88%
Charge-off coverage	2.04x	2.39x
60 day+ delinquency	$511.0	$422.6
Delinquency ratio	2.05%	1.74%
Allowance for finance receivable losses	$485.7	$502.8
Allowance ratio	1.99%	2.10%

Provision for finance receivable losses increased for the three months ended March 31, 2007, when compared to the same period in 2006 primarily due to a reduction to the allowance for finance receivable losses of $20.0 million during first quarter 2006 in response to the improving economy during that quarter. The increase in provision for finance receivable losses also reflected $5.5 million of non-recurring recoveries recorded in first quarter 2006.

Net charge-offs by type and changes in net charge-offs when compared to the same period for the previous year were as follows:

Three Months Ended March 31,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$15.7	$4.2	$11.5	$ (3.1)
Non-real estate loans	34.7	1.7	33.0	(8.2)
Retail sales finance	9.1	1.0	8.1	(0.8)
Total	$59.5	$6.9	$52.6	$(12.1)

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same period for the previous year were as follows:

Three Months Ended March 31,	2007		2006
	Ratio	Change	Ratio	Change
Real estate loans	0.33%	9 bp	0.24%	(12) bp
Non-real estate loans	3.93	(18)	4.11	(133)
Retail sales finance	1.90	(19)	2.09	(50)
Total	0.97	9	0.88	(37)

Total charge-off ratio increased for the three months ended March 31, 2007, when compared to the same period in 2006 primarily due to $5.5 million of non-recurring recoveries recorded in first quarter 2006. The increase in real estate loan charge-off ratio for the three months ended March 31, 2007, when compared to the same period in 2006 also reflected the maturation of the real estate loan portfolio and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower charge-off rates.

Delinquency based on contract terms in effect by type and changes in delinquency when compared to the same period for the previous year were as follows:

March 31,	2007		2006
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$346.3	$72.3	$274.0	$ 6.6
Non-real estate loans	130.4	8.8	121.6	(12.9)
Retail sales finance	34.3	7.3	27.0	(3.0)
Total	$511.0	$88.4	$422.6	$ (9.3)

Delinquency ratios based on contract terms in effect by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

March 31,	2007		2006
	Ratio	Change	Ratio	Change
Real estate loans	1.83%	39 bp	1.44%	(13) bp
Non-real estate loans	3.34	(11)	3.45	(59)
Retail sales finance	1.66	6	1.60	(45)
Total	2.05	31	1.74	(24)

The delinquency ratio at March 31, 2007, increased when compared to March 31, 2006, primarily due to the maturation of the real estate loan portfolio and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower delinquency rates.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The decrease in the allowance for finance receivable losses at March 31, 2007, when compared to March 31, 2006, was due to decreases to the allowance for finance receivable losses through the provision for finance receivable losses reflecting our quarterly evaluations of our loss exposure relating to Hurricane Katrina during first quarter 2007 and throughout 2006. In third quarter 2005, we added $56.8 million to our allowance for finance receivable losses in anticipation of additional finance receivable charge-offs resulting from Hurricane Katrina. As a result of our quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $2.1 million during 2007 and $35.2 million during 2006 to reflect our current loss exposure.

The allowance ratio at March 31, 2007, decreased when compared to March 31, 2006, primarily due to decreases to the allowance for finance receivable losses reflecting the Hurricane Katrina adjustments during first quarter 2007 and the last half of 2006.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), decreased for the three months ended March 31, 2007, when compared to the same period in 2006 primarily due to higher net charge-offs.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

Three Months Ended March 31,
(dollars in millions)	2007	2006
Claims incurred	$16.6	$17.2
Change in benefit reserves	(0.1)	(1.4)
Total	$16.5	$15.8
Amount change	$ 0.7	$ (1.3)
Percent change	4%	(8)%

Insurance losses and loss adjustment expenses increased for the three months ended March 31, 2007, when compared to the same period in 2006 primarily due to an increase in benefit reserves for ordinary policies, partially offset by lower claims incurred.

(Credit) Provision for Income Taxes

Three Months Ended March 31,
(dollars in millions)	2007	2006
(Credit) provision for income taxes	$ (4.9)	$ 70.2
Amount change	$(75.1)	$(13.1)
Percent change	(107)%	(16)%
Pretax income	$ 10.4	$189.7
Effective income tax rate	(47.60)%	37.00%

Pretax income for the three months ended March 31, 2007, reflected a $128 million accrual for costs expected to be incurred relating to the terminated mortgage services agreement between one of our subsidiaries and AIG Bank, partially offset by a recovery of $65.0 million on a legal settlement in January 2007. The effective income tax rate for the three months ended March 31, 2007, reflected a cumulative deferred tax benefit of $8.6 million resulting from the correction of an accounting error. In connection with the January 1, 2003, purchase business combination of WFI, $40.9 million of intangible assets were identified in accordance with SFAS No. 141 “Business Combinations” (SFAS 141) for which there was no corresponding tax basis. In years 2003 through 2006, we recorded a cumulative $8.6 million in current tax expense associated with the amortization of the intangible assets. Upon review of the amortization of these intangible assets, we concluded that a deferred tax liability of $14.3 million should have been established in accordance with SFAS No. 109 “Accounting for Income Taxes” at the time of the purchase business combination and that, for years 2003 through 2006, the amortization of the intangible assets should have resulted in a cumulative deferred tax benefit of $8.6 million. Since no deferred tax liability was initially recorded, we recognized a cumulative deferred tax benefit of $8.6 million in the first quarter of 2007. We further concluded that, in accordance with SFAS 141, the $14.3 million deferred tax liability that should have been recorded at the time of the purchase business combination would have increased the amount of goodwill recorded in connection with the purchase business combination. Therefore, as of March 31, 2007, we have increased the $54.1 million of goodwill initially recorded in connection with the purchase business combination of WFI to $68.4 million.

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

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt, to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt interest payments to floating-rate interest payments. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 36% of our borrowings at March 31, 2007, compared to 40% at March 31, 2006. Approximately $1.0 billion of our floating-rate debt at March 31, 2007 was attributed to funding real estate loans held for sale. Adjustable-rate net finance receivables represented 5% of our net finance receivables at March 31, 2007, compared to 9% at March 31, 2006.

Item 4T.  Controls and Procedures.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of March 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for additional information on legal proceedings.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 32 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE, INC.
(Registrant)
Date:	May 11, 2007	By	/s/	Donald R. Breivogel, Jr.
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