Form 10-Q
period 2008-06-30
AMERICAN GENERAL FINANCE INC
filed 2008-08-07
CIK 25600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	June 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 2-82985 AMERICAN GENERAL FINANCE, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1313922
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

At August 7, 2008, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

TABLE OF CONTENTS

	Item		Page
Part I	1.	Financial Statements	3
	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	4.	Controls and Procedures	42
Part II	1.	Legal Proceedings	42
	6.	Exhibits	42

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
Revenues Finance charges	$675,286	$643,841	$1,341,299	$1,281,545
Insurance	40,874	41,818	80,694	83,265
Investment	6,920	21,100	23,241	43,668
Loan brokerage fees	7,028	20,205	16,139	43,190
Net service fees from affiliates	25,923	(49,099)	44,875	(176,583)
Mortgage banking	(420)	19,942	5,624	61,745
Other	(19,998)	11,422	(82,957)	35,447
Total revenues	735,613	709,229	1,428,915	1,372,277
Expenses Interest expense	300,316	309,622	617,295	620,059
Operating expenses: Salaries and benefits	129,901	142,052	262,126	294,244
Other operating expenses	115,468	99,421	218,589	216,487
Provision for finance receivable losses	237,995	84,598	413,641	141,080
Insurance losses and loss adjustment expenses	16,115	16,204	32,573	32,721
Total expenses	799,795	651,897	1,544,224	1,304,591
(Loss) income before (credit) provision for income taxes	(64,182)	57,332	(115,309)	67,686
(Credit) Provision for Income Taxes	(31,352)	20,364	(49,200)	15,436
Net (Loss) Income	$ (32,830)	$ 36,968	$ (66,109)	$ 52,250

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(dollars in thousands)	2008	2007
Assets Net finance receivables: Real estate loans	$20,091,411	$19,451,565
Non-real estate loans	4,207,100	3,895,329
Retail sales finance	2,240,091	2,165,844
Net finance receivables	26,538,602	25,512,738
Allowance for finance receivable losses	(802,607)	(601,900)
Net finance receivables, less allowance for finance receivable losses	25,735,995	24,910,838
Real estate loans held for sale	35,487	232,667
Investment securities	1,391,570	1,422,004
Cash and cash equivalents	227,833	2,088,989
Other assets	2,039,788	1,965,649
Total assets	$29,430,673	$30,620,147
Liabilities and Shareholder’s Equity Long-term debt	$21,421,214	$22,586,994
Short-term debt	4,040,753	3,943,460
Insurance claims and policyholder liabilities	395,870	398,751
Other liabilities	692,974	875,311
Accrued taxes	23,955	3,774
Total liabilities	26,574,766	27,808,290
Shareholder’s equity: Common stock	1,000	1,000
Additional paid-in capital	1,291,788	1,146,366
Accumulated other comprehensive loss	(117,109)	(81,846)
Retained earnings	1,680,228	1,746,337
Total shareholder’s equity	2,855,907	2,811,857
Total liabilities and shareholder’s equity	$29,430,673	$30,620,147

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,
(dollars in thousands)	2008	2007
Cash Flows from Operating Activities Net (loss) income	$ (66,109)	$ 52,250
Reconciling adjustments: Provision for finance receivable losses	413,641	141,080
Depreciation and amortization	92,256	74,628
Deferral of finance receivable origination costs	(33,394)	(38,007)
Deferred income tax benefit	(59,167)	(88,403)
Origination of real estate loans held for sale	(138,074)	(3,524,457)
Sales and principal collections of real estate loans held for sale	336,937	4,063,553
Net gain on sales of real estate loans held for sale	(6,960)	(67,659)
Provision for warranty reserve	5,277	45,290
Change in other assets and other liabilities	(38,021)	211,055
Change in insurance claims and policyholder liabilities	(2,881)	3,395
Change in taxes receivable and payable	8,271	3,985
Other, net	36,921	4,171
Net cash provided by operating activities	548,697	880,881
Cash Flows from Investing Activities Finance receivables originated or purchased	(4,771,424)	(4,566,659)
Principal collections on finance receivables	3,572,057	3,991,039
Net cash (paid) acquired in acquisition of Ocean Finance and Mortgages Limited	(34,912)	21,651
Investment securities purchased	(67,837)	(96,791)
Investment securities called and sold	41,005	56,329
Investment securities matured	11,025	24,985
Change in premiums on finance receivables purchased and deferred charges	(62,672)	8,536
Other, net	(23,337)	(9,570)
Net cash used for investing activities	(1,336,095)	(570,480)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	376,781	1,566,811
Repayment of long-term debt	(1,724,141)	(2,465,815)
Change in short-term debt	128,926	686,704
Capital contribution from parent	145,000	76,000
Dividends paid	-	(180,001)
Net cash used for financing activities	(1,073,434)	(316,301)
Effect of exchange rate changes	(324)	65
Decrease in cash and cash equivalents	(1,861,156)	(5,835)
Cash and cash equivalents at beginning of period	2,088,989	235,149
Cash and cash equivalents at end of period	$ 227,833	$ 229,314

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
Net (loss) income	$(32,830)	$ 36,968	$ (66,109)	$ 52,250
Other comprehensive income (loss): Net unrealized (losses) gains on: Investment securities and securities lending collateral	(34,472)	(28,013)	(66,451)	(26,648)
Swap agreements	58,444	(16,901)	(13,974)	(21,272)
Foreign currency translation adjustments	239	1,253	(645)	1,596
Income tax effect: Net unrealized losses (gains) on: Investment securities and securities lending collateral	12,065	9,804	23,258	9,326
Swap agreements	(20,455)	5,915	4,891	7,445
Other comprehensive income (loss), net of tax, before reclassification adjustments	15,821	(27,942)	(52,921)	(29,553)
Reclassification adjustments for realized losses included in net (loss) income: Investment securities and securities lending collateral	17,031	1,614	25,971	2,301
Swap agreements	597	597	1,195	1,195
Income tax effect: Investment securities and securities lending collateral	(5,961)	(564)	(9,090)	(805)
Swap agreements	(209)	(209)	(418)	(418)
Reclassification adjustments included in net (loss) income, net of tax	11,458	1,438	17,658	2,273
Other comprehensive income (loss), net of tax	27,279	(26,504)	(35,263)	(27,280)
Comprehensive (loss) income	$ (5,551)	$ 10,464	$(101,372)	$ 24,970

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008

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

Based upon the valuation in second quarter 2007 and the establishment of a deferred tax liability in fourth quarter 2007, we adjusted the purchase price to $245.7 million, consisting of $38.3 million for net assets acquired, $101.6 million for goodwill, and $105.8 million for other intangibles. Additional consideration may be paid based upon Ocean’s earnings after acquisition.

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

For acquired finance receivables that have experienced deterioration of credit quality between origination and our acquisition of the finance receivables, the amount paid for a finance receivable includes our assessment of the probability that we will be unable to collect all amounts due according to the finance receivable’s contractual terms.

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

Note 4.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurements but does not change existing guidance about whether an asset or liability is carried at fair value. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. We adopted SFAS 157 on January 1, 2008, its required effective date. With respect to the implementation of SFAS 157, we applied the adjustments to the market value of our derivative instruments prospectively. The most significant effect of adopting SFAS 157 on our results of operations for the three and six months ended June 30, 2008, related to changes in the fair value methodology with respect to derivative liabilities already carried at fair value. This methodology change resulted in a credit valuation adjustment loss of $34.5 million (pretax) for the six months ended June 30, 2008, on the fair value of our derivative liabilities, of which $13.3 million represents the transition amount at January 1, 2008, from the adoption of SFAS 157. We recorded a credit valuation adjustment gain of $4.9 million (pretax) for the three months ended June 30, 2008. See Note 12 for additional information on our SFAS 157 disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in income. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 permits the fair value option election on an instrument-by-instrument basis for eligible items existing at the adoption date and at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We adopted SFAS 159 on January 1, 2008, its required effective date. Since we did not elect to measure any eligible existing instruments at fair value upon initial application of SFAS 159, on January 1, 2008, there was no impact to retained earnings. Additionally, we did not elect the fair value option for any newly acquired instrument or other eligible item during 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with GAAP but does not change current practices. SFAS 162 will become effective on the 60th day following SEC approval of the Public Company Accounting Oversight Board amendments to remove GAAP hierarchy from the auditing standards. SFAS 162 will have no effect on our consolidated financial condition, results of operations, or cash flows.

Note 5.  Finance Receivables

Components of net finance receivables by type were as follows:

June 30, 2008	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$20,068,563	$4,577,249	$2,462,925	$27,108,737
Unearned finance charges and points and fees	(211,971)	(473,788)	(264,252)	(950,011)
Accrued finance charges	126,520	52,095	36,868	215,483
Deferred origination costs	24,399	42,948	-	67,347
Premiums, net of discounts	83,900	8,596	4,550	97,046
Total	$20,091,411	$4,207,100	$2,240,091	$26,538,602

December 31, 2007	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$19,443,785	$4,235,721	$2,345,733	$26,025,239
Unearned finance charges and points and fees	(196,452)	(435,265)	(220,383)	(852,100)
Accrued finance charges	125,644	51,052	41,144	217,840
Deferred origination costs	25,615	43,493	-	69,108
Premiums, net of discounts	52,973	328	(650)	52,651
Total	$19,451,565	$3,895,329	$2,165,844	$25,512,738

Unused credit limits extended by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate (whose private label finance receivables are fully participated to the Company), and the Company to their customers were $6.7 billion at June 30, 2008, and $6.4 billion at December 31, 2007. Our experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of AIG Bank and the Company.

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

We include the carrying amount of these finance receivables in net finance receivables, less allowance for finance receivable losses. The contractual amount of these finance receivables by type and the related carrying amount were as follows:

June 30,	2008
(dollars in thousands)
Contractual amount: Real estate loans	$14,540
Non-real estate	5,118
Retail sales finance	1,202
Total	$20,860
Carrying amount, net of allowance of $5,300	$15,556

Changes in accretable yield of these finance receivables were as follows:

	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2008	June 30, 2008
Balance at beginning of period	$3,274	$ -
Additions	-	3,586
Accretion	(756)	(1,068)
Reclassifications from (to) nonaccretable difference	2,725	2,725
Disposals	-	-
Balance at end of period	$5,243	$5,243

We did not create a valuation allowance in the initial accounting for these acquired finance receivables. During second quarter 2008, we established an allowance for finance receivable losses for these finance receivables through the provision for finance receivable losses of $5.3 million due to decreases in expected cash flows for certain of the pools. No allowance for finance receivable losses was reversed for these finance receivables in second quarter 2008.

The portion of these finance receivables that were acquired during the six months ended June 30, 2008, (none were acquired during the three months ended June 30, 2008) for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

Six months ended June 30,	2008
(dollars in thousands)
Contractually required payments receivable at acquisition: Real estate loans	$21,545
Non-real estate	16,788
Retail sales finance	3,123
Total	$41,456
Cash flows expected to be collected at acquisition	$24,992
Basis in acquired finance receivables at acquisition	$21,406

Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$ 680,013	$485,700	$ 601,900	$ 488,700
Provision for finance receivable losses	237,995	84,598	413,641	141,080
Charge-offs	(127,028)	(75,266)	(236,960)	(148,061)
Recoveries	11,627	12,468	24,026	25,781
Balance at end of period	$ 802,607	$507,500	$ 802,607	$ 507,500

Note 7.  Derivative Financial Instruments

Our principal borrowing subsidiary is American General Finance Corporation (AGFC), a wholly owned subsidiary of AGFI. AGFC uses derivative financial instruments in managing the cost of its debt and has used them in managing its return on real estate loans held for sale but is neither a dealer nor a trader in derivative financial instruments. AGFC’s derivative financial instruments consist of interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements. Until mid-June 2008, we also used interest rate lock commitments and forward sale commitments.

While all of our interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At June 30, 2008, equity-indexed debt and related swaps were immaterial.

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

For certain types of hedge relationships meeting specific criteria, SFAS 133 allows a “shortcut” method, which provides for an assumption of zero ineffectiveness. Under this method, the periodic assessment of effectiveness is not required. The Company’s use of this method was limited to interest rate swaps that hedged certain borrowings, the last of which matured in mid-June 2008. For other AGFC cash flow and fair value hedges, we perform and document an initial prospective assessment of hedge effectiveness using regression analysis to demonstrate that the hedge is expected to be highly effective in future periods. Subsequently, on a regular basis, we perform a prospective hedge effectiveness assessment to demonstrate the continued expectation that the hedge will be highly effective in future periods and a retrospective hedge effectiveness assessment to demonstrate that the hedge was effective in the most recent period.

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

We recognized a net gain related to the ineffective portion of our fair value hedging instruments of $1.0 million for the three and six months ended June 30, 2008, in other revenues. During the three and six months ended June 30, 2007, we recognized a net loss of $2,000 in other revenues related to the ineffective portion of our fair value hedging instruments. We included all components of each derivative’s gain or loss in the assessment of hedge ineffectiveness.

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings. We recognized a loss related to ineffectiveness of $12.1 million for the three months ended June 30, 2008, and $27.4 million for the six months ended June 30, 2008, in other revenues. We recognized a gain related to ineffectiveness of $0.4 million for the three and six months ended June 30, 2007, in other revenues. We included all components of each derivative’s gain or loss in the assessment of hedge ineffectiveness.

At June 30, 2008, we expect $68.6 million of the deferred net loss on cash flow hedges in accumulated other comprehensive loss to be reclassified to earnings during the twelve months ending June 30, 2009. For the six months ended June 30, 2008, there were no instances in which we reclassified amounts from other comprehensive income to earnings as a result of a discontinuance of a cash flow hedge, because it was probable the original forecasted cash flows would not occur at the end of the specified time period.

Due to the implementation of SFAS 157, effective January 1, 2008, our valuations recognize the effect of credit risk and market risk using credit default swap valuation modeling. The credit valuation adjustment loss increased significantly in the six months ended June 30, 2008, due to the widening of credit default swap spreads. We recorded a $34.5 million credit valuation adjustment loss in other revenues for the six months ended June 30, 2008, of which $13.3 million represents the transition amount at January 1, 2008, from the adoption of SFAS 157. We recorded a credit valuation adjustment gain of $4.9 million for the three months ended June 30, 2008. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives were primarily with a non-subsidiary affiliate that is highly rated due to credit support from AIG, its parent.

Note 8.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	June 30,	December 31,
(dollars in thousands)	2008	2007
Net unrealized (losses) gains on: Swap agreements	$(100,476)	$(92,170)
Investment securities and securities lending	(15,593)	10,719
Retirement plan liabilities adjustment	(2,042)	(2,042)
Foreign currency translation adjustments	1,002	1,647
Accumulated other comprehensive loss	$(117,109)	$(81,846)

Note 9.  Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities for the acquisition of Ocean was as follows:

Six Months Ended June 30,	2007
(dollars in thousands)
Fair value of assets acquired	$308,525
Net cash acquired in acquisition	21,651
Liabilities assumed	(87,421)
Note payable and remaining other liabilities	$242,755

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

In our centralized real estate business segment, we:

•

originate and acquire residential real estate loans for transfer to the centralized real estate servicing center;

•

service a portfolio of residential real estate loans generated through:

•

portfolio acquisitions from third party lenders;

•

our mortgage origination subsidiaries;

•

refinancing existing mortgages;

•

advances on home equity lines of credit; or

•

correspondent relationships;

•

originate residential real estate loans directly with consumers for sale to investors with servicing released to the purchaser; and

•

originated residential real estate loans through mortgage brokers for sale to investors with servicing released to the purchaser.

Effective June 17, 2008, Wilmington Finance, Inc. (WFI), a wholly owned subsidiary of AGFC, ceased its wholesale originations (originations through mortgage brokers). As a result of our decision to significantly reduce our mortgage banking operations, we recorded a pretax charge of $27 million, which included $11 million in lease termination costs and fixed asset disposals, $11 million in intangible impairments, and $3 million in one-time termination costs. (These components are included in our centralized real estate business segment, except for the intangible impairments, which are included in the “All Other” column in the following tables.)

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

Three Months Ended June 30, 2008	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$515,076	$162,656	$ -	$ (2,446)	$ -	$675,286
Insurance	134	-	39,829	911	-	40,874
Other	(4,971)	15,325	25,486	644	(17,031)	19,453
Intercompany	19,099	495	(15,848)	(3,746)	-	-
Pretax income (loss)	(6,957)	(28,659)	26,293	(37,828)	(17,031)	(64,182)

Three Months Ended June 30, 2007	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$473,429	$ 165,176	$ -	$ 5,236	$ -	$643,841
Insurance	290	-	39,528	2,000	-	41,818
Other	(2,583)	(23,823)	23,961	27,629	(1,614)	23,570
Intercompany	18,840	432	(15,609)	(3,663)	-	-
Pretax income (loss)	105,070	(55,239)	24,275	(15,160)	(1,614)	57,332

Six Months Ended June 30, 2008	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$1,010,506	$330,209	$ -	$ 584	$ -	$1,341,299
Insurance	275	-	78,543	1,876	-	80,694
Other	(7,882)	32,242	52,131	(43,598)	(25,971)	6,922
Intercompany	37,861	1,018	(31,272)	(7,607)	-	-
Pretax income (loss)	44,993	(59,201)	53,195	(128,325)	(25,971)	(115,309)

Six Months Ended June 30, 2007	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$938,536	$ 333,875	$ -	$ 9,134	$ -	$1,281,545
Insurance	290	-	78,687	4,288	-	83,265
Other	(8,144)	(109,829)	48,614	79,127	(2,301)	7,467
Intercompany	37,656	912	(31,306)	(7,262)	-	-
Pretax income (loss)	220,366	(205,395)	48,185	6,831	(2,301)	67,686

The “All Other” column includes:

•

corporate revenues and expenses such as management and administrative revenues and expenses and derivative adjustments and foreign exchange gain or loss on foreign currency denominated debt that are not considered pertinent in determining segment performance; and

•

revenues from our foreign subsidiary, Ocean, which we acquired in January 2007.

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

Pursuant to the terms of the Supervisory Agreement, AIG Bank, WFI, and AGFI have implemented a financial remediation program whereby certain borrowers may be provided loans on more affordable terms and/or reimbursed for certain fees. Pursuant to the requirements of the Supervisory Agreement, we have engaged the services of an external consultant to monitor, evaluate, and periodically report to the OTS on our compliance with the remediation program. The Supervisory Agreement will remain in effect until terminated, modified or suspended in writing by the OTS. Failure to comply with the terms of the Supervisory Agreement could result in the initiation of formal enforcement action by the OTS.

AIG Bank, WFI, and AGFI have also made a commitment to donate a total of $15 million over a three-year period to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling. As of June 30, 2008, we have donated $3.6 million to this cause.

In accordance with WFI’s surviving obligations under the mortgage services agreement with AIG Bank, we established a reserve of $128 million (pretax) as a reduction to net service fees from affiliates as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program. After completion of discussions with the OTS and the execution of the Supervisory Agreement, we recorded an additional reserve of $50 million, inclusive of the $15 million donation commitment, in second quarter 2007. We reduced the reserve by $18 million in first quarter 2008 and $25 million in second quarter 2008 as a result of our current evaluations of our loss exposure. As the estimate is based on judgments and assumptions made by management, the actual cost of implementing the remediation program may differ from our estimate. As of June 30, 2008, we have made reimbursements of $43.5 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement.

Note 12.  Fair Value Measurements

The fair value of a financial instrument is the amount that would be received if an asset is sold or the amount that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is listed on an exchange or traded over-the-counter or is new to the market and not yet established, the characteristics specific to the transaction, and general market conditions.

Fair Value Hierarchy

Beginning January 1, 2008, we measure and classify assets and liabilities recorded at fair value in the consolidated balance sheet in a hierarchy for disclosure purposes consisting of three “Levels” based on the observability of inputs available in the market place used to measure the fair values. In general, we determine the fair value measurements classified as Level 1 based on inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We generally obtain market price data from exchange or dealer markets. We do not adjust the quoted price for such instruments. Assets measured using Level 1 inputs include certain investment securities (including certain actively traded listed common stock). We determine the fair value measurements classified as Level 2 based on inputs utilizing other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured on a recurring basis using Level 2 inputs include certain investment securities (including certain government and agency securities, most investment-grade and high-yield corporate bonds, certain asset-backed securities, and state and municipal obligations), certain cash equivalents, short-term investments, securities lending collateral, and derivative assets and liabilities. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Assets measured using Level 3 inputs include certain investment securities (including certain asset-backed securities and private equity investments), securities lending collateral, real estate loans held for sale, real estate owned, other intangible assets, and goodwill. In certain cases, the inputs we use to measure the fair value of an asset may fall into different levels of the fair value hierarchy. In such cases, we determine the level in the fair value hierarchy within which the fair value measurement in its entirety falls based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Fair Value Measurements – Recurring Basis

On a recurring basis we measure the fair value of investment securities, cash and cash equivalents, short-term investments, securities lending collateral, and derivative assets and liabilities. The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value. Fair value measurements on a recurring basis were as follows:

June 30, 2008	Fair Value Measurements Using			Counterparty	Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	Netting	At Fair Value
Assets Investment securities	$433	$1,303,107	$ 85,949	$ -	$1,389,489
Cash and cash equivalents	-	16,323	-	-	16,323
Short-term investments	-	456	-	-	456
Securities lending collateral	-	91,132	22,288	-	113,420
Derivatives	-	575,713	877	(67,671)	508,919
Total	$433	$1,986,731	$109,114	$(67,671)	$2,028,607
Liabilities
Derivatives	$ -	$ 71,177	$ -	$(67,671)	$ 3,506

Three Months Ended June 30, 2008	Fair Value Measurements Using Level 3
	Assets				Liabilities
(dollars in thousands)	Investment securities	Securities lending collateral	Derivatives	Total	Derivatives
Balance at beginning of period	$69,480	$22,714	$1,073	$ 93,267	$ 240
Net gains (losses) included in: Other revenues	(320)	(3,885)	(311)	(4,516)	(422)
Other comprehensive income	(1,107)	2,606	-	1,499	-
Purchases, sales, issuances, and settlements	(818)	(933)	115	(1,636)	182
Transfers in (out) of Level 3	18,714	1,786	-	20,500	-
Balance at end of period	$85,949	$22,288	$ 877	$109,114	$ -
Unrealized gains (losses) recognized in earnings on instruments held at June 30, 2008	$ -	$ -	$ -	$ -	$ -

Six Months Ended June 30, 2008	Fair Value Measurements Using Level 3
	Assets				Liabilities
(dollars in thousands)	Investment securities	Securities lending collateral	Derivatives	Total	Derivatives
Balance at beginning of period	$67,823	$27,212	$839	$ 95,874	$ 563
Net gains (losses) included in: Other revenues	82	(8,755)	109	(8,564)	2,712
Other comprehensive income	(4,251)	3,297	-	(954)	-
Purchases, sales, issuances, and settlements	(1,510)	(1,549)	(71)	(3,130)	(3,275)
Transfers in (out) of Level 3	23,805	2,083	-	25,888	-
Balance at end of period	$85,949	$22,288	$877	$109,114	$ -
Unrealized gains (losses) recognized in earnings on instruments held at June 30, 2008	$ -	$ -	$ -	$ -	$ -

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

Fair Value Measurements – Nonrecurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally quarterly, or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include real estate owned, real estate loans held for sale, other intangible assets, and goodwill.

At June 30, 2008, we had assets measured at fair value on a non-recurring basis on which we recorded other-than-temporary impairment charges during the three and six months ended June 30, 2008 as follows:

June 30, 2008	Fair Value Measurements Using				Gains (Losses)
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Three Months Ended	Six Months Ended
Real estate owned	$ -	$ -	$169,542	$169,542	$ (5,759)	$(10,329)
Real estate loans held for sale	-	-	31,755	31,755	(6,247)	(15,296)
Other intangible assets	-	-	-	-	(11,275)	(11,732)
Total	$ -	$ -	$201,297	$201,297	$(23,281)	$(37,357)

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we wrote down certain real estate owned to their fair value of $169.5 million, resulting in a loss of $5.8 million for the three months ended June 30, 2008, and $10.3 million for the six months ended June 30, 2008, which was included in other revenues. The fair value disclosed in the table above is unadjusted for transaction costs as required by SFAS 157. The amounts recorded on the balance sheet are net of transaction costs as required by SFAS 144.

In accordance with the provisions of SFAS No. 65 “Accounting for Certain Mortgage Banking Activities”, we wrote down certain real estate loans held for sale to their fair value of $31.8 million, resulting in a provision for valuation allowance of $6.2 million for the three months ended June 30, 2008, and $15.3 million for the six months ended June 30, 2008, which was included in mortgage banking revenues.

In accordance with the provisions of SFAS 144, we wrote down certain other intangible assets relating to the cessation of WFI’s wholesale originations that had a carrying value of $11.7 million to no fair value, resulting in an impairment charge of $11.3 million for the three months ended June 30, 2008, and $11.7 million for the six months ended June 30, 2008, which was included in operating expenses.

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

Cash and Cash Equivalents

We estimated the fair value of cash and cash equivalents using quoted prices where available and industry standard valuation models using market-based inputs when quoted prices are unavailable.

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

June 30,	2008		2007
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$21,421.2	76%	$18,386.6	69%
Short-term debt	4,040.8	14	5,668.4	21
Total debt	25,462.0	90	24,055.0	90
Equity	2,855.9	10	2,809.8	10
Total capital	$28,317.9	100%	$26,864.8	100%
Net finance receivables	$26,538.6		$24,893.7
Real estate loans held for sale	$ 35.5		$ 604.9

We issue a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtains our fixed-rate funding by issuing public or private long-term debt with maturities primarily ranging from three to ten years. AGFC and AGFI obtain most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate debt. We issue commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At June 30, 2008, short-term debt included $3.9 billion of commercial paper. AGFC also issues extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At June 30, 2008, short-term debt included $45.7 million of extendible commercial notes.

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

Accordingly, beginning in first quarter 2007, our targeted leverage was changed to 9.0 to 1 of adjusted debt to adjusted tangible equity, where adjusted debt equals total debt less 75% of hybrid debt and where adjusted tangible equity equals total shareholder’s equity plus 75% of hybrid debt and less goodwill, other intangibles, and accumulated other comprehensive (loss) income. Based on this definition, our adjusted tangible leverage at June 30, 2008, was 9.00x compared to 8.99x at June 30, 2007, and, prior to excluding the impact of year end excess cash and cash equivalents, 9.72x at December 31, 2007.

Reconciliations of total debt to adjusted debt were as follows:

	June 30,	June 30,	December 31,
(dollars in millions)	2008	2007	2007
Total debt	$25,462.0	$24,055.0	$26,530.4
75% of hybrid debt	(261.9)	(259.3)	(261.9)
Adjusted debt	$25,200.1	$23,795.7	$26,268.5

Reconciliations of equity to adjusted tangible equity were as follows:

	June 30,	June 30,	December 31,
(dollars in millions)	2008	2007	2007
Equity	$2,855.9	$2,809.8	$2,811.9
75% of hybrid debt	261.9	259.3	261.9
Goodwill	(340.6)	(307.7)	(340.6)
Other intangibles	(93.7)	(117.8)	(111.2)
Accumulated other comprehensive loss	117.1	2.8	81.8
Adjusted tangible equity	$2,800.6	$2,646.4	$2,703.8

AGFI has historically paid dividends to (or received capital contributions from) its parent to manage to our targeted leverage. Certain AGFI and AGFC financing agreements effectively limit the amount of dividends they are permitted to pay. AGFI’s ability to pay dividends depends on dividends or other funds it receives from its subsidiaries, primarily AGFC. As part of AGFC’s July 10, 2008 resyndication of its expiring 364-day committed credit facility, AGFC entered into a capital support agreement with AIG, whereby AIG agrees to have AGFC maintain an adjusted tangible leverage ratio of at or below 8 to 1. AGFC continues to target its adjusted tangible leverage ratio at 7.5 to 1.

Liquidity Facilities

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. AGFC does not guarantee any borrowings of AGFI.

At June 30, 2008, AGFC had committed credit facilities totaling $4.952 billion, including a $2.125 billion multi-year credit facility, a $2.625 billion 364-day credit facility, and a 100.0 million British Pound one-year operating facility for Ocean. The 364-day facility allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan. AGFI is an eligible borrower under the 364-day facility for up to $400.0 million. Each of the facilities requires that AGFC is directly or indirectly majority-owned by AIG. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.06% at June 30, 2008. At June 30, 2008, outstanding borrowings totaled $65.0 million under the Ocean operating facility. There were no amounts outstanding under the other committed credit facilities at June 30, 2007. On July 10, 2008, we resyndicated our maturing $2.625 billion 364-day facility at a decreased amount of $2.450 billion for another term of 364 days. In addition to the continued one-year term loan provision and the AIG majority ownership requirement, the new 364-day facility includes (for the benefit of its lenders) a capital support agreement with AIG, whereby AIG agrees to have AGFC maintain an adjusted tangible leverage ratio of at or below 8 to 1.

At June 30, 2008, AGFI and certain of its subsidiaries also had uncommitted credit facilities of $195.0 million, compared to $516.0 million of uncommitted credit facilities at June 30, 2007 (including $321.0 million for Ocean). Portions of these uncommitted facilities could be increased depending upon lender ability to participate its loans under these facilities. Outstanding borrowings under these uncommitted credit facilities totaled $60.0 million at June 30, 2008, and $124.2 million (including $64.2 million of Ocean borrowings) at June 30, 2007.

Liquidity

Our sources of funds include cash flows from operations, issuances of long-term debt in domestic and foreign markets, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, sales of finance receivables, and securitizations. AGFI also receives capital contributions from its parent to support finance receivable growth and maintain targeted leverage.

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

Principal sources and uses of cash were as follows:

Six Months Ended June 30,
(dollars in millions)	2008	2007
Principal sources of cash: Operations	$ 548.7	$880.9
Capital contributions	145.0	76.0
Total	$ 693.7	$956.9
Principal uses of cash: Net repayment of debt	$1,218.4	$212.3
Net originations and purchases of finance receivables	1,199.4	575.6
Dividends paid	-	180.0
Total	$2,417.8	$967.9

We believe that consistent execution of our business strategies should allow continued access to capital markets to issue our commercial paper and long-term debt. We have implemented programs and operating guidelines that are intended to maintain adequate liquidity, to mitigate the impact of an inability to access capital markets, and to provide contingent funding sources. These programs and guidelines include the following:

•

We manage commercial paper as a percentage of total debt. At June 30, 2008, that percentage was 15% compared to 19% at June 30, 2007.

•

We spread commercial paper maturities throughout upcoming weeks and months.

•

We limit the amount of commercial paper that any one investor may hold.

•

We maintain credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. At June 30, 2008, we had $4.952 billion of committed bank credit facilities.

•

As a well-known seasoned issuer, AGFC has an automatic shelf registration statement on file with the SEC that permits AGFC immediate access to the U.S. public long-term debt markets.

•

We have positioned AGFC as a recognized issuer of long-term debt in foreign capital markets, and AGFC has established a Euro medium-term note program.

•

We have the capability to sell, on a whole loan basis, or securitize, a portion of our finance receivables.

•

We collect principal payments on our finance receivables, which totaled $7.1 billion in the twelve months ended June 30, 2008. We chose to reinvest most of these collections, plus additional amounts from borrowings, in new finance receivables, but these funds could have been made available for other uses, if necessary.

•

We have the ability to sell a portion of our insurance subsidiaries’ investment securities and to dividend, subject to certain regulatory limits, cash from the securities sales.

SEGMENTS

See Note 10 of the Notes to Condensed Consolidated Financial Statements for a description of our business segments.

The following statistics are derived from the Company’s segment reporting and are presented on a GAAP basis. We believe the following segment statistics are relevant to the reader because they are used by management to analyze and evaluate the performance of our business segments. “All Other” includes items that are not identified as part of our business segments and are excluded from our segment reporting. Selected statistics for the business segments were as follows:

	Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
Net finance receivables: Branch real estate loans			$ 9,521.2	$ 8,244.2
Centralized real estate			10,450.8	10,805.5
Branch non-real estate loans			4,196.9	3,729.1
Branch retail sales finance			2,218.6	1,991.5
Total segment net finance receivables			26,387.5	24,770.3
All other			151.1	123.4
Net finance receivables			$26,538.6	$24,893.7
Yield: Branch real estate loans	10.16%	11.15%	10.44%	11.25%
Centralized real estate	6.19	6.15	6.22	6.24
Branch non-real estate loans	20.29	20.79	20.50	20.91
Branch retail sales finance	11.64	11.64	11.70	11.69
Total segment yield	10.30	10.43	10.38	10.49
All other effect on yield	(0.10)	0.04	(0.06)	0.03
Total yield	10.20	10.47	10.32	10.52
Charge-off ratio: Branch real estate loans	1.43%	0.73%	1.31%	0.64%
Centralized real estate	0.55	0.14	0.43	0.14
Branch non-real estate loans	5.67	3.68	5.38	3.80
Branch retail sales finance	3.24	2.10	3.08	2.00
Total segment charge-off ratio	1.90	1.02	1.73	0.99
All other effect on charge-off ratio	(0.17)	-	(0.09)	0.01
Total charge-off ratio	1.73	1.02	1.64	1.00
Delinquency ratio: Branch real estate loans			4.00%	2.83%
Centralized real estate			3.04	1.25
Branch non-real estate loans			4.42	3.52
Branch retail sales finance			2.48	1.70
Total segment delinquency ratio			3.56	2.17
All other effect on delinquency ratio			-	0.01
Total delinquency ratio			3.56	2.18

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables for the business segments were as follows:

June 30,
(dollars in millions)	2008	2007
Net finance receivables: Branch real estate loans:
Prime	$ 1,606.2	$ 1,309.4
Non-prime	1,754.7	1,453.3
Sub-prime	6,033.3	5,421.7
Other/FICO unavailable	127.0	59.8
Total	$ 9,521.2	$ 8,244.2
Centralized real estate loans:
Prime	$ 8,000.8	$ 8,360.4
Non-prime	1,765.8	1,701.0
Sub-prime	643.2	570.5
Other/FICO unavailable	41.0	173.6
Total	$10,450.8	$10,805.5
Branch non-real estate loans:
Prime	$ 679.8	$ 601.6
Non-prime	998.0	909.3
Sub-prime	2,402.1	2,213.8
Other/FICO unavailable	117.0	4.4
Total	$ 4,196.9	$ 3,729.1
Branch retail sales finance:
Prime	$ 1,398.7	$ 1,316.9
Non-prime	326.2	310.1
Sub-prime	418.9	364.9
Other/FICO unavailable	74.8	(0.4)
Total	$ 2,218.6	$ 1,991.5

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for the business segments were as follows:

June 30,	2008	2007
Delinquency ratio: Branch real estate loans:
Prime	1.64%	0.87%
Non-prime	3.00	1.79
Sub-prime	4.94	3.60
Other/FICO unavailable	3.47	1.89
Total	4.00	2.83
Centralized real estate loans:
Prime	2.15%	0.79%
Non-prime	6.04	2.43
Sub-prime	5.94	4.51
Other/FICO unavailable	14.08	25.52
Total	3.04	1.25
Branch non-real estate loans:
Prime	2.33%	1.61%
Non-prime	3.63	2.59
Sub-prime	5.28	4.41
Other/FICO unavailable	5.50	5.27
Total	4.42	3.52
Branch retail sales finance:
Prime	1.11%	0.71%
Non-prime	4.25	2.76
Sub-prime	5.69	4.43
Other/FICO unavailable	2.81	2.97
Total	2.48	1.70

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net (Loss) Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
Net (loss) income	$(32.8)	$ 37.0	$ (66.1)	$ 52.3
Amount change	$(69.8)	$(80.0)	$(118.4)	$(184.2)
Percent change	(189)%	(68)%	(227)%	(78)%
Return on average assets	(0.44)%	0.53%	(0.45)%	0.38%
Return on average equity	(4.57)%	5.36%	(4.65)%	3.68%
Ratio of earnings to fixed charges	0.79x	1.18x	0.82x	1.11x

During 2007 and the six months ended June 30, 2008, the U.S. residential real estate markets and credit markets experienced significant turmoil as housing prices softened, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. These market developments are reflected in the decline in our net income in 2007 and 2008.

Net loss for the three and six months ended June 30, 2008, reflected significantly higher provision for finance receivable losses as a result of our monthly evaluations of our finance receivable portfolio, higher net charge-offs, and unfavorable variances related to derivatives. See Provision for Finance Receivable Losses and Other Revenues for further information.

Net loss for the three and six months ended June 30, 2008, also reflected a pretax charge of $27 million resulting from our decision to significantly reduce our mortgage banking operations by ceasing WFI’s wholesale originations (originations through mortgage brokers) effective June 17, 2008. The primary components of the $27 million pretax charge were $11 million in lease termination costs and fixed asset disposals, $11 million in intangible impairments, and $3 million in one-time termination costs.

Net income for the three and six months ended June 30, 2007, included accruals for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. We established a $128 million reserve in first quarter 2007 and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s then best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. See Note 11 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement. Net income for the six months ended June 30, 2007 also included a recovery of $65.0 million (pretax) on a legal settlement in January 2007. See Other Revenues for further information on the legal settlement.

See Note 10 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

Recent developments affecting the mortgage loan and U.S. residential real estate markets could continue to adversely affect our business. The non-prime or sub-prime mortgage loan market has been the subject of negative attention and has been, and may in the future become, subject to increased or changing regulation. Market developments and regulatory changes could continue to limit our business growth opportunities and increase our cost of borrowing through the capital markets. Any increased or changing regulation could also require us to devote additional resources to comply with that regulation. Further, the downturn in the U.S. residential real estate market could continue to adversely affect our results of operations. In many cases, decreased property values that accompany a market downturn reduce a borrower’s ability to refinance his or her mortgage. In addition, interest rate resets on adjustable-rate loans could negatively impact a borrower’s ability to repay. Defaults by borrowers could cause losses, could lead to increased claims relating to non-prime or sub-prime mortgage origination practices, and could continue to encourage the adoption of increased regulation. A sustained period of significantly increased costs, delinquencies and losses could continue to adversely affect our results of operations. For a discussion of additional risk factors relating to our businesses, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
Real estate loans	$ 404.4	$ 399.1	$ 806.7	$ 798.9
Non-real estate loans	210.5	188.6	412.6	371.8
Retail sales finance	60.4	56.1	122.0	110.8
Total	$ 675.3	$ 643.8	$ 1,341.3	$ 1,281.5
Amount change	$ 31.5	$ 21.3	$ 59.8	$ 50.9
Percent change	5%	3%	5%	4%
Average net receivables	$26,594.9	$24,653.8	$26,106.7	$24,536.0
Yield	10.20%	10.47%	10.32%	10.52%

Finance charges increased due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
Increase in average net receivables	$ 54.2	$19.6	$ 86.7	$36.6
Change in yield	(22.7)	1.7	(33.4)	14.3
Increase in number of days	-	-	6.5	-
Total	$ 31.5	$21.3	$ 59.8	$50.9

Average net receivables and changes in average net receivables by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$20,190.8	$1,125.7	$19,065.1	$(126.5)
Non-real estate loans	4,188.8	532.7	3,656.1	386.9
Retail sales finance	2,215.3	282.7	1,932.6	360.3
Total	$26,594.9	$1,941.1	$24,653.8	$ 620.7
Percent change		8%		3%

Six Months Ended June 30,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$19,862.0	$ 848.1	$19,013.9	$(127.6)
Non-real estate loans	4,058.5	459.5	3,599.0	359.9
Retail sales finance	2,186.2	263.1	1,923.1	359.6
Total	$26,106.7	$1,570.7	$24,536.0	$ 591.9
Percent change		6%		2%

Effective February 29, 2008, we purchased a substantial portion of Equity One, Inc.’s consumer branch finance receivable portfolio consisting of $1.014 billion of real estate loans, $289.8 million of non-real estate loans, and $156.0 million of retail sales finance receivables. However, finance receivable growth resulting from this purchase was partially offset by the slower U.S. housing market and our tighter underwriting guidelines which resulted in lower levels of originations of real estate loans for the three and six months ended June 30, 2008, when compared to the same periods in 2007.

Yield and changes in yield in basis points (bp) by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2008		2007
	Yield	Change	Yield	Change
Real estate loans	8.05%	(34) bp	8.39%	(8) bp
Non-real estate loans	20.17	(53)	20.70	(27)
Retail sales finance	10.95	(68)	11.63	(12)
Total	10.20	(27)	10.47	8

Six Months Ended June 30,	2008		2007
	Yield	Change	Yield	Change
Real estate loans	8.17%	(30) bp	8.47%	1 bp
Non-real estate loans	20.40	(37)	20.77	(30)
Retail sales finance	11.21	(39)	11.60	22
Total	10.32	(20)	10.52	17

Yield decreased for the three and six months ended June 30, 2008, when compared to the same periods in 2007 reflecting lower fees earned primarily due to the slowing liquidation of our finance receivable portfolio, the lower effective yield on purchased finance receivables, and the increase in later stage delinquencies which result in reversal of accrued finance charges.

Insurance Revenues

Insurance revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
Earned premiums	$39.8	$39.6	$78.5	$78.6
Commissions	1.1	2.2	2.2	4.7
Total	$40.9	$41.8	$80.7	$83.3
Amount change	$(0.9)	$ 3.6	$(2.6)	$ 6.0
Percent change	(2)%	9%	(3)%	8%

Investment Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
Investment revenue	$ 6.9	$21.1	$ 23.2	$43.7
Amount change	$(14.2)	$(0.2)	$(20.5)	$(0.4)
Percent change	(67)%	(1)%	(47)%	(1)%

Investment revenue was affected by the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
Average invested assets	$1,570.4	$1,510.4	$1,573.1	$1,503.2
Investment portfolio yield	5.90%	5.86%	5.88%	5.97%
Net realized losses on investment securities and securities lending	$ (17.0)	$ (1.6)	$ (26.0)	$ (2.3)

Net realized losses on investment securities and securities lending included $10.2 million for the three months ended June 30, 2008, and $17.9 million for the six months ended June 30, 2008, of other than temporary impairments on our investments in AIG’s securities lending pool.

Loan Brokerage Fees Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
Loan brokerage fees revenues	$ 7.0	$20.2	$ 16.1	$43.2
Amount change	$(13.2)	$20.2	$(27.1)	$43.2
Percent change	(65)%	N/A*	(63)%	N/A*

* Not applicable

Loan brokerage fees revenues decreased for the three and six months ended June 30, 2008, when compared to the same periods in 2007 primarily due to a significant decline in Ocean’s brokered loan volume reflecting the slower United Kingdom housing market.

Net Service Fees from Affiliates

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
Net service fees from affiliates	$25.9	$(49.1)	$ 44.9	$(176.6)
Amount change	$75.0	$(53.8)	$221.5	$(232.5)
Percent change	153%	N/M*	125%	N/M*

* Not meaningful

Net service fees from affiliates increased for the three and six months ended June 30, 2008, when compared to the same periods in 2007 reflecting accruals recorded in 2007 for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. We established a $128 million reserve in first quarter 2007 and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s then best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. We reduced the OTS remediation reserve by $18 million in first quarter 2008 and $25 million in second quarter 2008 as a result of our current evaluations of our loss exposure. See Note 11 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement.

Mortgage Banking Revenues

Mortgage banking revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
Net gain on sales of real estate loans held for sale	$ 0.8	$ 19.0	$ 7.0	$ 67.6
Provision for warranty reserve	(2.0)	(14.2)	(5.3)	(45.3)
Interest income on real estate loans held for sale	0.8	15.1	3.9	39.4
Total	$ (0.4)	$ 19.9	$ 5.6	$ 61.7
Amount change	$(20.3)	$(41.6)	$(56.1)	$ (5.4)
Percent change	(102)%	(68)%	(91)%	(8)%

Mortgage banking revenues decreased for the three and six months ended June 30, 2008, when compared to the same periods in 2007 reflecting a significant decrease in originations of real estate loans held for sale primarily due to the slower U.S. housing market and our tighter underwriting guidelines. The slower U.S. housing market was the primary factor for our decision to significantly reduce our mortgage banking operations by ceasing WFI’s wholesale originations effective June 17, 2008.

Other Revenues

Other revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
Derivative adjustments	$ (5.5)	$12.4	$ (62.9)	$ 15.1
Net (loss) recovery on sales of real estate owned	(7.1)	0.6	(11.8)	0.6
Writedowns on real estate owned	(5.8)	(2.8)	(10.3)	(5.7)
Foreign exchange gain (loss) on foreign currency denominated debt	-	2.2	0.8	(36.7)
Recovery on legal settlement	-	-	-	65.0
Other	(1.6)	(1.0)	1.2	(2.9)
Total	$(20.0)	$11.4	$ (83.0)	$ 35.4
Amount change	$(31.4)	$11.3	$(118.4)	$ 37.3
Percent change	(275)%	N/M*	(334)%	N/M*

* Not meaningful

Derivative adjustments for the six months ended June 30, 2008, reflected a credit valuation adjustment loss of $34.5 million on the fair value of our derivatives due to the implementation of SFAS 157 effective January 1, 2008 (of which $13.3 million represents the transition amount at January 1, 2008, from the adoption of SFAS 157), and an ineffectiveness loss of $26.3 million on economically swapped positions that received hedge accounting treatment beginning in June 2007. The credit valuation adjustment loss resulted from the measurement of credit risk using credit default swap valuation modeling. The credit valuation adjustment loss increased significantly in the six months ended June 30, 2008, due to the widening of credit default swap spreads. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives were primarily with a non-subsidiary affiliate that is highly rated due to credit support from AIG, its parent. Derivative adjustments for the three months ended June 30, 2008, reflected an ineffectiveness loss of $11.0 million, partially offset by a credit valuation adjustment gain of $4.9 million. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further information on our derivatives.

Other revenues for the six months ended June 30, 2007, included a recovery on a legal settlement in January 2007. On January 19, 2007, HSA Residential Mortgage Services of Texas, Inc. (RMST), a subsidiary of AGFI, and State Bank of Long Island (SBLI) reached an agreement to settle all claims between them relating to Island Mortgage Network, Inc. As part of that settlement, SBLI agreed to pay RMST $65 million. This settlement was completed on January 24, 2007, and RMST dismissed their lawsuit against SBLI.

Other revenues for the six months ended June 30, 2007, included foreign exchange losses on foreign currency denominated debt that were not fully offset by gains arising from derivative adjustments. These amounts relate primarily to economically swapped positions that did not receive hedge accounting designation until June 2007.

Interest Expense

The impact of using the swap agreements that qualify as hedges under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
Long-term debt	$ 274.6	$ 239.0	$ 562.0	$ 495.8
Short-term debt	25.7	70.6	55.3	124.3
Total	$ 300.3	$ 309.6	$ 617.3	$ 620.1
Amount change	$ (9.3)	$ 17.1	$ (2.8)	$ 64.4
Percent change	(3)%	6%	-%	12%
Average borrowings	$24,927.2	$23,645.3	$24,730.3	$23,728.9
Interest expense rate	4.82%	5.23%	4.99%	5.23%

Interest expense (decreased) increased due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
(Decrease) increase in interest expense rate	$(26.1)	$13.1	$(29.0)	$40.9
Increase in average borrowings	16.8	4.0	26.2	23.5
Total	$ (9.3)	$17.1	$ (2.8)	$64.4

Average borrowings and changes in average borrowings by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$21,321.9	$ 2,937.3	$18,384.6	$438.0
Short-term debt	3,605.3	(1,655.4)	5,260.7	(68.7)
Total	$24,927.2	$ 1,281.9	$23,645.3	$369.3
Percent change		5%		2%

Six Months Ended June 30,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$21,370.7	$ 2,280.8	$19,089.9	$986.9
Short-term debt	3,359.6	(1,279.4)	4,639.0	(24.1)
Total	$24,730.3	$ 1,001.4	$23,728.9	$962.8
Percent change		4%		4%

AGFC issued $5.9 billion of long-term debt during the twelve months ended June 30, 2008. We used the proceeds of these long-term debt issuances to support growth in finance receivables and to refinance maturing debt.

We fund our real estate loans held for sale primarily with short-term debt, which contributed to the decrease in short-term average borrowings.

Interest expense rate and changes in interest expense rate in basis points by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2008		2007
	Rate	Change	Rate	Change
Long-term debt	5.15%	(4) bp	5.19%	18 bp
Short-term debt	2.86	(252)	5.38	35
Total	4.82	(41)	5.23	21

Six Months Ended June 30,	2008		2007
	Rate	Change	Rate	Change
Long-term debt	5.25%	6 bp	5.19%	30 bp
Short-term debt	3.30	(210)	5.40	55
Total	4.99	(24)	5.23	35

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

Operating Expenses

Operating expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
Salaries and benefits	$129.9	$142.1	$262.1	$294.2
Other operating expenses	115.5	99.4	218.6	216.5
Total	$245.4	$241.5	$480.7	$510.7
Amount change	$ 3.9	$ 29.8	$ (30.0)	$ 75.6
Percent change	2%	14%	(6)%	17%
Operating expenses as a percentage of average net receivables	3.69%	3.92%	3.68%	4.16%

Salaries and benefits decreased for the three and six months ended June 30, 2008, when compared to the same periods in 2007 primarily due to decreases in commissions resulting from lower centralized real estate loan production (including our reduced mortgage banking operations) and fewer employees in our centralized real estate business segment.

Other operating expenses increased for the three and six months ended June 30, 2008, when compared to the same periods in 2007 primarily due to a pretax charge of $27 million resulting from our decision to significantly reduce our mortgage banking operations by ceasing WFI’s wholesale originations effective June 17, 2008. The primary components of the $27 million pretax charge were $11 million in lease termination costs and fixed asset disposals, $11 million in intangible impairments, and $3 million in one-time termination costs. The increases in other operating expenses for the three and six months ended June 30, 2008, when compared to the same periods in 2007 were partially offset by lower advertising expenses.

The increase in other operating expenses for the six months ended June 30, 2008, when compared to the same period in 2007 also reflected additional amounts recorded in first quarter 2007 relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank.

Provision for Finance Receivable Losses

	Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
Provision for finance receivable losses	$238.0	$84.6	$413.6	$141.1
Amount change	$153.4	$35.1	$272.5	$ 59.0
Percent change	181%	71%	193%	72%
Net charge-offs	$115.4	$62.8	$212.9	$122.3
Charge-off ratio	1.73%	1.02%	1.64%	1.00%
Charge-off coverage	1.74x	2.02x	1.88x	2.08x
60 day+ delinquency			$965.1	$553.6
Delinquency ratio			3.56%	2.18%
Allowance for finance receivable losses			$802.6	$507.5
Allowance ratio			3.02%	2.04%

Provision for finance receivable losses increased for the three and six months ended June 30, 2008, when compared to the same period in 2007 as a result of our monthly evaluations of our finance receivable portfolio, and higher net charge-offs in 2008.

Net charge-offs and changes in net charge-offs by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$ 46.9	$27.6	$19.3	$ 3.9
Non-real estate loans	51.8	18.4	33.4	4.1
Retail sales finance	16.7	6.6	10.1	3.0
Total	$115.4	$52.6	$62.8	$11.0

Six Months Ended June 30,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$ 80.0	$45.0	$ 35.0	$ 8.1
Non-real estate loans	100.7	32.6	68.1	5.8
Retail sales finance	32.2	13.0	19.2	4.0
Total	$212.9	$90.6	$122.3	$17.9

Charge-off ratios and changes in charge-off ratios in basis points by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2008		2007
	Ratio	Change	Ratio	Change
Real estate loans	0.93%	52 bp	0.41%	9 bp
Non-real estate loans	4.95	127	3.68	7
Retail sales finance	3.02	91	2.11	29
Total	1.73	71	1.02	16

Six Months Ended June 30,	2008		2007
	Ratio	Change	Ratio	Change
Real estate loans	0.81%	44 bp	0.37%	9 bp
Non-real estate loans	4.99	119	3.80	(6)
Retail sales finance	2.96	96	2.00	5
Total	1.64	64	1.00	13

Total charge-off ratio increased for the three and six months ended June 30, 2008, when compared to the same periods in 2007 primarily due to negative economic fundamentals, a higher proportion of non-real estate loans and retail sales finance compared to real estate loans, the maturation of the real estate loan portfolio, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower charge-off rates.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), decreased for the three and six months ended June 30, 2008, when compared to the same periods in 2007 primarily due to higher net charge-offs, partially offset by higher allowance for finance receivable losses.

Delinquency based on contract terms in effect and changes in delinquency by type when compared to the same period for the previous year were as follows:

June 30,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$702.0	$328.3	$373.7	$ 94.7
Non-real estate loans	202.1	59.0	143.1	18.7
Retail sales finance	61.0	24.2	36.8	8.9
Total	$965.1	$411.5	$553.6	$122.3

Delinquency ratios based on contract terms in effect and changes in delinquency ratios in basis points by type when compared to the same period for the previous year were as follows:

June 30,	2008		2007
	Ratio	Change	Ratio	Change
Real estate loans	3.50%	155 bp	1.95%	49 bp
Non-real estate loans	4.42	90	3.52	11
Retail sales finance	2.48	78	1.70	15
Total	3.56	138	2.18	43

The delinquency ratio at June 30, 2008, increased when compared to June 30, 2007, primarily due to negative economic fundamentals, a higher proportion of non-real estate loans and retail sales finance compared to real estate loans, the maturation of the real estate loan portfolio, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower delinquency rates.

Real estate owned increased to $131.7 million at June 30, 2008, from $77.0 million at June 30, 2007, reflecting negative economic fundamentals, the downturn in the U.S. residential real estate market, and the resulting increase in foreclosures.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at June 30, 2008, when compared to June 30, 2007, was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses in response to our higher levels of delinquency. The purchase of finance receivables from Equity One, Inc. in first quarter 2008 did not initially impact our allowance for finance receivable losses. We accounted for these finance receivables in accordance with SOP 03-3, which requires that only losses incurred on acquired finance receivables after their acquisition be included in allowance for finance receivable losses. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information on these purchased finance receivables.

The increase in the allowance ratio at June 30, 2008, when compared to June 30, 2007, was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses, partially offset by growth in finance receivables during the twelve months ended June 30, 2008.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
Claims incurred	$16.3	$16.2	$34.4	$32.8
Change in benefit reserves	(0.2)	-	(1.8)	(0.1)
Total	$16.1	$16.2	$32.6	$32.7
Amount change	$ (0.1)	$ 1.9	$ (0.1)	$ 2.6
Percent change	(1)%	13%	-%	9%

(Credit) Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007
(Credit) provision for income taxes	$(31.4)	$ 20.4	$ (49.2)	$ 15.4
Amount change	$(51.8)	$ (43.0)	$ (64.6)	$(118.2)
Percent change	(254)%	(68)%	(419)%	(88)%
Pretax (loss) income	$(64.2)	$ 57.3	$(115.3)	$ 67.7
Effective income tax rate	48.85%	35.52%	42.67%	22.81%

Pretax loss for the three and six months ended June 30, 2008, reflected higher provision for finance receivable losses as a result of our monthly evaluations of our finance receivable portfolio, higher net charge-offs, unfavorable variances related to derivatives, and a pretax charge of $27 million resulting from our decision to significantly reduce our mortgage banking operations by ceasing WFI’s wholesale originations effective June 17, 2008.

Pretax income for the three and six months ended June 30, 2007, reflected accruals for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. We established a $128 million reserve as of March 31, 2007, and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s then best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. See Note 11 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement. Pretax income for the six months ended June 30, 2007, also included a recovery of $65.0 million (pretax) on a legal settlement in January 2007.

The effective income tax rate for the three and six months ended June 30, 2008 reflected tax benefits on our pretax loss and tax-exempt interest.

The effective income tax rate for the six months ended June 30, 2007 reflected a cumulative deferred tax benefit of $8.6 million resulting from the correction of an accounting error. In connection with the January 1, 2003, purchase business combination of WFI, we identified $40.9 million of intangible assets in accordance with SFAS No. 141 “Business Combinations” (SFAS 141) for which there was no corresponding tax basis. In years 2003 through 2006, we recorded a cumulative $8.6 million in current tax expense associated with the amortization of the intangible assets. Upon review of the amortization of these intangible assets, we concluded that a deferred tax liability of $14.3 million should have been established in accordance with SFAS No. 109 “Accounting for Income Taxes” at the time of the purchase business combination and that, for years 2003 through 2006, the amortization of the intangible assets should have resulted in a cumulative deferred tax benefit of $8.6 million. Since no deferred tax liability was initially recorded, we recognized a cumulative deferred tax benefit of $8.6 million in first quarter 2007. We further concluded that, in accordance with SFAS 141, the $14.3 million deferred tax liability that should have been recorded at the time of the purchase business combination would have increased the amount of goodwill recorded in connection with the purchase business combination. Therefore, in first quarter 2007, we increased the $54.1 million of goodwill initially recorded in connection with the purchase business combination of WFI to $68.4 million.

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

We issue fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also alters the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt interest payments to floating-rate interest payments. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 28% of our borrowings at June 30, 2008, compared to 37% at June 30, 2007. Adjustable-rate net finance receivables (excluding those still in a fixed-rate period) represented 4% of our net finance receivables at June 30, 2008, compared to 5% at June 30, 2007. Approximately 5% of our real estate loans outstanding at June 30, 2008, are scheduled to reset by the end of 2008 and another 2% by the end of 2009.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 44 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE, INC.
(Registrant)
Date:	August 7, 2008	By	/s/	Donald R. Breivogel, Jr.
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