Form 10-Q
period 2008-09-30
AMERICAN GENERAL FINANCE INC
filed 2008-11-14
CIK 25600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	September 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 2-82985 AMERICAN GENERAL FINANCE, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1313922
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

At November 14, 2008, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Revenues Finance charges	$ 670,148	$656,660	$2,011,447	$1,938,205
Insurance	39,581	42,774	120,275	126,039
Investment	(13,098)	23,617	10,143	67,285
Loan brokerage fees	5,711	18,820	21,850	62,010
Net service fees from affiliates	10,979	883	55,854	(175,700)
Mortgage banking	420	9,585	6,044	71,330
Other	(7,577)	(6,933)	(90,534)	28,514
Total revenues	706,164	745,406	2,135,079	2,117,683
Expenses Interest expense	308,338	315,990	925,633	936,049
Operating expenses: Salaries and benefits	121,364	136,527	383,490	430,771
Other operating expenses	528,966	106,421	747,555	322,908
Provision for finance receivable losses	308,490	99,437	722,131	240,517
Insurance losses and loss adjustment expenses	22,268	16,070	54,841	48,791
Total expenses	1,289,426	674,445	2,833,650	1,979,036
(Loss) income before (credit) provision for income taxes	(583,262)	70,961	(698,571)	138,647
(Credit) Provision for Income Taxes	(79,779)	22,277	(128,979)	37,713
Net (Loss) Income	$(503,483)	$ 48,684	$ (569,592)	$ 100,934

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(dollars in thousands)	2008	2007
Assets Net finance receivables: Real estate loans	$19,753,027	$19,451,565
Non-real estate loans	4,143,331	3,895,329
Retail sales finance	2,294,331	2,165,844
Net finance receivables	26,190,689	25,512,738
Allowance for finance receivable losses	(968,838)	(601,900)
Net finance receivables, less allowance for finance receivable losses	25,221,851	24,910,838
Real estate loans held for sale	25,771	232,667
Investment securities	1,218,085	1,422,004
Cash and cash equivalents	2,436,139	2,088,989
Other assets	1,177,250	1,965,649
Total assets	$30,079,096	$30,620,147
Liabilities and Shareholder’s Equity Long-term debt	$21,813,637	$22,586,994
Short-term debt: Note payable to affiliate	419,450	-
Other short-term debt	4,571,968	3,943,460
Insurance claims and policyholder liabilities	398,419	398,751
Other liabilities	472,577	875,311
Accrued taxes	7,791	3,774
Total liabilities	27,683,842	27,808,290
Shareholder’s equity: Common stock	1,000	1,000
Additional paid-in capital	1,366,788	1,146,366
Accumulated other comprehensive loss	(149,276)	(81,846)
Retained earnings	1,176,742	1,746,337
Total shareholder’s equity	2,395,254	2,811,857
Total liabilities and shareholder’s equity	$30,079,096	$30,620,147

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,
(dollars in thousands)	2008	2007
Cash Flows from Operating Activities Net (loss) income	$ (569,592)	$ 100,934
Reconciling adjustments: Provision for finance receivable losses	722,131	240,517
Depreciation and amortization	118,486	118,637
Deferral of finance receivable origination costs	(48,023)	(57,070)
Deferred income tax benefit	(128,651)	(106,643)
Writedown of goodwill and other intangible assets	443,690	-
Origination of real estate loans held for sale	(140,007)	(4,191,295)
Sales and principal collections of real estate loans held for sale	348,685	4,929,649
Net gain on sales of real estate loans held for sale	(7,076)	(83,727)
Provision for warranty reserve	5,293	62,363
Change in other assets and other liabilities	(116,687)	151,957
Change in insurance claims and policyholder liabilities	(332)	4,751
Change in taxes receivable and payable	(5,826)	10,863
Other, net	75,837	(5,195)
Net cash provided by operating activities	697,928	1,175,741
Cash Flows from Investing Activities Finance receivables originated or purchased	(6,113,820)	(6,876,437)
Principal collections on finance receivables	5,094,150	5,776,663
Net cash paid in acquisition of Ocean Finance and Mortgages Limited	(38,470)	(125,025)
Investment securities purchased	(79,336)	(126,220)
Investment securities called and sold	157,458	64,514
Investment securities matured	11,025	26,665
Change in premiums on finance receivables purchased and deferred charges	(63,273)	(2,397)
Other, net	(30,998)	(8,425)
Net cash used for investing activities	(1,063,264)	(1,270,662)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	2,592,560	2,882,925
Repayment of long-term debt	(3,165,459)	(3,221,690)
Change in short-term debt	1,061,158	552,645
Capital contribution from parent	220,000	76,000
Dividends paid	-	(213,004)
Net cash provided by financing activities	708,259	76,876
Effect of exchange rate changes	4,227	(30)
Increase (decrease) in cash and cash equivalents	347,150	(18,075)
Cash and cash equivalents at beginning of period	2,088,989	235,149
Cash and cash equivalents at end of period	$ 2,436,139	$ 217,074

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Net (loss) income	$(503,483)	$ 48,684	$(569,592)	$100,934
Other comprehensive loss: Net unrealized (losses) gains on: Investment securities and securities lending collateral	(55,564)	10,199	(122,015)	(16,449)
Swap agreements	(18,956)	(58,045)	(32,930)	(79,317)
Foreign currency translation adjustments	(7,195)	1,154	(7,840)	2,750
Income tax effect: Net unrealized losses (gains) on: Investment securities and securities lending collateral	19,448	(6,090)	42,706	3,236
Swap agreements	6,635	20,317	11,526	27,762
Other comprehensive loss, net of tax, before reclassification adjustments	(55,632)	(32,465)	(108,553)	(62,018)
Reclassification adjustments for realized losses included in net (loss) income: Investment securities and securities lending collateral	35,503	1,561	61,474	3,862
Swap agreements	598	598	1,793	1,793
Income tax effect: Investment securities and securities lending collateral	(12,426)	(547)	(21,516)	(1,352)
Swap agreements	(210)	(210)	(628)	(628)
Reclassification adjustments included in net (loss) income, net of tax	23,465	1,402	41,123	3,675
Other comprehensive loss, net of tax	(32,167)	(31,063)	(67,430)	(58,343)
Comprehensive (loss) income	$(535,650)	$ 17,621	$(637,022)	$ 42,591

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008

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

Going Concern Consideration

In September 2008, AIG experienced a severe strain on its liquidity that resulted in AIG on September 22, 2008, entering into an $85 billion revolving credit facility and a guarantee and pledge agreement (the Pledge Agreement) with the Federal Reserve Bank of New York (NY Fed). Under the credit facility agreement (the Fed Credit Agreement), AIG has agreed to issue a new series of perpetual, non-redeemable Convertible Participating Serial Preferred Stock (the Preferred Stock) to a trust that will hold the Preferred Stock for the benefit of the United States Treasury. The Preferred Stock will from issuance (i) be entitled to participate in any dividends paid on AIG’s common stock with the payments attributable to the Preferred Stock being approximately, but not in excess of, 79.9% of the aggregate dividends paid on AIG’s common stock, treating the Preferred Stock as if converted and (ii) vote with AIG's common stock on all matters submitted to AIG shareholders, and will hold approximately, but not in excess of, 79.9% of the aggregate voting power of the common stock, treating the Preferred Stock as if converted. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

In connection with the preparation of its quarterly report on Form 10-Q for the quarterly period ended September 30, 2008, AIG assessed its ability to continue as a going concern. After considering several factors as outlined in AIG’s Form 10-Q, including its intention to enter into certain agreements with the NY Fed to limit AIG’s future exposures to the multi-sector credit default swap portfolio and securities lending programs, AIG believes that it will have adequate liquidity to finance and operate its businesses, execute its disposition plan, and repay its obligations for at least the next twelve months. However, it is possible that the actual outcome of one or more of AIG’s plans could be materially different, the intended agreements with the NY Fed noted above do not result in completed transactions, or that one or more of its significant judgments or estimates could prove to be materially incorrect. If AIG is not able to continue as a going concern or no longer continues to support the capital or liquidity needs of the Company, our business and results of operations may be adversely affected.

Historically, we funded our operations and repaid our obligations using funds collected from our finance receivable portfolio and new debt issuances. Since the events of September 2008 and through November 14, 2008, our traditional borrowing sources, including our ability to issue debt in the capital markets, are not available, and management does not expect them to become available to us in the near future. In addition to finance receivable collections, management is exploring additional initiatives to meet our financial and operating obligations. These initiatives include possible portfolio sales, securitizations or participations, and additional expense reductions. In addition, we can improve our liquidity position by further severely reducing our originations of finance receivables. Should we lack sufficient funds to meet our obligations, AIG would need to find additional sources of liquidity for us, which include funding through the Fed Credit Agreement.

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•

the ability of AIG to provide funding to the Company;

•

the amount of cash expected to be collected from our finance receivable portfolio through liquidations and receipt of finance charges, which could be significantly different than our estimates;

•

the uncertainty of renewed access to debt or general credit markets;

•

uncertainty of potential credit ratings actions;

•

the potential adverse effect on the Company relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG is not able to continue as a going concern;

•

constraints on our business resulting from the Fed Credit Agreement, including on our ability to pursue certain funding sources, such as portfolio or asset sales or securitizations or participations, without prior approval from the NY Fed;

•

the impact on our debt covenants and access to funding, due to potential adverse results of operations;

•

the potential effect on the Company if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans; and

•

additional unforeseen cash demands or accelerations of obligations.

After consideration of the above factors, primarily our ability to obtain funding from AIG and our ability to severely reduce originations of finance receivables, based on our estimates, and after consideration of the risks and uncertainties to such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months. However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect, then we may not have sufficient cash to meet our obligations and there could exist substantial doubt about our ability to continue as a going concern.

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets nor relating to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

In fourth quarter 2007, we determined that we should have recorded a deferred tax liability for certain assets (primarily other intangibles) totaling $116.6 million for which there was no corresponding tax basis. As a result, we established a deferred tax liability of $32.9 million in fourth quarter 2007 in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes” (SFAS 109). In addition, we increased the amount of goodwill recorded in connection with this purchase by $32.9 million in fourth quarter 2007 in accordance with SFAS No. 141 “Business Combinations”. The applicability to Ocean of Accounting Principles Board (APB) 23 “Accounting for Income Taxes-Special Areas” allowed us to establish the deferred tax liability at the United Kingdom tax rate.

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

Troubled Debt Restructured Finance Receivables

During 2008, we have made an increasing number of modifications to our real estate loans by our centralized real estate and branch business segments. When we modify a real estate loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a Troubled Debt Restructuring (TDR). We restructure finance receivables only if we believe the customer has the ability to pay under the restructured terms for the foreseeable future. We establish TDR reserves in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”.

Finance charges for TDR finance receivables are recognized in the same manner as for other finance receivables.

Derivative Financial Instruments

We measure derivative fair values assuming that the unit of account is a group of derivatives executed with the same counterparty under a master netting agreement. Therefore, we report derivative assets and liabilities on a net basis, by counterparty, after consideration of the master netting agreements.

Note 4.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurements but does not change existing guidance about whether an asset or liability is carried at fair value. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. We adopted SFAS 157 on January 1, 2008, its required effective date. With respect to the implementation of SFAS 157, we applied the adjustments to the market value of our derivative instruments prospectively. The most significant effect of adopting SFAS 157 on our results of operations for the three and nine months ended September 30, 2008, related to changes in the fair value methodology with respect to derivative assets already carried at fair value. See Note 7 for additional information on our derivatives and Note 13 for additional information on our SFAS 157 disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in income. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 permits the fair value option election on an instrument-by-instrument basis for eligible items existing at the adoption date and at initial recognition of an asset or liability, or upon most events that give rise to a new basis of accounting for that instrument. We adopted SFAS 159 on January 1, 2008, its required effective date. Since we did not elect to measure any eligible existing instruments at fair value upon initial application of SFAS 159, on January 1, 2008, there was no impact to retained earnings. Additionally, we did not elect the fair value option for any newly acquired instrument or other eligible item during 2008.

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

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: an amendment of FASB Statement No. 133 and FASB Interpretation No. 45” (FSP). The FSP amends SFAS 133 to require additional disclosures by sellers of credit derivatives, including derivatives embedded in a hybrid instrument. The FSP amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The FSP is effective for us beginning with the December 31, 2008 financial statements. Because the FSP only requires additional disclosures about credit derivatives and guarantees, it will have no effect on our consolidated financial condition, results of operations, or cash flows.

In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP SFAS 157-3). FSP SFAS 157-3 provides guidance clarifying certain aspects of SFAS 157 with respect to the fair value measurements of a security when the market for that security is inactive. We have adopted this guidance. Our adoption of FSP SFAS 157-3 did not have a material effect on our consolidated financial condition or results of operations.

Note 5.  Finance Receivables

Components of net finance receivables by type were as follows:

September 30, 2008	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$19,738,556	$4,493,541	$2,520,907	$26,753,004
Unearned finance charges and points and fees	(214,381)	(450,905)	(265,893)	(931,179)
Accrued finance charges	126,474	52,304	35,273	214,051
Deferred origination costs	23,854	41,724	-	65,578
Premiums, net of discounts	78,524	6,667	4,044	89,235
Total	$19,753,027	$4,143,331	$2,294,331	$26,190,689

December 31, 2007	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$19,443,785	$4,235,721	$2,345,733	$26,025,239
Unearned finance charges and points and fees	(196,452)	(435,265)	(220,383)	(852,100)
Accrued finance charges	125,644	51,052	41,144	217,840
Deferred origination costs	25,615	43,493	-	69,108
Premiums, net of discounts	52,973	328	(650)	52,651
Total	$19,451,565	$3,895,329	$2,165,844	$25,512,738

Unused credit limits extended by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate (whose private label finance receivables are fully participated to the Company), and the Company to their customers were $6.8 billion at September 30, 2008, and $6.4 billion at December 31, 2007. Our experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of AIG Bank and the Company.

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

We include the carrying amount of these finance receivables in net finance receivables, less allowance for finance receivable losses. The contractual amount of these finance receivables by type and the related carrying amount were as follows:

September 30,
(dollars in thousands)	2008
Contractual amount: Real estate loans	$13,034
Non-real estate	3,625
Retail sales finance	880
Total	$17,539
Carrying amount, net of allowance of $5,900	$14,866

Changes in accretable yield of these finance receivables were as follows:

	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2008	September 30, 2008
Balance at beginning of period	$5,243	$ -
Additions	-	3,586
Accretion	(1,300)	(2,368)
Reclassifications from (to) nonaccretable difference	-	2,725
Disposals	-	-
Balance at end of period	$3,943	$3,943

We did not create a valuation allowance in the initial accounting for these acquired finance receivables. During second quarter 2008, we established an allowance for finance receivable losses for these finance receivables through the provision for finance receivable losses of $5.3 million due to decreases in expected cash flows for certain pools. We increased this allowance by $0.6 million during third quarter 2008.

The portion of these finance receivables that were acquired during the nine months ended September 30, 2008 (none were acquired during the three months ended September 30, 2008), for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

Nine months ended September 30,
(dollars in thousands)	2008
Contractually required payments receivable at acquisition: Real estate loans	$21,545
Non-real estate	16,788
Retail sales finance	3,123
Total	$41,456
Cash flows expected to be collected at acquisition	$24,992
Basis in acquired finance receivables at acquisition	$21,406

We include the carrying amount of TDR finance receivables in net finance receivables, less allowance for finance receivable losses. Information regarding these finance receivables (which are all real estate loans) was as follows:

September 30,
(dollars in thousands)	2008
TDR net finance receivables	$346,471
TDR net finance receivables that have a valuation allowance	$346,471
Allowance for TDR finance receivable losses	$ 20,060

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2008	September 30, 2008
TDR average net receivables	$294,670	$156,787

TDR finance charges recognized	$ 3,966	$ 5,976

Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$ 802,607	$507,500	$ 601,900	$ 488,700
Provision for finance receivable losses	308,490	99,437	722,131	240,517
Charge-offs	(153,257)	(83,711)	(390,217)	(231,772)
Recoveries	10,998	11,774	35,024	37,555
Balance at end of period	$ 968,838	$535,000	$ 968,838	$ 535,000

Note 7.  Derivative Financial Instruments

Our principal borrowing subsidiary is American General Finance Corporation (AGFC), a wholly owned subsidiary of AGFI. AGFC uses derivative financial instruments in managing the cost of its debt in conjunction with specific long-term debt issuances and has used them in managing its return on real estate loans held for sale, but is neither a dealer nor a trader in derivative financial instruments. AGFC’s derivative financial instruments consist of interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements. Until mid-June 2008, we also used interest rate lock commitments and forward sale commitments.

While all of our interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At September 30, 2008, equity-indexed debt and related swaps were immaterial.

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

We recognized a net gain related to the ineffective portion of our fair value hedging instruments of $1.7 million for the three months ended September 30, 2008, and $2.7 million for the nine months ended September 30, 2008, in other revenues. During the three and nine months ended September 30, 2007, we recognized a net loss of $0.2 million in other revenues related to the ineffective portion of our fair value hedging instruments. We included all components of each derivative’s gain or loss in the assessment of hedge ineffectiveness.

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings. We recognized a loss related to ineffectiveness of $7.2 million for the three months ended September 30, 2008, and $34.5 million for the nine months ended September 30, 2008, in other revenues. We recognized a gain related to ineffectiveness of $2.1 million for the three months ended September 30, 2007, and $2.4 million for the nine months ended September 30, 2007, in other revenues. We included all components of each derivative’s gain or loss in the assessment of hedge ineffectiveness.

At September 30, 2008, we expect $35.2 million of the deferred net gain on cash flow hedges in accumulated other comprehensive loss to be reclassified to earnings during the twelve months ending September 30, 2009. For the nine months ended September 30, 2008, there were no instances in which we reclassified amounts from other comprehensive income to earnings as a result of a discontinuance of a cash flow hedge, because it was probable the original forecasted cash flows would not occur at the end of the specified time period.

In third quarter 2008, we recognized a cumulative benefit in other revenues of $27.6 million resulting from the correction of an accounting error. In connection with the January 1, 2008 implementation of SFAS 157, we recorded a loss in other revenues of $39.4 million in first quarter 2008 and a gain of $4.9 million in second quarter 2008 for the credit valuation adjustments on our fair value and cash flow hedges. Upon further review, we concluded that the credit valuation adjustments on our cash flow hedges should have been recorded to accumulated other comprehensive income in accordance with SFAS 133. Therefore, in third quarter 2008, we increased other revenues by $27.6 million ($30.5 million loss recorded in first quarter 2008 and $2.9 million gain recorded in second quarter 2008) and decreased accumulated other comprehensive income by $17.9 million. The impact of this error did not have a material effect on our financial condition or results of operations for the previously reported periods in 2008.

Due to the implementation of SFAS 157, our valuations recognize the effect of credit risk and market risk using credit default swap valuation modeling. The credit valuation adjustment loss increased in the three and nine months ended September 30, 2008, due to the widening of credit default swap spreads. We recorded a credit valuation adjustment gain of $10.1 million in other revenues for the three months ended September 30, 2008. The credit valuation adjustment gain of $10.1 million includes the cumulative benefit of $27.6 million, partially offset by a loss of $17.5 million on fair value hedges. We recorded a $24.4 million credit valuation adjustment loss on our fair value hedges for the nine months ended September 30, 2008, of which $1.8 million represents the transition amount at January 1, 2008, from the adoption of SFAS 157. If we do not exit these derivatives prior to maturity and no counterparty defaults occur, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives were primarily with a non-subsidiary affiliate that receives credit support from AIG, its parent.

Note 8.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Net unrealized (losses) gains on: Swap agreements	$(112,409)	$(92,170)
Investment securities and securities lending	(28,632)	10,719
Retirement plan liabilities adjustment	(6,193)	(2,042)
Foreign currency translation adjustments	(2,042)	1,647
Accumulated other comprehensive loss	$(149,276)	$(81,846)

Note 9.  Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities for the acquisition of Ocean was as follows:

Nine Months Ended September 30,
(dollars in thousands)	2007
Fair value of assets acquired	$ 308,285
Net cash paid in acquisition	(125,025)
Liabilities assumed	(87,344)
Note payable and remaining other liabilities	$ 95,916

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

•

correspondent relationships;

•

originated residential real estate loans directly with consumers for sale to investors with servicing released to the purchaser; and

•

originated residential real estate loans through mortgage brokers for sale to investors with servicing released to the purchaser.

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

Three Months Ended September 30, 2008	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$507,714	$157,803	$ -	$ 4,631	$ -	$ 670,148
Insurance	134	-	38,740	707	-	39,581
Other	(5,555)	4,099	23,501	9,893	(35,503)	(3,565)
Intercompany	18,854	567	(15,429)	(3,992)	-	-
Pretax income (loss)	(192,871)	(134,890)	5,567	(225,565)	(35,503)	(583,262)

Three Months Ended September 30, 2007	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$482,999	$169,862	$ -	$ 3,799	$ -	$656,660
Insurance	143	-	40,885	1,746	-	42,774
Other	(1,620)	4,178	26,569	18,406	(1,561)	45,972
Intercompany	19,268	477	(16,273)	(3,472)	-	-
Pretax income (loss)	92,061	(26,892)	27,421	(20,068)	(1,561)	70,961

Nine Months Ended September 30, 2008	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$1,518,220	$ 488,012	$ -	$ 5,215	$ -	$2,011,447
Insurance	409	-	117,283	2,583	-	120,275
Other	(13,437)	36,341	75,632	(33,705)	(61,474)	3,357
Intercompany	56,715	1,585	(46,701)	(11,599)	-	-
Pretax income (loss)	(147,878)	(194,091)	58,762	(353,890)	(61,474)	(698,571)

Nine Months Ended September 30, 2007	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$1,421,535	$ 503,737	$ -	$12,933	$ -	$1,938,205
Insurance	433	-	119,572	6,034	-	126,039
Other	(9,764)	(105,651)	75,183	97,533	(3,862)	53,439
Intercompany	56,924	1,389	(47,579)	(10,734)	-	-
Pretax income (loss)	312,427	(232,287)	75,607	(13,238)	(3,862)	138,647

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

Note 11.  Correction of Accounting Error

In third quarter 2008, we recognized a cumulative benefit in other revenues of $27.6 million resulting from the correction of an accounting error. In connection with the January 1, 2008 implementation of SFAS 157, we recorded a loss in other revenues of $39.4 million in first quarter 2008 and a gain of $4.9 million in second quarter 2008 for the credit valuation adjustments on our fair value and cash flow hedges. Upon further review, we concluded that the credit valuation adjustments on our cash flow hedges should have been recorded to accumulated other comprehensive income in accordance with SFAS 133. Therefore, in third quarter 2008, we increased other revenues by $27.6 million and decreased accumulated other comprehensive income by $17.9 million. The impact of this error did not have a material effect on our financial condition or results of operations for the previously reported periods in 2008.

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

AIG Bank, WFI, and AGFI have also made a commitment to donate a total of $15 million over a three-year period to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling. As of September 30, 2008, we have donated $5.7 million to this cause.

In accordance with WFI’s surviving obligations under the mortgage services agreement with AIG Bank, we established a reserve of $128 million (pretax) as a reduction to net service fees from affiliates as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program. After completion of discussions with the OTS and the execution of the Supervisory Agreement, we recorded an additional reserve of $50 million, inclusive of the $15 million donation commitment, in second quarter 2007. As of September 30, 2008, we have made reimbursements of $48.4 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement. We have also reduced the reserve by $18 million in first quarter 2008, $25 million in second quarter 2008, and $10 million in third quarter 2008 as a result of our current evaluations of our loss exposure. As the estimate is based on judgments and assumptions made by management, the actual cost of implementing the remediation program may differ from our estimate.

Note 13.  Fair Value Measurements

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

Fair Value Measurements – Recurring Basis

On a recurring basis we measure the fair value of investment securities, cash and cash equivalents, short-term investments, securities lending collateral, and derivative assets and liabilities. The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value. Fair value measurements on a recurring basis were as follows:

September 30, 2008	Fair Value Measurements Using			Counterparty	Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	Netting	At Fair Value
Assets Investment securities	$2,479	$1,127,471	$86,293	$ -	$1,216,243
Cash and cash equivalents	-	5,487	-	-	5,487
Short-term investments	-	3	-	-	3
Securities lending collateral	-	-	-	-	-
Derivatives	-	200,948	600	(54,695)	146,853
Total	$2,479	$1,333,909	$86,893	$(54,695)	$1,368,586
Liabilities
Derivatives	$ -	$ 57,305	$ -	$(54,695)	$ 2,610

Three Months Ended September 30, 2008	Fair Value Measurements Using Level 3
	Assets				Liabilities
(dollars in thousands)	Investment securities	Securities lending collateral	Derivatives	Total	Derivatives
Balance at beginning of period	$85,949	$ 22,288	$877	$109,114	$ -
Net gains (losses) included in: Other revenues	(24)	8,755	(331)	8,400	-
Other comprehensive income	(2,668)	(3,297)	-	(5,965)	-
Purchases, sales, issuances, and settlements	(1,081)	(25,663)	54	(26,690)	-
Transfers in (out) of Level 3	4,117	(2,083)	-	2,034	-
Balance at end of period	$86,293	$ -	$ 600	$ 86,893	$ -
Unrealized gains (losses) recognized in earnings on instruments held at September 30, 2008	$ -	$ -	$ -	$ -	$ -

Nine Months Ended September 30, 2008	Fair Value Measurements Using Level 3
	Assets				Liabilities
(dollars in thousands)	Investment securities	Securities lending collateral	Derivatives	Total	Derivatives
Balance at beginning of period	$67,823	$ 27,212	$ 839	$ 95,874	$ 563
Net gains (losses) included in: Other revenues	58	-	(222)	(164)	2,712
Other comprehensive income	(6,919)	-	-	(6,919)	-
Purchases, sales, issuances, and settlements	(2,591)	(27,212)	(17)	(29,820)	(3,275)
Transfers in (out) of Level 3	27,922	-	-	27,922	-
Balance at end of period	$86,293	$ -	$ 600	$ 86,893	$ -
Unrealized gains (losses) recognized in earnings on instruments held at September 30, 2008	$ -	$ -	$ -	$ -	$ -

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

Fair Value Measurements – Nonrecurring Basis

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include real estate owned, real estate loans held for sale, goodwill, and other intangible assets.

At September 30, 2008, we had assets measured at fair value on a non-recurring basis on which we recorded impairment charges during the three and nine months ended September 30, 2008 as follows:

September 30, 2008	Fair Value Measurements Using				Gains (Losses)
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Three Months Ended	Nine Months Ended
Real estate owned	$ -	$ -	$158,854	$158,854	$ (7,211)	$ (17,540)
Real estate loans held for sale	-	-	25,274	25,274	(1,235)	(16,531)
Goodwill	-	-	-	-	(340,594)	(340,594)
Other intangible assets	-	-	-	-	(91,364)	(103,096)
Total	$ -	$ -	$184,128	$184,128	$(440,404)	$(477,761)

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value of $158.9 million, resulting in a loss of $7.2 million for the three months ended September 30, 2008, and $17.5 million for the nine months ended September 30, 2008, which was included in other revenues. The fair value disclosed in the table above is unadjusted for transaction costs as required by SFAS 157. The amounts recorded on the balance sheet are net of transaction costs as required by SFAS 144.

In accordance with the provisions of SFAS No. 65 “Accounting for Certain Mortgage Banking Activities”, we wrote down certain real estate loans held for sale of our centralized real estate business segment to their fair value of $25.3 million, resulting in a provision for valuation allowance of $1.2 million for the three months ended September 30, 2008, and $16.5 million for the nine months ended September 30, 2008, which was included in mortgage banking revenues.

In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, we wrote down goodwill to zero fair value, resulting from impairment charges of $340.6 million for the three and nine months ended September 30, 2008, reflecting the recent disruption in the credit markets and AIG’s recent liquidity issues. These goodwill writedowns were included in operating expenses. Prior to these impairment charges, goodwill was reported under the following business segments:

(dollars in thousands)
Branch segment	$149,781
Centralized real estate segment	77,134
Insurance segment	12,104
All other (Ocean)	101,575
Total	$340,594

In accordance with the provisions of SFAS 144, we wrote down other intangible assets to zero fair value, resulting from impairment charges of $91.4 million for the three months ended September 30, 2008 and $103.1 million for the nine months ended September 30, 2008, reflecting the recent disruption in the credit markets and AIG’s recent liquidity issues. These other intangible assets writedowns were included in operating expenses. Prior to these impairment charges, the other intangible assets were reported under the following business segments:

(dollars in thousands)
Branch segment	$ 1,103
Centralized real estate segment	11,732
All other (Ocean)	90,261
Total	$103,096

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

Goodwill

We test goodwill for impairment whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable, but at least annually. When we determine goodwill may be impaired, we use discounted cash flow techniques based on the price that could be received in a current transaction to sell the asset assuming the asset would be used with other assets as a group (in-use premise).

Other Intangible Assets

We test our other intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an other intangible asset may not be recoverable. We measure the fair value of other intangible assets based on an in-use premise that considers the same factors as goodwill.

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

Note 15.  Subsequent Event

Due to economic conditions, we have re-evaluated our branch business segment. Based upon this review, we announced on November 5, 2008 that we will consolidate certain branch operations and close 178 branch offices throughout the United States during fourth quarter 2008, including all branch offices in the following states: Connecticut, Maine, Massachusetts, New Hampshire, and Rhode Island. All customers of these closed branch offices will be serviced by our other local or regional branch offices. As a result of the branch office closings, the number of employees of the branch business segment will be reduced by approximately 380.

As a result of the decision described above, we expect to incur a pre-tax charge in the fourth quarter of 2008 of approximately $13 million, the primary components of which are $6 million in lease termination costs, $4 million in fixed asset disposals, and $3 million in employee severance and outplacement services. We do not anticipate any additional future cash expenditures as a result of the actions described above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and our other publicly available documents may include, and the Company’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, financial results and reserves. Our actual results and financial condition may differ from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, that could cause our actual results to differ, possibly materially, include, but are not limited to, the following:

•

changes in general economic conditions, including the interest rate environment in which we conduct business, the residential housing market, and the financial markets through which we can access capital and invest cash flows from the insurance business segment;

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

•

lack of access to the capital markets or the sufficiency of our current sources of funds to satisfy our cash flow requirements;

•

adverse credit ratings actions on our debt;

•

constraints on our business resulting from the Fed Credit Agreement, including on our ability to pursue certain funding sources without prior approval from the NY Fed;

•

changes in laws, regulations, or regulator policies and practices that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

•

the costs and effects of any litigation or governmental inquiries or investigations involving the Company, including those that are determined adversely to us;

•

changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;

•

our ability to integrate the operations of any acquisitions into our businesses;

•

our ability to mitigate any adverse effects that may occur as a result of AIG’s intention to explore divestiture opportunities for certain of its businesses and assets, including the Company, as discussed further in “Recent Developments”;

•

the ability of AIG to provide funding to the Company;

•

changes in the amounts received from our finance receivable portfolio;

•

our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•

changes in our ability to attract and retain employees or key executives to support our businesses, particularly in light of the potential sale of the Company by AIG;

•

natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, and branches or other operating facilities; and

•

war, acts of terrorism, riots, civil disruption, pandemics, or other events disrupting business or commerce.

We also direct readers to other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in other documents we file with the SEC (see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007). We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

RECENT DEVELOPMENTS

In September 2008, AIG experienced a severe strain on its liquidity that resulted in AIG on September 22, 2008, entering into the $85 billion revolving credit facility and the Pledge Agreement with the NY Fed. Under the Fed Credit Agreement, AIG has agreed to issue the Preferred Stock to a trust that will hold the Preferred Stock for the benefit of the United States Treasury. The Preferred Stock will from issuance (i) be entitled to participate in any dividends paid on AIG’s common stock with the payments attributable to the Preferred Stock being approximately, but not in excess of, 79.9% of the aggregate dividends paid on AIG’s common stock, treating the Preferred Stock as if converted and (ii) vote with AIG's common stock on all matters submitted to AIG shareholders, and will hold approximately, but not in excess of, 79.9% of the aggregate voting power of the common stock, treating the Preferred Stock as if converted.

The credit facility will be secured by a pledge of the capital stock and assets of certain of AIG’s subsidiaries, subject to exclusions for certain property the pledge of which is not permitted by AIG debt instruments, as well as exclusions of assets of regulated subsidiaries, assets of foreign subsidiaries and assets of special purpose vehicles. Pursuant to the Pledge Agreement, AIG Capital Corporation (AGFI’s immediate parent company) guaranteed AIG’s obligations under the Fed Credit Agreement, and, to secure that guarantee, AIG Capital Corporation pledged to the NY Fed its ownership interest in certain assets, including the outstanding common stock of AGFI. We did not guarantee, nor were any of our assets pledged to secure, AIG’s obligations under the Fed Credit Agreement or the Pledge Agreement.

On October 3, 2008, AIG indicated its intent to refocus on its core property and casualty insurance businesses, generate sufficient liquidity to repay the outstanding balance of its loan from the NY Fed and address its capital structure. AIG intends to retain the majority of its U.S. property and casualty and foreign general insurance businesses, and to retain an ownership interest in certain of its foreign life insurance operations. AIG is exploring divestiture opportunities for its remaining businesses, including the Company.

As a result of the recent significant disruption in the U.S. residential mortgage and credit markets and AIG’s recent liquidity issues, the credit ratings for our debt were downgraded. Since we did not have access to our traditional sources of long-term or short-term financing through the debt markets, we borrowed all available commitments under our primary credit facilities. Prior to our credit facility borrowings, we also borrowed funds under a demand note agreement with AIG Funding, Inc., an AIG-guaranteed funding affiliate (AIG Funding). At September 30, 2008, borrowings under all committed credit facilities totaled $4.753 billion, in addition to $419.5 million borrowed from AIG Funding.

Historically, we funded our operations and repaid our obligations using funds collected from our finance receivable portfolio and new debt issuances. Since the events of September 2008 and through November 14, 2008, our traditional borrowing sources, including our ability to issue debt in the capital markets, are not available, and management does not expect them to become available to us in the near future. In addition to finance receivable collections, management is exploring additional initiatives to meet our financial and operating obligations. These initiatives include possible portfolio sales, securitizations or participations, and additional expense reductions. In addition, we can improve our liquidity position by further severely reducing our originations of finance receivables. Should we lack sufficient funds to meet our obligations, AIG would need to find additional sources of liquidity for us, which include funding through the Fed Credit Agreement.

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•

the ability of AIG to provide funding to the Company;

•

the amount of cash expected to be collected from our finance receivable portfolio through liquidations and receipt of finance charges, which could be significantly different than our estimates;

•

the uncertainty of renewed access to debt or general credit markets;

•

uncertainty of potential credit ratings actions;

•

the potential adverse effect on the Company relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG is not able to continue as a going concern;

•

constraints on our business resulting from the Fed Credit Agreement, including on our ability to pursue certain funding sources, such as portfolio or asset sales or securitizations or participations, without prior approval from the NY Fed;

•

the impact on our debt covenants and access to funding, due to potential adverse results of operations;

•

the potential effect on the Company if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans; and

•

additional unforeseen cash demands or accelerations of obligations.

After consideration of the above factors, primarily our ability to obtain funding from AIG and our ability to severely reduce originations of finance receivables, based on our estimates, and after consideration of the risks and uncertainties to such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months. However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect, then we may not have sufficient cash to meet our obligations and there could exist substantial doubt about our ability to continue as a going concern.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital has varied primarily with the amount of net finance receivables and real estate loans held for sale. We have based our mix of debt and equity, or “leverage”, primarily upon maintaining leverage that supports cost-effective funding.

September 30,	2008		2007
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$21,813.6	75%	$19,161.3	70%
Short-term debt	4,991.4	17	5,424.9	20
Total debt	26,805.0	92	24,586.2	90
Equity	2,395.3	8	2,798.4	10
Total capital	$29,200.3	100%	$27,384.6	100%
Net finance receivables	$26,190.7		$25,364.4
Real estate loans held for sale	$ 25.8		$ 404.6

We have issued a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtained our fixed-rate funding by issuing public or private long-term debt with maturities primarily ranging from three to ten years. AGFC and AGFI obtained most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate debt. We have issued commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At September 30, 2008, short-term debt included $1.9 billion of commercial paper. AGFC has also issued extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At September 30, 2008, short-term debt included $14.7 million of extendible commercial notes, $10 million of which were extended and have a final maturity date of September 14, 2009.

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

Accordingly, beginning in first quarter 2007, our targeted leverage was changed to 9.0 to 1 of adjusted debt to adjusted tangible equity, where adjusted debt equals total debt less 75% of hybrid debt and where adjusted tangible equity equals total shareholder’s equity plus 75% of hybrid debt and less goodwill, other intangible assets, and accumulated other comprehensive (loss) income. Based on this definition, and prior to excluding the impact of excess cash and cash equivalents at September 30, 2008 and December 31, 2007, our adjusted tangible leverage at September 30, 2008, was 9.46x compared to 9.10x at September 30, 2007, and 9.72x at December 31, 2007. In calculating September 30, 2008 targeted leverage, management deducted from adjusted debt $2.3 billion for cash equivalents, resulting in an effective adjusted tangible leverage of 8.64x.

Reconciliations of total debt to adjusted debt were as follows:

	September 30,	September 30,	December 31,
(dollars in millions)	2008	2007	2007
Total debt	$26,805.0	$24,586.2	$26,530.4
75% of hybrid debt	(261.9)	(261.9)	(261.9)
Adjusted debt	$26,543.1	$24,324.3	$26,268.5

Reconciliations of equity to adjusted tangible equity were as follows:

	September 30,	September 30,	December 31,
(dollars in millions)	2008	2007	2007
Equity	$2,395.3	$2,798.4	$2,811.9
75% of hybrid debt	261.9	261.9	261.9
Goodwill	-	(307.7)	(340.6)
Other intangible assets	-	(114.5)	(111.2)
Accumulated other comprehensive loss	149.3	33.9	81.8
Adjusted tangible equity	$2,806.5	$2,672.0	$2,703.8

AGFI has historically paid dividends to (or received capital contributions from) its parent to manage to our targeted leverage. Certain AGFI and AGFC financing agreements effectively limit the amount of dividends they are permitted to pay. AGFI’s ability to pay dividends depends on dividends or other funds it receives from its subsidiaries, primarily AGFC. As part of AGFC’s July 10, 2008 resyndication of its expiring 364-day committed credit facility, AGFC entered into a capital support agreement with AIG, whereby AIG agreed to cause AGFC to maintain: (a) stockholder’s equity (minus the amount of accumulated other comprehensive income or loss) of at least $2.2 billion; and (b) an adjusted tangible leverage ratio of at or below 8 to 1 (further adjusting for excess cash). If AIG terminates the capital support agreement or does not comply with its terms, the 364-day facility would either have to be renegotiated or repaid. AGFC continues to target its adjusted tangible leverage ratio at 7.5 to 1.

Liquidity Facilities

We have maintained credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. Due to the extraordinary events in credit markets and AIG’s recent liquidity issues, we borrowed all available commitments under our primary credit facilities in September 2008. AGFC does not guarantee any borrowings of AGFI.

As of September 30, 2008, our primary committed credit facilities were as follows:

(dollars in millions)
Facility	Committed Amount	Drawn	Expiration
364-day facility*	$2,450.0	$2,450.0	July 2009
Multi-year facility	2,125.0	2,125.0	July 2010
Ocean one-year operating facility	177.8	177.8	January 2009
Total	$4,752.8	$4,752.8

*

AGFI was an eligible borrower under the 364-day facility for up to $400.0 million, which was fully drawn during September 2008 and remained outstanding at September 30, 2008.

Each of the facilities requires that AGFC remain directly or indirectly majority-owned by AIG. If AIG were to divest the Company, the facilities would either have to be renegotiated or repaid. The 364-day facility allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan. In addition, this facility includes (for the benefit of its lenders) the capital support agreement with AIG described above. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.11% at September 30, 2008. There were no amounts outstanding under the committed credit facilities at September 30, 2007.

At September 30, 2008, AGFI and certain of its subsidiaries also had uncommitted credit facilities of $195.0 million, compared to $399.0 million (including $204.0 million for Ocean) of uncommitted credit facilities at September 30, 2007. Portions of these uncommitted facilities could be increased depending upon lender ability to participate its loans under these facilities. There were no amounts outstanding under the uncommitted credit facilities at September 30, 2008. Outstanding borrowings under the uncommitted credit facilities at September 30, 2007, totaled $125.3 million (including $65.3 million of Ocean borrowings).

Liquidity

Traditionally, our sources of funds have included cash flows from operations, issuances of long-term debt in domestic and foreign markets, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, sales of finance receivables, and securitizations. AGFI has also received capital contributions from its parent to support finance receivable growth and maintain targeted leverage. Subject to insurance regulations, we also have the ability to receive dividends from our insurance subsidiaries. During third quarter 2008, AGFC received $116.0 million of dividends from its insurance subsidiaries.

Due to the recent significant disruption in the U.S. residential mortgage and credit markets and AIG’s recent liquidity issues, we borrowed all available commitments under our primary credit facilities in September 2008. In addition, we borrowed funds from AIG Funding under a demand note agreement. Until there is a significant improvement in credit markets or we have a financially stronger parent, we anticipate that our primary sources of funds to support operations and repay obligations will be finance receivable collections from operations, while we limit lending activities and focus on expense savings. Possible significant supplemental funding sources could be portfolio or asset sales, securitizations or participations, insurance subsidiary dividends, and additional borrowings from AIG Funding. Accessing these funding sources is uncertain and may require pre-approval from the NY Fed under the terms and conditions of the Fed Credit Agreement and the Pledge Agreement.

While we believe that our overall sources of liquidity will be sufficient to satisfy our operational requirements and financial obligations, we cannot provide any assurance that these sources will be sufficient. The principal factors that could decrease our liquidity are customer non-payment, a prolonged inability to access our historic capital market sources, and AIG’s inability to provide funding. We intend to limit liquidity risk by operating the Company utilizing the following strategies:

•

tightening underwriting standards and pricing, while limiting net originations and purchases of finance receivables;

•

pursuing possible alternative funding sources, including portfolio or asset sales, securitizations or participations, and insurance subsidiary dividends;

•

monitoring finance receivables using our credit risk systems;

•

maintaining an investment securities portfolio of predominantly investment grade, liquid securities; and

•

maintaining a capital structure appropriate to our asset base.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect, then we may not have sufficient cash to meet our obligations and there could exist substantial doubt about our ability to continue as a going concern.

Principal sources and uses of cash were as follows:

Nine Months Ended September 30,
(dollars in millions)	2008	2007
Principal sources of cash: Operations	$ 697.9	$1,175.7
Net issuances of debt	488.3	213.9
Capital contributions	220.0	76.0
Total	$1,406.2	$1,465.6
Principal uses of cash: Net originations and purchases of finance receivables	$1,019.7	$1,099.8
Dividends paid	-	213.0
Total	$1,019.7	$1,312.8

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

	Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Net finance receivables: Branch real estate loans			$ 9,440.6	$ 8,355.0
Centralized real estate			10,210.8	10,986.2
Branch non-real estate loans			4,137.0	3,807.6
Branch retail sales finance			2,294.2	2,094.3
Total segment net finance receivables			26,082.6	25,243.1
All other			108.1	121.3
Net finance receivables			$26,190.7	$25,364.4
Yield: Branch real estate loans	10.02%	10.97%	10.33%	11.15%
Centralized real estate	6.08	6.16	6.17	6.21
Branch non-real estate loans	20.02	20.60	20.28	20.80
Branch retail sales finance	10.23	11.31	11.19	11.56
Total segment yield	10.08	10.35	10.28	10.44
All other effect on yield	0.03	0.01	(0.03)	0.03
Total yield	10.11	10.36	10.25	10.47
Charge-off ratio: Branch real estate loans	1.71%	0.74%	1.42%	0.68%
Centralized real estate	0.75	0.23	0.54	0.17
Branch non-real estate loans	6.04	4.18	5.36	3.93
Branch retail sales finance	3.34	2.13	3.10	2.04
Total segment charge-off ratio	2.16	1.15	1.82	1.05
All other effect on charge-off ratio	(0.01)	-	(0.01)	-
Total charge-off ratio	2.15	1.15	1.81	1.05
Delinquency ratio: Branch real estate loans			4.73%	3.19%
Centralized real estate			3.70	1.46
Branch non-real estate loans			4.91	3.91
Branch retail sales finance			2.82	1.97
Total segment delinquency ratio			4.19	2.47
All other effect on delinquency ratio			(0.01)	-
Total delinquency ratio			4.18	2.47

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables for the business segments were as follows:

September 30,
(dollars in millions)	2008	2007
Net finance receivables: Branch real estate loans:
Prime	$ 1,618.1	$ 1,334.0
Non-prime	1,750.6	1,469.7
Sub-prime	6,034.4	5,478.5
Other/FICO unavailable	37.5	72.8
Total	$ 9,440.6	$ 8,355.0
Centralized real estate loans:
Prime	$ 7,843.5	$ 8,469.4
Non-prime	1,733.3	1,799.5
Sub-prime	627.1	617.1
Other/FICO unavailable	6.9	100.2
Total	$10,210.8	$10,986.2
Branch non-real estate loans:
Prime	$ 678.5	$ 619.1
Non-prime	963.3	930.3
Sub-prime	2,388.7	2,242.1
Other/FICO unavailable	106.5	16.1
Total	$ 4,137.0	$ 3,807.6
Branch retail sales finance:
Prime	$ 1,466.8	$ 1,298.4
Non-prime	320.3	296.3
Sub-prime	414.4	362.5
Other/FICO unavailable	92.7	137.1
Total	$ 2,294.2	$ 2,094.3

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for the business segments were as follows:

September 30,	2008	2007
Delinquency ratio: Branch real estate loans:
Prime	1.78%	0.91%
Non-prime	3.63	2.08
Sub-prime	5.85	4.01
Other/FICO unavailable	2.80	5.99
Total	4.73	3.19
Centralized real estate loans:
Prime	2.66%	0.94%
Non-prime	6.99	2.90
Sub-prime	7.51	4.55
Other/FICO unavailable	7.79	0.50
Total	3.70	1.46
Branch non-real estate loans:
Prime	2.54%	1.78%
Non-prime	4.09	3.05
Sub-prime	5.86	4.86
Other/FICO unavailable	5.63	1.99
Total	4.91	3.91
Branch retail sales finance:
Prime	1.25%	0.82%
Non-prime	5.06	3.55
Sub-prime	6.84	5.02
Other/FICO unavailable	2.83	1.62
Total	2.82	1.97

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net (Loss) Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Net (loss) income	$(503.5)	$ 48.7	$(569.6)	$ 100.9
Amount change	$(552.2)	$(44.3)	$(670.5)	$(228.6)
Percent change	N/M*	(48)%	N/M*	(69)%
Return on average assets	(6.87)%	0.69%	(2.57)%	0.48%
Return on average equity	(72.19)%	6.92%	(26.90)%	4.75%
Ratio of earnings to fixed charges	(0.86)x	1.22x	0.26x	1.15x

* Not meaningful

During 2007 and the nine months ended September 30, 2008, the U.S. residential real estate markets and credit markets experienced significant disruption as housing prices continued to soften, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. These market developments are reflected in the decline in our net income in 2007 and 2008 and have also resulted in the collapse of several prominent financial institutions leading to the enactment of the Emergency Economic Stabilization Act of 2008, which authorizes the U.S. government to buy troubled assets from financial institutions. At this time, it is unclear whether we will participate in this program or any other recently promulgated government-sponsored liquidity programs.

Net loss for the three and nine months ended September 30, 2008, reflected significantly higher provision for finance receivable losses as a result of our monthly evaluations of our finance receivable portfolio and higher net charge-offs, goodwill and other intangible assets impairments, and final losses on sales of our investments in AIG’s securities lending pool, which we exited during third quarter 2008. See Provision for Finance Receivable Losses, Other Revenues, and Investment Revenue for further information.

Net loss for the nine months ended September 30, 2008, also reflected unfavorable variances related to derivatives and a pretax charge of $27 million resulting from our decision to significantly reduce our mortgage banking operations by ceasing WFI’s wholesale originations (originations through mortgage brokers) effective June 17, 2008. The primary components of the $27 million pretax charge were $11 million in lease termination costs and fixed asset disposals, $11 million in intangible impairments, and $3 million in one-time termination costs.

Net income for the nine months ended September 30, 2007, included accruals for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. We established a $128 million reserve in first quarter 2007 and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s then best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. As a result of our current evaluations of our loss exposure, we reduced the OTS remediation reserve by $10 million and $53 million, respectively, for the three and nine months ended September 30, 2008. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement. Net income for the nine months ended September 30, 2007 also included a recovery of $65.0 million (pretax) on a legal settlement in January 2007. See Other Revenues for further information on the legal settlement.

See Note 10 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

Recent developments affecting the mortgage loan and U.S. residential real estate markets could continue to adversely affect our business. The non-prime or sub-prime mortgage loan market has been the subject of negative attention and has been, and may in the future become, subject to increased or changing regulation. Market developments and regulatory changes could continue to limit our business growth opportunities and increase our cost of any borrowing through the capital markets. Any increased or changing regulation could also require us to devote additional resources to comply with that regulation. Further, the downturn in the U.S. residential real estate market could continue to adversely affect our results of operations. In many cases, decreased property values that accompany a market downturn reduce a borrower’s ability to refinance his or her mortgage. In addition, interest rate resets on adjustable-rate loans could negatively impact a borrower’s ability to repay. Defaults by borrowers could cause losses, could lead to increased claims relating to non-prime or sub-prime mortgage origination practices, and could continue to encourage the adoption of increased regulation. A sustained period of significantly increased costs, delinquencies and losses could continue to adversely affect our results of operations. For a discussion of additional risk factors relating to our businesses, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

As noted in “Recent Developments”, AIG has developed a plan to sell assets and businesses to repay the credit facility with the NY Fed. AIG intends to retain the majority of its U.S. property and casualty and foreign general insurance businesses, and to retain an ownership interest in certain of its foreign life insurance operations. AIG is exploring divestiture opportunities for its remaining businesses, including the Company. Certain of our debt agreements require AIG ownership and would be subject to prepayment or renegotiation if the Company is sold.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Real estate loans	$ 397.7	$ 399.6	$ 1,204.4	$ 1,198.5
Non-real estate loans	210.4	194.6	623.0	566.4
Retail sales finance	62.0	62.5	184.0	173.3
Total	$ 670.1	$ 656.7	$ 2,011.4	$ 1,938.2
Amount change	$ 13.4	$ 22.1	$ 73.2	$ 73.0
Percent change	2%	3%	4%	4%
Average net receivables	$26,396.6	$25,173.0	$26,203.3	$24,748.4
Yield	10.11%	10.36%	10.25%	10.47%

Finance charges increased due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Increase in average net receivables	$ 35.3	$26.6	$122.0	$63.1
Change in yield	(21.9)	(4.5)	(55.3)	9.9
Increase in number of days	-	-	6.5	-
Total	$ 13.4	$22.1	$ 73.2	$73.0

Average net receivables by type and changes in average net receivables when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$19,928.8	$ 578.8	$19,350.0	$145.0
Non-real estate loans	4,191.7	416.9	3,774.8	402.6
Retail sales finance	2,276.1	227.9	2,048.2	351.4
Total	$26,396.6	$1,223.6	$25,173.0	$899.0
Percent change		5%		4%

Nine Months Ended September 30,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$19,884.2	$ 758.2	$19,126.0	$ (36.6)
Non-real estate loans	4,102.9	445.3	3,657.6	374.1
Retail sales finance	2,216.2	251.4	1,964.8	356.8
Total	$26,203.3	$1,454.9	$24,748.4	$694.3
Percent change		6%		3%

Effective February 29, 2008, we purchased a substantial portion of Equity One, Inc.’s consumer branch finance receivable portfolio consisting of $1.014 billion of real estate loans, $289.8 million of non-real estate loans, and $156.0 million of retail sales finance receivables. However, finance receivable growth resulting from this purchase was partially offset by the slower U.S. housing market and our tighter underwriting guidelines which resulted in lower levels of originations of real estate loans for the three and nine months ended September 30, 2008, when compared to the same periods in 2007.

Yield by type and changes in yield in basis points (bp) when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2008		2007
	Yield	Change	Yield	Change
Real estate loans	7.94%	(25) bp	8.19%	(23) bp
Non-real estate loans	20.01	(50)	20.51	(40)
Retail sales finance	10.85	(127)	12.12	41
Total	10.11	(25)	10.36	(2)

Nine Months Ended September 30,	2008		2007
	Yield	Change	Yield	Change
Real estate loans	8.09%	(29) bp	8.38%	(6) bp
Non-real estate loans	20.27	(41)	20.68	(34)
Retail sales finance	11.09	(69)	11.78	29
Total	10.25	(22)	10.47	11

Yield decreased for the three and nine months ended September 30, 2008, when compared to the same periods in 2007 reflecting lower fees earned primarily due to the slowing liquidation of our finance receivable portfolio, the lower effective yield on purchased finance receivables, and the increase in later stage delinquencies which result in reversal of accrued finance charges.

Insurance Revenues

Insurance revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Earned premiums	$38.7	$40.9	$117.2	$119.4
Commissions	0.9	1.9	3.1	6.6
Total	$39.6	$42.8	$120.3	$126.0
Amount change	$(3.2)	$ 4.5	$ (5.7)	$ 10.4
Percent change	(7)%	12%	(5)%	9%

Commissions decreased for the three and nine months ended September 30, 2008, when compared to the same periods in 2007 primarily due to a decline in commissions that Ocean receives from the sale of various insurance products. Earned premiums decreased for the three and nine months ended September 30, 2008, when compared to the same periods in 2007 primarily due to a decrease in non-credit premium volume.

Investment Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Investment revenue	$(13.1)	$23.6	$ 10.1	$67.3
Amount change	$(36.7)	$ 0.6	$(57.2)	$ 0.2
Percent change	(155)%	3%	(85)%	- %

Investment revenue was affected by the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Average invested assets	$1,498.5	$1,537.8	$1,548.2	$1,514.8
Investment portfolio yield	5.73%	6.31%	5.98%	6.06%
Net realized losses on investment securities and securities lending	$ (35.5)	$ (1.6)	$ (61.5)	$ (3.9)

Net realized losses on investment securities and securities lending for the three and nine months ended September 30, 2008, included $31.5 million of final losses on sales of our investments in AIG’s securities lending pool, which we exited during third quarter 2008. Net realized losses on investment securities and securities lending for the nine months ended September 30, 2008, also included $17.9 million of other than temporary impairments on our investments in AIG’s securities lending pool.

Loan Brokerage Fees Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Loan brokerage fees revenues	$ 5.7	$18.8	$ 21.9	$62.0
Amount change	$(13.1)	$18.8	$(40.1)	$62.0
Percent change	(70)%	N/A*	(65)%	N/A*

* Not applicable

Loan brokerage fees revenues decreased for the three and nine months ended September 30, 2008, when compared to the same periods in 2007 primarily due to a significant decline in Ocean’s brokered loan volume reflecting the slower United Kingdom housing market.

Net Service Fees from Affiliates

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Net service fees from affiliates	$11.0	$0.9	$ 55.9	$(175.7)
Amount change	$10.1	$0.2	$231.6	$(232.3)
Percent change	N/M*	28%	132%	N/M*

* Not meaningful

Net service fees from affiliates increased for the nine months ended September 30, 2008, when compared to the same periods in 2007 reflecting accruals recorded in 2007 for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. We established a $128 million reserve in first quarter 2007 and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s then best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. As a result of our current evaluations of our loss exposure, we reduced the OTS remediation reserve by $10 million and $53 million, respectively, for the three and nine months ended September 30, 2008. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement.

Mortgage Banking Revenues

Mortgage banking revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Net gain on sales of real estate loans held for sale	$ 0.1	$ 16.1	$ 7.1	$ 83.7
Provision for warranty reserve	-	(17.1)	(5.3)	(62.4)
Interest income on real estate loans held for sale	0.3	10.6	4.2	50.0
Total	$ 0.4	$ 9.6	$ 6.0	$ 71.3
Amount change	$(9.2)	$(68.5)	$(65.3)	$(73.9)
Percent change	(96)%	(88)%	(92)%	(51)%

Mortgage banking revenues decreased for the three and nine months ended September 30, 2008, when compared to the same periods in 2007 reflecting a significant decrease in originations of real estate loans held for sale primarily due to the slower U.S. housing market, our tighter underwriting guidelines, and our decision to cease WFI’s wholesale originations effective June 17, 2008. Currently, all loan origination activity relates to the financial remediation program (discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements).

Other Revenues

Other revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Derivative adjustments	$ 1.2	$ (4.6)	$ (61.7)	$ 10.5
Net (loss) recovery on sales of real estate owned	(7.1)	0.8	(18.9)	1.4
Writedowns on real estate owned	(7.2)	(3.1)	(17.5)	(8.8)
Foreign exchange gain (loss) on foreign currency denominated debt	3.2	(1.5)	4.1	(38.2)
Recovery on legal settlement	-	-	-	65.0
Other	2.3	1.5	3.5	(1.4)
Total	$(7.6)	$ (6.9)	$ (90.5)	$ 28.5
Amount change	$(0.7)	$56.4	$(119.0)	$ 93.6
Percent change	(9)%	89%	(418)%	144%

In third quarter 2008, we recognized a cumulative benefit in other revenues of $27.6 million resulting from the correction of an accounting error. In connection with the January 1, 2008 implementation of SFAS 157, we recorded a loss in other revenues of $39.4 million in first quarter 2008 and a gain of $4.9 million in second quarter 2008 for the credit valuation adjustments on our fair value and cash flow hedges. Upon further review, we concluded that the credit valuation adjustments on our cash flow hedges should have been recorded to accumulated other comprehensive income in accordance with SFAS 133. Therefore, in third quarter 2008, we increased other revenues by $27.6 million ($30.5 million loss recorded in first quarter 2008 and $2.9 million gain recorded in second quarter 2008) and decreased accumulated other comprehensive income by $17.9 million. The impact of this error did not have a material effect on our financial condition or results of operations for the previously reported periods in 2008.

Derivative adjustments for the nine months ended September 30, 2008, reflected a credit valuation adjustment loss of $24.4 million on our fair value hedges due to the implementation of SFAS 157 effective January 1, 2008 (of which $1.8 million represents the transition amount at January 1, 2008, from the adoption of SFAS 157), and an ineffectiveness loss of $31.8 million on economically swapped positions that received hedge accounting treatment beginning in June 2007. Derivative adjustments for the three months ended September 30, 2008, reflected a credit valuation adjustment gain of $10.1 million and an ineffectiveness loss of $5.5 million. The credit valuation adjustment gain of $10.1 million includes the cumulative benefit of $27.6 million, partially offset by a loss of $17.5 million on fair value hedges. The credit valuation adjustment losses on our fair value hedges for the three and nine months ended September 30, 2008, resulted from the measurement of credit risk using credit default swap valuation modeling. The credit valuation adjustment losses increased in the three and nine months ended September 30, 2008, due to the widening of credit default swap spreads. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives were primarily with a non-subsidiary affiliate that receives credit support from AIG, its parent. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further information on our derivatives.

The loss in other revenues for the three and nine months ended September 30, 2008, also reflected an increase in activity on real estate owned.

Other revenues for the nine months ended September 30, 2007, included a recovery on a legal settlement in January 2007. On January 19, 2007, HSA Residential Mortgage Services of Texas, Inc. (RMST), a subsidiary of AGFI, and State Bank of Long Island (SBLI) reached an agreement to settle all claims between them relating to Island Mortgage Network, Inc. As part of that settlement, SBLI agreed to pay RMST $65 million. This settlement was completed on January 24, 2007, and RMST dismissed their lawsuit against SBLI.

Other revenues for the nine months ended September 30, 2007, included foreign exchange losses on foreign currency denominated debt that were not fully offset by gains arising from derivative adjustments. These amounts relate primarily to economically swapped positions that did not receive hedge accounting designation until June 2007.

Interest Expense

The impact of using the swap agreements that qualify as hedges under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Long-term debt	$ 270.8	$ 234.2	$ 832.8	$ 729.9
Short-term debt	37.5	81.8	92.8	206.1
Total	$ 308.3	$ 316.0	$ 925.6	$ 936.0
Amount change	$ (7.7)	$ 9.6	$ (10.4)	$ 73.8
Percent change	(2)%	3%	(1)%	9%
Average borrowings	$25,073.4	$23,938.0	$24,845.5	$23,798.5
Interest expense rate	4.90%	5.25%	4.96%	5.24%

Interest expense (decreased) increased due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
(Decrease) increase in interest expense rate	$(22.6)	$3.5	$(51.5)	$44.3
Increase in average borrowings	14.9	6.1	41.1	29.5
Total	$ (7.7)	$9.6	$(10.4)	$73.8

Average borrowings by type and changes in average borrowings when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$20,629.7	$ 2,719.4	$17,910.3	$165.3
Short-term debt	4,443.7	(1,584.0)	6,027.7	193.8
Total	$25,073.4	$ 1,135.4	$23,938.0	$359.1
Percent change		5%		2%

Nine Months Ended September 30,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$21,123.6	$ 2,427.0	$18,696.6	$741.0
Short-term debt	3,721.9	(1,380.0)	5,101.9	48.6
Total	$24,845.5	$ 1,047.0	$23,798.5	$789.6
Percent change		4%		3%

Contractual maturities of debt by type at September 30, 2008, were as follows:

Twelve Months Ended September 30,	Long-term	Short-term
(dollars in millions)	Debt	Debt	Total
Fourth quarter 2008	$ 751.1	$2,175.7	$ 2,926.8
First quarter 2009	757.9	323.0	1,080.9
Second quarter 2009	931.3	42.7	974.0
Third quarter 2009*	758.7	2,450.0	3,208.7
Twelve months ended September 30, 2009	3,199.0	4,991.4	8,190.4
2010	5,776.9	-	5,776.9
2011	2,517.4	-	2,517.4
2012	1,809.4	-	1,809.4
2013	2,397.8	-	2,397.8
Thereafter	6,113.1	-	6,113.1
Total	$21,813.6	$4,991.4	$26,805.0

*

Short-term debt includes a 364-day credit facility of $2.450 billion which allows for the conversion by the borrower of any outstanding loan at expiration into a one-year term loan.

AGFC issued $6.8 billion of long-term debt during the twelve months ended September 30, 2008. We used the proceeds of these long-term debt issuances to support growth in finance receivables and to refinance maturing debt.

As a result of the recent significant disruption in the U.S. residential mortgage and credit markets and AIG’s recent liquidity issues, the credit ratings for our debt were downgraded. Since we did not have access to our traditional sources of long-term or short-term financing through the debt markets, we borrowed all available commitments under our primary credit facilities. Prior to our credit facility borrowings, we also borrowed funds under a demand note agreement with AIG Funding. An event of default or declaration of acceleration under many of our borrowing agreements could also result in an event of default under other borrowing agreements of the Company, as well as under the Fed Credit Agreement.

Interest expense rate by type and changes in interest expense rate in basis points when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2008		2007
	Rate	Change	Rate	Change
Long-term debt	5.24%	3 bp	5.21%	12 bp
Short-term debt	3.33	(206)	5.39	1
Total	4.90	(35)	5.25	9

Nine Months Ended September 30,	2008		2007
	Rate	Change	Rate	Change
Long-term debt	5.25%	6 bp	5.19%	22 bp
Short-term debt	3.31	(209)	5.40	34
Total	4.96	(28)	5.24	25

Until mid-2007, market benchmark interest rates had risen significantly since mid-2004. Beginning mid-2007, market benchmark rates declined, while market credit spreads rose significantly. Prior to the events limiting our access to capital markets beginning in September 2008, our previously issued long-term floating rate debt and commercial paper experienced lower overall costs of funds as compared to recent prior periods. We anticipate higher short-term debt cost under our drawn primary credit facilities. Our future overall interest expense rates could be materially higher, but actual future interest expense rates will depend on our funding sources utilized, general interest rate levels and market credit spreads, which are influenced by our credit ratings and the market perception of credit risk for the Company and our ultimate parent.

The following table presents the credit ratings of AGFI and AGFC as of November 10, 2008. These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-term Debt			Senior Long-term Debt
	Moody’s	S&P	Fitch (a)	Moody’s (b)	S&P (c)	Fitch (d) (a)
AGFC	P-2 (2nd of 3) (e)	A-3 (3rd of 6)	F-1 (1st of 5)	Baa1(4th of 9) (f)	BBB (4th of 8) (g)	BBB (4th of 9)
AGFI	P-2 (f)	A-3	F-1	-	-	BBB

(a)

Rating Watch Evolving.

(b)

Moody’s Investors Service (Moody’s) appends numerical modifiers 1, 2, and 3 to the generic rating categories to show relative position within rating categories.

(c)

Standard & Poor’s (S&P) ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(d)

Fitch Ratings (Fitch) ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(e)

Negative Outlook.

(f)

Under Review for Possible Downgrade.

(g)

Credit Watch Negative.

Operating Expenses

Operating expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Salaries and benefits	$121.4	$136.5	$ 383.5	$430.8
Other	528.9	106.4	747.5	322.9
Total	$650.3	$242.9	$1,131.0	$753.7
Amount change	$407.4	$ 29.2	$ 377.3	$104.9
Percent change	168%	14%	50%	16%
Operating expenses as a percentage of average net receivables	9.85%	3.86%	5.76%	4.06%

Other operating expenses increased for the three and nine months ended September 30, 2008, when compared to the same periods in 2007 primarily due to goodwill and other intangible assets impairments, partially offset by lower advertising expenses. Due to the recent significant credit market disruption, the calculated fair value of goodwill and other intangible assets resulted in impairment charges of $427.6 million for the three months ended September 30, 2008, and $439.4 million (including $11 million recorded in second quarter 2008 relating to WFI’s intangible impairments) for the nine months ended September 30, 2008. See Note 13 for further information on the valuation methods and assumptions used to estimate the fair value of goodwill and other intangible assets.

The increase in other operating expenses for the nine months ended September 30, 2008, when compared to the same period in 2007 also reflected a pretax charge of $27 million recorded in second quarter 2008 resulting from our decision to cease WFI’s wholesale originations effective June 17, 2008, partially offset by additional amounts recorded in first quarter 2007 relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. The primary components of the $27 million pretax charge were $11 million in lease termination costs and fixed asset disposals, $11 million in intangible impairments, and $3 million in one-time termination costs.

Salaries and benefits decreased for the three and nine months ended September 30, 2008, when compared to the same periods in 2007 primarily due to decreases in commissions resulting from lower centralized real estate loan production (including our reduced mortgage banking operations) and fewer employees in our centralized real estate business segment.

Provision for Finance Receivable Losses

	Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Provision for finance receivable losses	$308.5	$99.4	$ 722.1	$240.5
Amount change	$209.1	$59.6	$ 481.6	$118.6
Percent change	210%	150%	200%	97%
Net charge-offs	$142.3	$71.9	$ 355.2	$194.2
Charge-off ratio	2.15%	1.15%	1.81%	1.05%
Charge-off coverage	1.70x	1.86x	2.05x	2.07x
60 day+ delinquency			$1,118.9	$639.2
Delinquency ratio			4.18%	2.47%
Allowance for finance receivable losses			$ 968.8	$535.0
Allowance ratio			3.70%	2.11%

Provision for finance receivable losses increased for the three and nine months ended September 30, 2008, when compared to the same period in 2007 as a result of our monthly evaluations of our finance receivable portfolio and higher net charge-offs in 2008.

Net charge-offs by type and changes in net charge-offs when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$ 60.2	$38.3	$21.9	$ 5.2
Non-real estate loans	63.4	24.2	39.2	7.1
Retail sales finance	18.7	7.9	10.8	3.8
Total	$142.3	$70.4	$71.9	$16.1

Nine Months Ended September 30,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$140.2	$ 83.3	$ 56.9	$13.3
Non-real estate loans	164.1	56.8	107.3	12.9
Retail sales finance	50.9	20.9	30.0	7.8
Total	$355.2	$161.0	$194.2	$34.0

Charge-off ratios by type and changes in charge-off ratios in basis points when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2008		2007
	Ratio	Change	Ratio	Change
Real estate loans	1.21%	76 bp	0.45%	10 bp
Non-real estate loans	6.03	186	4.17	35
Retail sales finance	3.30	117	2.13	47
Total	2.15	100	1.15	23

Nine Months Ended September 30,	2008		2007
	Ratio	Change	Ratio	Change
Real estate loans	0.94%	54 bp	0.40%	10 bp
Non-real estate loans	5.35	142	3.93	8
Retail sales finance	3.07	102	2.05	20
Total	1.81	76	1.05	16

Total charge-off ratio increased for the three and nine months ended September 30, 2008, when compared to the same periods in 2007 primarily due to negative economic fundamentals, a higher proportion of non-real estate loans and retail sales finance compared to real estate loans, the maturation of the real estate loan portfolio, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower charge-off rates.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), decreased for the three and nine months ended September 30, 2008, when compared to the same periods in 2007 primarily due to higher net charge-offs, partially offset by higher allowance for finance receivable losses.

Delinquency based on contract terms in effect by type and changes in delinquency when compared to the same period for the previous year were as follows:

September 30,	2008		2007
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$ 827.3	$394.9	$432.4	$129.1
Non-real estate loans	220.4	58.4	162.0	21.9
Retail sales finance	71.2	26.4	44.8	11.7
Total	$1,118.9	$479.7	$639.2	$162.7

Delinquency ratios based on contract terms in effect by type and changes in delinquency ratios in basis points when compared to the same period for the previous year were as follows:

September 30,	2008		2007
	Ratio	Change	Ratio	Change
Real estate loans	4.19%	197 bp	2.22%	63 bp
Non-real estate loans	4.91	100	3.91	15
Retail sales finance	2.82	85	1.97	26
Total	4.18	171	2.47	55

The delinquency ratio at September 30, 2008, increased when compared to September 30, 2007, primarily due to negative economic fundamentals, a higher proportion of non-real estate loans and retail sales finance compared to real estate loans, the maturation of the real estate loan portfolio, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower delinquency rates.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at September 30, 2008, when compared to September 30, 2007, was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses in response to our higher levels of delinquency. The allowance for finance receivable losses at September 30, 2008, also included $20.1 million related to TDRs. The purchase of finance receivables from Equity One, Inc. in first quarter 2008 did not initially impact our allowance for finance receivable losses. We accounted for these finance receivables in accordance with SOP 03-3, which requires that only estimated losses incurred on acquired finance receivables after their acquisition be included in allowance for finance receivable losses. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information on these purchased finance receivables.

The increase in the allowance ratio at September 30, 2008, when compared to September 30, 2007, was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses, partially offset by growth in finance receivables during the twelve months ended September 30, 2008.

Real estate owned increased to $123.3 million at September 30, 2008, from $96.1 million at September 30, 2007, reflecting negative economic fundamentals, the downturn in the U.S. residential real estate market, and the resulting increase in foreclosures.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Claims incurred	$20.9	$15.2	$55.3	$48.1
Change in benefit reserves	1.4	0.9	(0.5)	0.7
Total	$22.3	$16.1	$54.8	$48.8
Amount change	$ 6.2	$ 3.2	$ 6.0	$ 5.8
Percent change	39%	24%	12%	13%

Insurance losses and loss adjustment expenses increased for the three and nine months ended September 30, 2008, when compared to the same periods in 2007 primarily due to higher claims incurred.

(Credit) Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
(Credit) provision for income taxes	$ (79.8)	$ 22.3	$(129.0)	$ 37.7
Amount change	$(102.1)	$ (23.2)	$(166.7)	$ (141.3)
Percent change	(458)%	(51)%	(442)%	(79)%
Pretax (loss) income	$(583.3)	$ 71.0	$(698.6)	$ 138.6
Effective income tax rate	13.68%	31.39%	18.46%	27.20%

Pretax loss for the three and nine months ended September 30, 2008, reflected significantly higher provision for finance receivable losses as a result of our monthly evaluations of our finance receivable portfolio and higher net charge-offs, goodwill and other intangible assets impairments, and final losses on sales of our investments in AIG’s securities lending pool, which we exited during third quarter 2008. Pretax loss for the nine months ended September 30, 2008, also reflected unfavorable variances related to derivatives and a pretax charge of $27 million recorded in second quarter 2008 resulting from our decision to cease WFI’s wholesale originations effective June 17, 2008.

Pretax income for the nine months ended September 30, 2007, reflected accruals for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. We established a $128 million reserve as of March 31, 2007, and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s then best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. As a result of our current evaluations of our loss exposure, we reduced the OTS remediation reserve by $10 million and $53 million, respectively, for the three and nine months ended September 30, 2008. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement. Pretax income for the nine months ended September 30, 2007, also included a recovery of $65.0 million (pretax) on a legal settlement in January 2007.

The effective income tax rate for the three and nine months ended September 30, 2008 reflected tax benefits on our pretax loss, tax-exempt interest, and the impairment of non-deductible goodwill.

In accordance with SFAS 109, we recognize valuation allowances on deferred tax assets reported if, based on the weight of the evidence available, we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. As of September 30, 2008, we have recorded a $6.7 million valuation allowance against our deferred tax assets. Our determination of the realizability of deferred tax assets requires estimates of future taxable income. Such estimates could change in the near term, perhaps materially, which may require us to adjust our valuation allowance. Such adjustment, either positive or negative, could be material to our consolidated financial condition or results of operations.

The effective income tax rate for the nine months ended September 30, 2007 reflected a cumulative deferred tax benefit of $8.6 million resulting from the correction of an accounting error. In connection with the January 1, 2003, purchase business combination of WFI, we identified $40.9 million of intangible assets in accordance with SFAS No. 141 “Business Combinations” (SFAS 141) for which there was no corresponding tax basis. In years 2003 through 2006, we recorded a cumulative $8.6 million in current tax expense associated with the amortization of the intangible assets. Upon review of the amortization of these intangible assets, we concluded that a deferred tax liability of $14.3 million should have been established in accordance with SFAS No. 109 “Accounting for Income Taxes” at the time of the purchase business combination and that, for years 2003 through 2006, the amortization of the intangible assets should have resulted in a cumulative deferred tax benefit of $8.6 million. Since no deferred tax liability was initially recorded, we recognized a cumulative deferred tax benefit of $8.6 million in first quarter 2007. We further concluded that, in accordance with SFAS 141, the $14.3 million deferred tax liability that should have been recorded at the time of the purchase business combination would have increased the amount of goodwill recorded in connection with the purchase business combination. Therefore, in first quarter 2007, we increased the $54.1 million of goodwill initially recorded in connection with the purchase business combination of WFI to $68.4 million. The impact of this error did not have a material effect on our financial condition or results of operations for the previously reported periods.

Asset/Liability Management

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity. We based the mix of fixed-rate and floating-rate debt, in part, on the nature of the finance receivables being supported.

We have issued fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also has altered the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt interest payments to floating-rate interest payments. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 34% of our borrowings at September 30, 2008, compared to 35% at September 30, 2007. Adjustable-rate net finance receivables (excluding those still in a fixed-rate period) represented 4% of our net finance receivables at September 30, 2008 and 2007. Approximately 3% of our real estate loans outstanding at September 30, 2008, are scheduled to reset by the end of 2008 and another 3% by the end of 2009.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors.

The following supplements and updates the significant factors that may affect our business and operations described under “Risk Factors” in Part I, Item 1A of our 2007 Annual Report on Form 10-K.

We have been adversely affected by AIG’s reduced liquidity.

We are affected by the financial stability (both actual and perceived) of AIG and its subsidiaries. Perceptions that AIG or its subsidiaries may not be able to meet their obligations can negatively affect us in many ways including a refusal of customers to continue to do business with us and requests by customers and other parties to terminate existing contractual relationships. In addition, our credit ratings have been impacted by AIG’s recent liquidity issues. Major ratings agencies have lowered our credit ratings to reflect the uncertainty regarding the availability of support from AIG, which is occurring at a time when our operating risks have increased because of weakening residential real estate markets and slower consumer spending. Credit ratings by the major ratings agencies are an important factor in establishing our competitive position and affect the availability and cost of borrowings to us.

The decline in AIG’s common stock price and AIG’s asset disposition program may prevent us from retaining key personnel.

We rely upon the knowledge and talent of our employees to successfully conduct business. The reduction in AIG’s common stock price has dramatically reduced the value of equity awards previously made to key employees. In addition, the announced AIG asset dispositions may result in competitors seeking to hire our key employees. A loss of key personnel could adversely affect our business.

AIG’s agreements with the Federal Reserve Bank of New York include financial and other covenants that impose restrictions on AIG’s financial and business operations.

The Fed Credit Agreement requires AIG to maintain a minimum aggregate liquidity level and restricts AIG’s ability to make certain capital expenditures. In addition, the Fed Credit Agreement restricts the ability of AIG and its restricted subsidiaries, including AGFC and AGFI, to incur additional indebtedness, incur liens, merge, consolidate, sell assets, enter into hedging transactions or pay dividends. These covenants could restrict our business and thereby adversely affect our results of operations. Pursuant to the Fed Credit Agreement and the Pledge Agreement, AIG Capital Corporation (AGFI’s immediate parent) pledged the common stock of AGFI to secure the loans made pursuant to the Fed Credit Agreement. We did not guarantee, nor were any of our assets pledged to secure, AIG’s obligations under the Fed Credit Agreement or the Pledge Agreement. For further information on these agreements, see AIG’s Current Report on Form 8-K filed on September 26, 2008.

A prolonged inability of AGFC to access traditional sources of liquidity may adversely affect its ability to fund our operational requirements and satisfy our financial obligations.

Our ability to access capital and credit has been significantly affected by the recent significant disruption in the U.S. residential mortgage and credit markets, AIG’s recent liquidity issues, and the credit rating downgrades on our debt. Until there is a significant improvement in credit markets or we have a financially stronger parent, our sources of funding will likely continue to be far more limited than those that have been available to us during the past several years. Management has programs to limit liquidity risks based on pursuing several alternative funding sources while limiting lending activities and focusing on expense savings. While we anticipate that our existing and alternative sources of funds will be sufficient to meet our debt and other obligations, we cannot provide any assurance that this will be the case in the long term. Failure to successfully implement these programs could have a material adverse effect on our financial position, results of operations, and cashflows.

Difficult conditions in the U.S. residential real estate and credit markets have adversely affected our business and results of operations and we do not expect these conditions to improve in the near future.

During 2007 and the nine months ended September 30, 2008, the U.S. residential real estate markets and credit markets experienced significant disruption as housing prices continued to soften, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. These market developments are reflected in the decline in our net income in 2007 and 2008 and have also resulted in the collapse of several prominent financial institutions. We do not expect these conditions to improve in the near future and the continuation or worsening of these conditions could further adversely affect our business and results of operations.

AIG’s ability to continue as a going concern may adversely affect our business and results of operations.

In connection with the preparation of its quarterly report on Form 10-Q for the quarterly period ended September 30, 2008, AIG assessed its ability to continue as a going concern. After considering several factors as outlined in AIG’s Form 10-Q, including its intention to enter into certain agreements with the NY Fed to limit AIG’s future exposures to the multi-sector credit default swap portfolio and securities lending programs, AIG believes that it will have adequate liquidity to finance and operate its businesses, execute its disposition plan, and repay its obligations for at least the next twelve months. However, it is possible that the actual outcome of one or more of AIG’s plans could be materially different, the intended agreements with the NY Fed noted above do not result in completed transactions, or that one or more of its significant judgments or estimates could prove to be materially incorrect. If AIG is not able to continue as a going concern or no longer continues to support the capital or liquidity needs of the Company, our business and results of operations may be adversely affected.

The assessment of our liquidity is based upon significant judgments or estimates that could prove to be materially incorrect.

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•

the ability of AIG to provide funding to the Company;

•

the amount of cash expected to be collected from our finance receivable portfolio through liquidations and receipt of finance charges, which could be significantly different than our estimates;

•

the uncertainty of renewed access to debt or general credit markets;

•

uncertainty of potential credit ratings actions;

•

the potential adverse effect on the Company relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG is not able to continue as a going concern;

•

constraints on our business resulting from the Fed Credit Agreement, including on our ability to pursue certain funding sources, such as portfolio or asset sales or securitizations or participations, without prior approval from the NY Fed;

•

the impact on our debt covenants and access to funding, due to potential adverse results of operations;

•

the potential effect on the Company if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans; and

•

additional unforeseen cash demands or accelerations of obligations.

After consideration of the above factors, primarily our ability to obtain funding from AIG and our ability to severely reduce originations of finance receivables, based on our estimates, and after consideration of the risks and uncertainties to such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months. However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect, then we may not have sufficient cash to meet our obligations and there could exist substantial doubt about our ability to continue as a going concern.

AIG may divest the Company, which may adversely affect our results of operations.

AIG has developed a plan to sell assets and businesses to repay the credit facility with the NY Fed. AIG intends to retain the majority of its U.S. property and casualty and foreign general insurance businesses, and to retain an ownership interest in certain of its foreign life insurance operations. AIG is exploring divestiture opportunities for its remaining businesses and assets, including the Company. Certain of our debt agreements require AIG ownership and would be subject to prepayment or renegotiation if the Company is sold.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 56 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE, INC.
(Registrant)
Date:	November 14, 2008	By	/s/	Donald R. Breivogel, Jr.
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