Form 10-K
period 2008-12-31
AMERICAN GENERAL FINANCE INC
filed 2009-03-31
CIK 25600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

At March 31, 2009, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

TABLE OF CONTENTS

	Item		Page
Part I	1.	Business	3
	1A.	Risk Factors	21
	1B.	Unresolved Staff Comments	25
	2.	Properties	26
	3.	Legal Proceedings	26
	4.	Submission of Matters to a Vote of Security Holders	*
Part II	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
	6.	Selected Financial Data	28
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
	7A.	Quantitative and Qualitative Disclosures About Market Risk	75
	8.	Financial Statements and Supplementary Data	76
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
	9A(T).	Controls and Procedures	142
	9B.	Other Information	***
Part III	10.	Directors, Executive Officers and Corporate Governance	*
	11.	Executive Compensation	*
	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	13.	Certain Relationships and Related Transactions, and Director Independence	*
	14.	Principal Accountant Fees and Services	144
Part IV	15.	Exhibits and Financial Statement Schedules	145

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

PART I

Item 1.  Business.

GENERAL

American General Finance, Inc. will be referred to as “AGFI” or collectively with its subsidiaries, whether directly or indirectly owned, as the “Company”, “we”, or “our”. AGFI was incorporated in Indiana in 1974 to become the parent holding company of American General Finance Corporation (AGFC). AGFC was incorporated in Indiana in 1927 as successor to a business started in 1920. Since August 29, 2001, AGFI has been an indirect wholly owned subsidiary of American International Group, Inc. (AIG), a Delaware corporation. AIG is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities, financial services and asset management in the United States and abroad. Effective June 29, 2007, AGFI became a direct wholly owned subsidiary of AIG Capital Corporation, a direct wholly owned subsidiary of AIG. AIG Capital Corporation also holds full or majority interests in other AIG financial services affiliates.

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

Item 1.  Continued

Effective June 17, 2008, Wilmington Finance, Inc. (WFI), a wholly owned subsidiary of AGFC, ceased its wholesale originations (originations through mortgage brokers) but continued its retail originations (originations directly with consumers) at a substantially reduced level as a result of our decision to significantly reduce our mortgage banking operations primarily due to the slower U.S. housing market. Currently, all WFI loan origination activity relates to the financial remediation program discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 8.

In September 2008, AIG and the Company experienced a severe strain on their liquidity. For further information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market and Liquidity Developments in Item 7 and Going Concern Consideration in Note 1 of the Notes to Consolidated Financial Statements in Item 8.

Due to economic conditions, we consolidated certain branch operations and closed 179 branch offices throughout the United States during fourth quarter 2008, including all branch offices in the following states: Connecticut, Maine, Massachusetts, New Hampshire, and Rhode Island. As a result of the branch office closings, our number of employees was reduced by approximately 380.

At December 31, 2008, the Company had 1,413 branch offices in 40 states, Puerto Rico, and the U.S. Virgin Islands; foreign operations in the United Kingdom; and approximately 8,000 employees. Our executive offices are located in Evansville, Indiana.

SEGMENTS

We have three business segments:  branch, centralized real estate, and insurance. We define our segments by types of financial service products we offer, nature of our production processes, and methods we use to distribute our products and to provide our services, as well as our management reporting structure.

Revenues, pretax (loss) income, and assets for our three business segments and consolidated totals were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Branch: Revenues	$ 2,066,101	$ 1,972,801	$ 1,847,070
Pretax (loss) income	(264,334)	351,407	481,230
Assets	14,777,007	14,085,109	13,024,130
Centralized real estate: Revenues	$ 649,379	$ 553,811	$ 969,860
Pretax (loss) income	(293,830)	(275,358)	136,245
Assets	9,695,656	11,201,192	12,066,785
Insurance: Revenues	$ 191,076	$ 196,830	$ 189,712
Pretax income	82,334	101,524	101,185
Assets	1,582,629	1,613,176	1,510,489
Consolidated: Revenues	$ 2,781,025	$ 2,842,180	$ 2,932,967
Pretax (loss) income	(950,693)	142,043	638,621
Assets	26,547,375	30,620,147	27,771,412

Item 1.  Continued

See Note 25 of the Notes to Consolidated Financial Statements in Item 8 for reconciliations of segment totals to consolidated financial statement amounts.

Branch Business Segment

The branch business segment is the core of the Company’s operations. Through its 1,413 branch offices and its centralized support operations, the 6,700 employees of the branch business segment serviced 2.0 million real estate loans, non-real estate loans, and retail sales finance accounts totaling $15.5 billion at December 31, 2008.

Our branch customers encompass a wide range of borrowers. In the consumer finance industry, they are described as prime or near-prime at one extreme and non-prime or sub-prime at the other. These customers’ incomes are generally near the national median but vary, as do their debt-to-income ratios, employment and residency stability, and credit repayment histories. In general, branch customers have lower credit quality and require significant levels of servicing and, as a result, we charge them interest rates higher than our centralized real estate customers to compensate us for such services and related credit risks.

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

We continuously review the performance of our individual branches and the markets they serve, as well as economic conditions. During 2008, we opened 50 branch offices and closed 242 branch offices. All customers of these closed branch offices are serviced by our other offices.

Products and Services. Real estate loans are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are usually considered non-conforming. At December 31, 2008, 15% of our branch real estate loans were second mortgages. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. Our real estate loans do not contain any borrower payment options that allow the loan principal balance to increase through negative loan amortization. The home equity lines of credit generally have a predetermined period during which the borrower may take advances. After this draw period, all advances outstanding under the line of credit convert to a fixed-term repayment period, usually over an agreed upon period between 15 and 30 years. At December 31, 2008, 8% of our branch real estate loans were adjustable-rate mortgages, some of which contain a fixed-rate for the first 24, 36, or 48 months and then convert to an adjustable-rate for the remainder of the term. At December 31, 2008, approximately 1% of our total branch business segment real estate loans outstanding had this conversion feature and had not yet converted to an adjustable rate.

Non-real estate loans are secured by consumer goods, automobiles, or other personal property or are unsecured and are generally fixed-rate, fixed-term loans with maximum original terms of 60 months. We also offer unsecured lines of credit to customers that meet the criteria in our credit risk policies.

Item 1.  Continued

We purchase retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants. We also purchase private label receivables originated by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate, under a participation agreement. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail and private label are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the real property or personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail and private label are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances. We refer to retail sales contracts, revolving retail, and private label collectively as “retail sales finance”.

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

New customer relationships also begin through our alliances with approximately 21,500 retail merchants across the United States, Puerto Rico, and the U.S. Virgin Islands. After a customer utilizes the merchant’s retail sales financing option, we may purchase that retail sales finance obligation. We then contact the customer using various marketing methods to invite the customer to discuss his or her overall credit needs with our consumer lending specialists. Any resulting loan may pay off the customer’s retail sales finance obligation and consolidate his or her debts with other creditors, if permitted.

Our consumer lending specialists, who, where required, are licensed to offer insurance and ancillary products, explain our credit and non-credit insurance and ancillary products to the customer. The customer then determines whether to purchase any of these products.

Traditionally, our growth strategy has been to supplement our solicitation of customers through mail, E-commerce, and retail sales financing activities with portfolio acquisitions. These acquisitions included real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders whose customers met our credit quality standards and profitability objectives. Our branch and field operations management also sought sources of potential portfolio acquisitions. However, until there is a significant improvement in credit markets or we have a financially stronger parent, we are focusing on liquidity by significantly limiting our lending activities and reducing expenses.

Item 1.  Continued

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

See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for our Troubled Debt Restructuring (TDR) policy, charge-off policy, and policies regarding delinquent accounts. If recovery efforts are feasible, we transfer charged-off accounts to our centralized charge-off recovery operation for ultimate disposition.

Selected Financial Information. Amount, number, and average size of total net finance receivables originated, renewed, and net purchased by type for the branch business segment were as follows:

Years Ended December 31,	2008	2007	2006
Branch originated, renewed, and net purchased Amount (in thousands): Real estate loans	$2,586,595	$2,961,776	$3,734,161
Non-real estate loans	3,587,003	3,862,628	3,642,399
Retail sales finance	2,366,285	2,475,839	2,217,845
Total	$8,539,883	$9,300,243	$9,594,405
Number: Real estate loans	42,677	45,102	62,103
Non-real estate loans	811,285	842,919	845,397
Retail sales finance	794,951	909,596	855,328
Total	1,648,913	1,797,617	1,762,828
Average size (to nearest dollar): Real estate loans	$60,609	$65,668	$60,129
Non-real estate loans	4,421	4,582	4,309
Retail sales finance	2,977	2,722	2,593

Item 1.  Continued

Amount, number, and average size of net finance receivables by type for the branch business segment were as follows:

December 31,	2008	2007	2006
Branch net finance receivables Amount (in thousands): Real estate loans	$ 9,248,523	$ 8,425,567	$ 7,966,517
Non-real estate loans	4,030,670	3,890,399	3,521,194
Retail sales finance	2,211,309	2,165,910	1,910,542
Total	$15,490,502	$14,481,876	$13,398,253
Number: Real estate loans	170,543	160,361	164,138
Non-real estate loans	978,062	931,432	898,201
Retail sales finance	899,877	953,192	880,755
Total	2,048,482	2,044,985	1,943,094
Average size (to nearest dollar): Real estate loans	$54,230	$52,541	$48,535
Non-real estate loans	4,121	4,177	3,920
Retail sales finance	2,457	2,272	2,169

Selected financial data for the branch business segment were as follows:

At or for the Years Ended December 31,	2008	2007	2006
Branch yield: Real estate loans	10.19%	11.06%	11.43%
Non-real estate loans	20.20	20.74	21.01
Retail sales finance	11.08	11.45	11.84
Total	12.95	13.69	13.97
Branch charge-off ratio: Real estate loans	1.73%	0.82%	0.64%
Non-real estate loans	5.94	4.20	4.08
Retail sales finance	3.35	2.20	1.85
Total	3.07	1.91	1.69
Branch delinquency ratio: Real estate loans	5.29%	3.52%	2.79%
Non-real estate loans	5.47	4.12	3.71
Retail sales finance	3.27	2.23	1.77
Total	5.04	3.49	2.89

Item 1.  Continued

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables for the branch business segment were as follows:

December 31, (dollars in thousands)	2008	2007	2006
Branch net finance receivables Real estate loans: Prime	$1,587,946	$1,353,913	$1,248,165
Non-prime	1,727,504	1,478,617	1,408,368
Sub-prime	5,915,771	5,512,600	5,268,818
Other/FICO unavailable	17,302	80,437	41,166
Total	$9,248,523	$8,425,567	$7,966,517
Non-real estate loans: Prime	$ 661,132	$ 632,549	$ 558,978
Non-prime	909,545	933,873	856,835
Sub-prime	2,370,379	2,286,325	2,094,995
Other/FICO unavailable	89,614	37,652	10,386
Total	$4,030,670	$3,890,399	$3,521,194
Retail sales finance: Prime	$1,447,598	$1,453,190	$1,264,725
Non-prime	317,783	318,574	303,271
Sub-prime	410,359	381,065	341,376
Other/FICO unavailable	35,569	13,081	1,170
Total	$2,211,309	$2,165,910	$1,910,542

Item 1.  Continued

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for the branch business segment were as follows:

December 31,	2008	2007	2006
Branch delinquency ratio: Real estate loans: Prime	2.08%	1.02%	0.76%
Non-prime	4.58	2.34	1.84
Sub-prime	6.37	4.44	3.53
Other/FICO unavailable	3.42	5.16	2.28
Total	5.29	3.52	2.79
Non-real estate loans: Prime	3.00%	1.98%	1.75%
Non-prime	4.80	3.24	2.72
Sub-prime	6.42	5.10	4.60
Other/FICO unavailable	5.02	1.99	10.94
Total	5.47	4.12	3.71
Retail sales finance: Prime	1.46%	0.93%	0.70%
Non-prime	5.77	3.94	2.72
Sub-prime	7.90	5.92	4.90
Other/FICO unavailable	2.60	1.34	6.94
Total	3.27	2.23	1.77

See Note 25 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Company’s branch business segment.

Centralized Real Estate Business Segment

The centralized real estate business segment originates, purchases, and services real estate loans for customers that we obtain through distribution channels other than our branches. MorEquity, Inc. (MorEquity) and WFI are included in this segment. Real estate loans in our centralized real estate business segment typically have higher credit quality than the real estate loans originated by our branch business segment and are thereby cost-effectively serviced centrally. Our centralized real estate customers are generally described as either prime or near-prime, but for reasons such as elevated debt-to-income ratios, lack of income stability, or the level of income disclosure and verification required for a conforming mortgage, as well as credit repayment history or similar measurements, they have applied for a non-conforming mortgage. The distribution channels include direct lending to customers and portfolio acquisitions from third party lenders. However, until there is significant improvement in credit markets or we have a financially stronger parent, we are focusing on liquidity by significantly limiting our lending activities and reducing expenses. At December 31, 2008, the centralized real estate business segment had approximately 200 employees, compared to approximately 1,000 employees at December 31, 2007 as a result of our decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008.

Item 1.  Continued

Structure and Responsibilities. MorEquity originates non-conforming residential real estate loans. During 2008, MorEquity and WFI originated $223.3 million of real estate loans, which decreased significantly from 2007 primarily due to the slower U.S. housing market, our tighter underwriting guidelines, and our decision to cease WFI’s wholesale originations effective June 17, 2008. We ultimately retained $102.4 million of these real estate loans during 2008 and sold the remainder in the secondary mortgage market to third party investors. Previously, WFI originated non-conforming residential real estate loans and sold those loans to investors with servicing released to the purchaser. Effective June 17, 2008, WFI ceased its wholesale originations (originations through mortgage brokers) but continued its retail originations (originations directly with consumers) at a substantially reduced level. Currently, all WFI loan origination activity relates to the financial remediation program discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 8.

Products and Services. Real estate loans are secured by first or second mortgages on residential real estate and are generally considered non-conforming. At December 31, 2008, less than 1% of our centralized real estate loans were second mortgages. We offer a broad range of fixed and adjustable-rate loans that meet our customers’ needs. Real estate loans generally have maximum original terms of 360 months but we also offer loans with maximum original terms of 480 months and 600 months, some of which require a balloon payment at the end of 360 months. Our real estate loans do not contain any borrower payment options that allow the loan principal balance to increase through negative loan amortization. At December 31, 2008, 6% of our centralized real estate loans were adjustable-rate mortgages, some of which contain a fixed-rate for the first 24, 36, 48, or 60 months and then convert to an adjustable-rate for the remainder of the 360 months. At December 31, 2008, approximately 3% of our total centralized real estate business segment loans outstanding had this conversion feature and had not yet converted to an adjustable rate.

MorEquity originates non-conforming residential real estate loans primarily through refinancing loans with existing customers, and to a lesser extent, through mail solicitations.

MorEquity serviced approximately 47,000 real estate loans totaling $9.0 billion at December 31, 2008, from a centralized location. These real estate loans were generated through:

•

portfolio acquisitions from third party lenders;

•

our mortgage origination subsidiaries;

•

refinancing existing mortgages;

•

advances on home equity lines of credit; or

•

correspondent relationships.

At December 31, 2008, MorEquity had $1.5 billion of interest only real estate loans. Our underwriting criteria for interest only loans include borrower qualification on a fully amortizing payment basis and exclude investment properties. At December 31, 2008, MorEquity also had $409.2 million of real estate loans that amortize over 480 months or 600 months, some of which require a balloon payment at the end of 360 months.

Item 1.  Continued

Selected Financial Information. Selected financial data for the centralized real estate business segment’s real estate loans were as follows:

At or for the Years Ended December 31,	2008	2007	2006
Centralized real estate net finance receivables originated, renewed, and net purchased: Amount (in thousands)	$ 206,581	$ 1,526,842	$ 1,252,316
Number	1,054	6,755	5,753
Average size (to nearest dollar)	$ 195,997	$ 226,031	$ 217,681
Centralized real estate net finance receivables: Amount (in thousands)	$9,020,042	$10,909,376	$10,935,543
Number	46,734	56,194	57,837
Average size (to nearest dollar)	$ 193,008	$ 194,138	$ 189,075
Centralized real estate yield	6.14%	6.21%	6.23%
Centralized real estate charge-off ratio	0.64%	0.19%	0.08%
Centralized real estate delinquency ratio	4.93%	1.93%	0.99%

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

Item 1.  Continued

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables and delinquency ratios for the centralized real estate business segment were as follows:

December 31,	2008	2007	2006
Centralized real estate net finance receivables Amount (in thousands): Prime	$6,826,961	$ 8,374,128	$ 8,496,273
Non-prime	1,602,553	1,823,248	1,728,999
Sub-prime	584,910	673,923	648,613
Other/FICO unavailable	5,618	38,077	61,658
Total	$9,020,042	$10,909,376	$10,935,543
Centralized real estate delinquency ratio: Prime	3.65%	1.34%	0.61%
Non-prime	8.81	3.63	1.60
Sub-prime	9.19	4.79	4.41
Other/FICO unavailable	10.43	12.66	8.30
Total	4.93	1.93	0.99

Selected financial data for the centralized real estate business segment’s finance receivables held for sale were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Finance receivables held for sale	$960,432	$ 232,667	$1,121,579
Origination of finance receivables held for sale	140,211	4,494,235	9,038,680
Sales and principal collections of finance receivables held for sale	352,455	5,386,970	8,213,965

In December 2008, we transferred $972.5 million of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. Based on negotiations with prospective purchasers, we determined that a reserve of $27.5 million was necessary to reduce the carrying amount of these finance receivables held for sale to fair value. See Note 29 of the Notes to Consolidated Financial Statements in Item 8 for further information regarding the sales of these real estate loans.

See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for our TDR policy, charge-off policy, and policies regarding delinquent accounts. If recovery efforts are feasible, we transfer charged-off accounts to our centralized charge-off recovery operation for ultimate disposition.

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

Item 1.  Continued

Reinsurance. Merit and Yosemite enter into reinsurance agreements with other insurers, including non-subsidiary affiliated companies, for reinsurance of various non-credit life, group annuity, credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance where our insurance subsidiaries reinsure the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Yosemite also reinsures risks associated with a closed block of excess and surplus lines dating back to the 1970s. At December 31, 2008, reserves on the books of Merit and Yosemite for these reinsurance agreements totaled $89.0 million.

Investments. We invest cash generated by our insurance business segment primarily in bonds. We invest in, but are not limited to, the following:

•

bonds;

•

commercial mortgage loans;

•

short-term investments;

•

limited partnerships;

•

preferred stock;

•

investment real estate;

•

policy loans; and

•

common stock.

Other AIG subsidiaries manage substantially all of our insurance business segment’s investments on our behalf, under the supervision and control of our investment committees.

Selected Financial Information. Selected financial data for the insurance business segment were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Life insurance in force: Credit	$2,666,569	$2,718,538	$2,597,831
Non-credit	1,884,892	2,040,015	2,222,341
Total	$4,551,461	$4,758,553	$4,820,172
Investments: Investment securities	$ 694,518	$1,422,004	$1,376,892
Commercial mortgage loans	143,874	137,290	87,021
Policy loans	1,593	1,711	1,797
Investment real estate	58	69	6,904
Total	$ 840,043	$1,561,074	$1,472,614
Premiums earned	$ 155,484	$ 159,965	$ 154,610
Premiums written	$ 150,004	$ 165,541	$ 153,808
Insurance losses and loss adjustment expenses	$ 69,992	$ 65,878	$ 59,871

Item 1.  Continued

See Note 25 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Company’s insurance business segment.

CREDIT RISK MANAGEMENT

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced in a consumer’s historical credit repayment record. An inability to repay usually results from lower income due to unemployment or underemployment, major medical expenses, or divorce. The risk of inability to repay intensifies when economic conditions deteriorate. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook in Item 7 for significant economic conditions relevant to the Company. Occasionally, these events can be so economically severe that the customer files for bankruptcy. Because we evaluate credit applications with a view toward ability to repay, our customer’s inability to repay occurs after our initial credit evaluation and funding of an outstanding finance receivable.

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

In our centralized real estate business segment, MorEquity originates real estate loans according to established underwriting criteria. We perform due diligence investigations on all portfolio acquisitions.

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

•

Our branch field operations management structure is designed to control a large, decentralized organization with succeeding levels of supervision staffed with more experienced personnel.

•

Our field operations compensation plan aligns the operating activities and goals with corporate strategies by basing the incentive portion of field personnel compensation on profitability and credit quality.

•

AIG’s internal audit department audits the Company for operational policy and procedure and state law and regulation compliance.

CENTRALIZED SUPPORT

We continually seek to identify functions that could be more effective if centralized to achieve reduced costs or free our branch lending specialists to service our customers and market our products. Our centralized operational functions support the following:

•

mail and telephone solicitations;

•

payment processing;

•

real estate loan approvals;

•

real estate owned processing;

•

collateral protection insurance tracking;

•

retail sales finance approvals;

•

revolving retail and private label processing and collections;

•

merchant services; and

•

charge-off recovery operations.

Item 1.  Continued

SOURCES OF FUNDS

Traditionally, we have funded our branch and centralized real estate business segments using the following sources:

•

cash flows from operations;

•

issuances of long-term debt in domestic and foreign markets;

•

short-term borrowings in the commercial paper market;

•

borrowings from banks under credit facilities;

•

sales of finance receivables;

•

securitizations; and

•

capital contributions from our parent.

Due to the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, our traditional borrowing sources, including our ability to issue debt in the capital markets, have not been available. During September 2008, we borrowed all available commitments under our primary credit facilities. In addition, we borrowed funds from AIG Funding, Inc. (AIG Funding) under a demand note agreement. Until there is a significant improvement in credit markets or we have a financially stronger parent, we anticipate that our primary sources of funds to support operations and repay obligations will be finance receivable collections from operations, while we significantly limit our lending activities and focus on expense reductions.

We are also pursuing alternative funding sources, including portfolio or asset sales, securitizations or participations, and additional borrowings from AIG Funding (including $200 million borrowed and repaid in January 2009). In February 2009, we sold $940.6 million of finance receivables held for sale. We have also pursued insurance subsidiary dividends as an alternative funding source. AGFC received $466.0 million of dividends from its insurance subsidiaries during 2008, $155.0 million during January 2009, and $45.0 million during February 2009. In March 2009, AIG caused AGFC to receive a $600.0 million capital contribution. See Note 29 of the Notes to Consolidated Financial Statements in Item 8 for further information regarding the sales of the finance receivables and the AIG capital contribution.

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

Item 1.  Continued

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

•

provide for consumer protection.

The U.S. government is considering, and a number of states, counties, and cities have enacted or may be considering, laws or rules that restrict the credit terms or other aspects of residential mortgage loans that are typically described as “high cost mortgage loans”. These laws or regulations, if adopted, may limit or restrict the terms of covered loan transactions and may also impose specific statutory liabilities in cases of non-compliance. Additionally, some of these laws may restrict other business activities of the Company and its affiliates.

The U.S. government is considering, and a number of states have enacted or may be considering, laws or rules that may require or allow modification of the repayment terms or other aspects of residential mortgage loans. These laws or rules may require or allow such things as judicially imposed reductions in the principal balance of covered loans, or “cramdowns”, and/or mandatory loan modification programs that significantly reduce loan rates and/or extend or otherwise alter the repayment terms (e.g. impose an “interest only” repayment period before resuming amortization) of covered loans. Additionally, some of these laws may restrict other business activities of the Company and its affiliates.

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

Item 1.  Continued

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

COMPETITION

Branch and Centralized Real Estate

The consumer finance industry is competitive due to the large number of companies offering financial products and services and the sophistication of those products. We compete with other consumer finance companies as well as other types of financial institutions that offer similar products and services.

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

AIG’s agreements with the Federal Reserve Bank of New York include financial and other covenants that impose restrictions on the financial and business operations of AIG and its restricted subsidiaries, including AGFC and AGFI.

In the second half of 2008, AIG experienced an unprecedented strain on liquidity. On September 22, 2008, AIG entered into a definitive credit agreement (as amended, the Fed Credit Agreement) in the form of a secured loan and a Guarantee and Pledge Agreement (the Pledge Agreement) with the Federal Reserve Bank of New York (NY Fed), which established the credit facility (Fed Facility).

The Fed Credit Agreement requires AIG to maintain a minimum aggregate liquidity level. In addition, the Fed Credit Agreement restricts, among other things, the ability of AIG and its restricted subsidiaries, including AGFC and AGFI, to make certain capital expenditures, incur additional indebtedness, incur liens, merge, consolidate, sell assets, enter into hedging transactions or pay dividends. These covenants could restrict our business and thereby adversely affect our results of operations. Pursuant to the Fed Credit Agreement and the Pledge Agreement, AIG Capital Corporation (AGFI’s immediate parent) pledged the common stock of AGFI to secure the loans made to AIG pursuant to the Fed Credit Agreement. We did not guarantee, nor were any of our assets pledged to secure, AIG’s obligations under the Fed Credit Agreement or the Pledge Agreement.

We have been adversely affected by AIG’s liquidity issues and our reduced liquidity.

We are affected by the financial stability (both actual and perceived) of AIG and its subsidiaries. Perceptions that AIG or its subsidiaries may not be able to meet their obligations can negatively affect us in many ways including a refusal of customers to continue to do business with us and requests by customers and other parties to terminate existing contractual relationships. In addition, our credit ratings have been impacted by AIG’s liquidity issues and our reduced liquidity. Major ratings agencies have lowered our credit ratings to reflect the uncertainty regarding the availability of support from AIG and the increase in our operating risks because of weakening residential real estate markets, slower consumer spending, and higher consumer delinquency rates. Credit ratings by the major ratings agencies are an important factor in establishing our competitive position and affect the availability and cost of borrowings to us.

The decline in AIG’s common stock price and AIG’s asset disposition program may prevent us from retaining key personnel.

We rely upon the knowledge and talent of our employees to successfully conduct business. The decline in AIG’s common stock price has dramatically reduced the value of equity awards previously granted to key employees. In addition, the announcement of proposed AIG asset dispositions may result in competitors seeking to hire our key employees. A loss of key personnel could adversely affect our business.

Item 1A.  Continued

The prolonged inability of AGFC to access traditional sources of liquidity may adversely affect its ability to fund our operational requirements and satisfy our financial obligations.

Our ability to access capital and credit in 2008 was significantly affected by the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and the credit rating downgrades on our debt. Historically, we funded our operations and repaid our obligations using funds collected from our finance receivable portfolio and new debt issuances. Since the events of September 2008 and through the filing of this report, our traditional borrowing sources, including our ability to issue debt in the capital markets, have not been available, and management does not expect them to become available to us in the near future. Until there is substantial improvement in credit markets or we have a financially stronger parent, our sources of funding will likely continue to be far more limited than those that have been available to us during the past several years. Management has programs to limit liquidity risks based on pursuing several alternative funding sources while significantly limiting our lending activities and focusing on expense reductions. While we anticipate, based on our estimates and after consideration of the risks and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market and Liquidity Developments in Item 7, that our existing and alternative sources of funds, primarily AIG’s continued commitment to support us, will be sufficient to meet our debt and other obligations, we cannot provide any assurance that this will be the case in the long term. Failure to gain access to adequate capital and credit sources could have a material adverse effect on our financial position, results of operations, and cash flows.

Our consolidated results of operations and financial condition have been adversely affected by economic conditions, competition and other factors, including difficult conditions in the U.S. residential real estate and credit markets and we do not expect these conditions to improve in the near future.

Our actual consolidated results of operations or financial condition may differ from the consolidated results of operations or financial condition that we anticipate or that we achieved in the past. We believe that generally the factors that affect our consolidated results of operations or financial condition relate to:  general economic conditions, such as shifts in interest rates, unemployment levels, and credit losses; the competitive environment in which we operate, including fluctuations in the demand for our products and services, the effectiveness of our distribution channels and developments regarding our competitors, including business combinations; our ability to access the capital markets and successfully invest cash flows from our businesses; changes to our credit ratings; and natural or other events and catastrophes that affect our customers, collateral, and branches or other operating facilities.

During 2007 and 2008, the U.S. residential real estate markets and credit markets experienced significant disruption as housing prices continued to generally decline, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. Decreased property values that accompany a market downturn can reduce a borrower’s ability to refinance his or her mortgage. In addition, interest rate resets on adjustable-rate loans could negatively impact a borrower’s ability to repay. Defaults by borrowers on real estate loans could cause losses to us, could lead to increased claims relating to non-prime or sub-prime mortgage origination practices, and could encourage increased or changing regulation. Any increased or changing regulation could limit the availability of, or require changes in, the terms of certain real estate loan products and could also require us to devote additional resources to comply with that regulation.

The market developments discussed above are reflected in the decline in our net income in 2007 and 2008 and have also resulted in the collapse of several prominent financial institutions. We do not expect these conditions to improve in the near future and the continuation or worsening of these conditions could further adversely affect our business and results of operations. See Management’s Discussion and

Item 1A.  Continued

Analysis of Financial Condition and Results of Operations – Forward-Looking Statements in Item 7 for a more detailed list of factors which could cause our consolidated results of operations or financial condition to differ, possibly materially, from the consolidated results of operations or financial condition that we anticipate.

No assurance can be given that the NY Fed and the United States Department of the Treasury will complete the proposed transactions with AIG.

AIG has entered into certain agreements in principle and announced intentions to enter into transactions with the NY Fed and the United States Department of the Treasury described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market and Liquidity Developments in Item 7. These proposed transactions are designed to promote AIG’s restructuring. Neither the agreements in principle nor the intentions are legally binding, and neither the NY Fed nor the United States Department of the Treasury is bound to proceed with the transactions or complete them on the terms currently contemplated. AIG, however, expects to be able to complete these transactions and others necessary to enable an orderly restructuring and understands that the NY Fed and the United States Department of the Treasury remain committed to providing AIG with continued support. If AIG is unable to complete one or more of the proposed transactions, AIG’s credit ratings may be downgraded and AIG may not be able to complete its restructuring plan.

AIG’s ability to continue as a going concern may adversely affect our business and results of operations.

In connection with the preparation of its Annual Report on Form 10-K for the period ended December 31, 2008, AIG assessed its ability to continue as a going concern. Based on the U.S. government’s continuing commitment to AIG, AIG’s agreements in principle and the other expected transactions with the NY Fed and the United States Department of the Treasury, AIG management’s plans to stabilize its businesses and dispose of its non-core assets and, after consideration of the risks and uncertainties of such plans, AIG believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months.

However, it is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates could prove to be materially incorrect. If this is the case, AIG may need additional U.S. government support to meet its obligations as they come due. If AIG is unable to meet its obligations as they come due, it will have a negative impact on our operations and on our ability to borrow funds from AIG, to make our debt payments, and issue new debt.

Item 1A.  Continued

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

•

our ability to comply with our debt covenants;

•

the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments), receipt of finance charges, and portfolio sales, which could be materially different than our estimates;

•

renewed access to debt or general credit markets;

•

potential credit ratings actions;

•

the potential adverse effect on the Company relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG is not able to continue as a going concern;

•

constraints on our business resulting from the Fed Credit Agreement, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as portfolio or asset sales or securitizations or participations, without AIG receiving prior consent from the NY Fed;

•

the potential effect on the Company if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans; and

•

the potential for additional unforeseen cash demands or accelerations of obligations.

After consideration of the above factors, primarily AIG’s continued commitment to support us and our ability to reduce originations of finance receivables, based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect.

Certain debt agreements of the Company contain terms that could result in acceleration of payments.

The Company’s anticipated liquidity requirements are based upon its continued compliance with its existing debt agreements. Under certain circumstances, an event of default or declaration of acceleration under the borrowing agreements of the Company could also result in an event of default and declaration of acceleration under other borrowing agreements of the Company, as well as for AIG under the Fed Credit Agreement. Such acceleration of debt repayments would have a material adverse effect on our liquidity and our ability to continue as a going concern.

AIG may divest the Company, which may adversely affect our results of operations.

AIG has developed a plan to sell assets and businesses to repay the Fed Facility. AIG intends to retain the majority of its U.S. property and casualty and foreign general insurance businesses, and to retain an ownership interest in certain of its foreign life insurance operations. AIG is exploring divestiture opportunities for its remaining businesses and assets, including the Company. Certain of our debt

Item 1A.  Continued

agreements require AIG majority ownership and would be subject to prepayment or renegotiation if the Company is sold.

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

In addition, the U.S. government is considering, and a number of states have enacted or may be considering, laws or rules that may require or allow modification of the repayment terms or other aspects of residential mortgage loans. These laws or rules may require or allow such things as judicially imposed reductions in the principal balance of covered loans, or “cramdowns”, and/or mandatory loan modification programs that significantly reduce loan rates and/or extend or otherwise alter the repayment terms (e.g. impose an “interest only” repayment period before resuming amortization) of covered loans. Additionally, some of these laws may restrict other business activities of the Company and its affiliates.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We generally conduct branch office operations, branch office administration, other operations, and operational support in leased premises. Lease terms generally range from three to five years. Ocean leases approximately one-half of the space it currently occupies for office facilities under leases that expire in 2018. Ocean also leases land on which it owns office facilities in Tamworth, England under a 999 year land lease that expires in 3001. As a result of our decision to cease WFI’s wholesale operations effective June 17, 2008, we vacated WFI’s decentralized wholesale origination office facilities and the majority of the WFI headquarters facility in 2008.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. AGFC subsidiaries own two branch offices in Riverside and Barstow, California, two branch offices in Hato Rey and Isabela, Puerto Rico, one branch office in Terre Haute, Indiana, and eight buildings in Evansville, Indiana. The Evansville buildings house our administrative offices, our centralized services and support operations, and one of our branch offices. In 2007, we began construction on a new building in Evansville, Indiana to house additional administrative offices and to support operations. We anticipate completion of this building by May 2009.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No trading market exists for AGFI’s common stock. AGFI is an indirect wholly owned subsidiary of AIG. AGFI paid the following cash dividends on its common stock:

Quarter Ended
(dollars in thousands)	2008	2007
March 31	$ -	$179,998
June 30	-	-
September 30	-	33,007
December 31	-	-
Total	$ -	$213,005

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity in Item 7, and Note 20 of the Notes to Consolidated Financial Statements in Item 8, regarding limitations on the ability of AGFI and its subsidiaries to pay dividends.

Item 6.  Selected Financial Data.

You should read the following selected financial data in conjunction with the consolidated financial statements and related notes in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

At or for the Years Ended December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Total revenues	$ 2,781,025	$ 2,842,180	$ 2,932,967	$ 2,944,131	$ 2,459,162
Net (loss) income (a)	$ (1,345,652)	$ 112,301	$ 414,862	$ 527,330	$ 478,054
Total assets	$26,547,375	$30,620,147	$27,771,412	$25,801,527	$22,235,772
Long-term debt	$20,980,980	$22,586,994	$19,189,292	$18,314,837	$14,679,501
Average net receivables	$26,081,007	$24,937,508	$24,119,045	$22,451,674	$17,658,922
Average borrowings	$24,853,566	$23,952,538	$23,185,018	$20,830,445	$16,300,928
Yield	10.20%	10.42%	10.39%	10.32%	11.20%
Interest expense rate	5.03%	5.24%	5.07%	4.25%	3.90%
Interest spread	5.17%	5.18%	5.32%	6.07%	7.30%
Operating expense ratio (b)	5.09%	3.91%	3.58%	3.74%	4.43%
Allowance ratio	4.64%	2.36%	2.01%	2.20%	2.26%
Charge-off ratio	2.08%	1.16%	0.95%	1.19%	1.60%
Charge-off coverage	2.10x	2.09x	2.13x	1.97x	1.63x
Delinquency ratio	4.99%	2.84%	2.06%	1.93%	2.31%
Return on average assets	(4.60)%	0.40%	1.54%	2.15%	2.46%
Return on average equity	(49.96)%	3.97%	14.48%	19.99%	23.01%
Ratio of earnings to fixed charges	0.26x	1.11x	1.53x	1.91x	2.06x
Adjusted tangible leverage	11.75x	9.72x	9.12x	8.86x	9.13x
Debt to equity ratio	14.71x	9.44x	8.28x	7.96x	7.99x

(a)

We exclude per share information because AIG indirectly owns all of AGFI’s common stock.

(b)

2008 operating expenses include significant goodwill and other intangible assets impairment charges.

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

Interest expense rate	interest expense as a percentage of average borrowings
Interest spread	yield less interest expense rate
Operating expense ratio	total operating expenses as a percentage of average net receivables
Ratio of earnings to fixed charges	see Exhibit 12 for calculation
Return on average assets	net (loss) income as a percentage of the average of total assets at the beginning and end of each month in the period
Return on average equity	net (loss) income as a percentage of the average of total equity at the beginning and end of each month in the period
Tangible equity	total equity less goodwill, other intangibles, and accumulated other comprehensive loss
Yield	finance charges as a percentage of average net receivables

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

An index to our discussion and analysis follows:

Topic	Page
Forward-Looking Statements	31
Market and Liquidity Developments	32
Overview and Outlook:
2008 Overview 2009 Outlook	34 35
Basis of Reporting	36
Critical Accounting Estimates
Allowance for Finance Receivable Losses Valuation Allowance on Deferred Tax Assets Other Intangible Assets Impairment Goodwill Impairment	37 39 40 40
Critical Accounting Policies	41
Off-Balance Sheet Arrangements	41
Fair Value Measurements	41
Capital Resources and Liquidity:
Capital Resources Liquidity	42 45
Analysis of Financial Condition:
Finance Receivables Real Estate Owned Finance Receivables Held for Sale Investments Asset/Liability Management	48 53 53 54 54
Analysis of Operating Results:

Net (Loss) Income

Finance Charges

Insurance Revenues

Investment Revenue

Loan Brokerage Fees Revenues

Net Service Fees from Affiliates

Mortgage Banking Revenues

Other Revenues

Interest Expense

Operating Expenses

Provision for Finance Receivable Losses

Insurance Losses and Loss Adjustment Expenses

Provision for Income Taxes

55 58 60 61 62 62 63 64 65 68 69 72 73
Regulation and Other:
Regulation Taxation	74 75

Item 7.  Continued

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and our other publicly available documents may include, and the Company’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, financial results and reserves. Our actual results and financial condition may differ from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, that could cause our actual results to differ, possibly materially, include, but are not limited to, the following:

•

the ability of AIG to provide funding to the Company, including AIG’s ability to continue as a going concern;

•

our ability to comply with our debt covenants;

•

lack of access to the capital markets or the sufficiency of our current sources of funds to satisfy our cash flow requirements;

•

changes in the rate at which we can collect or sell our finance receivable portfolio;

•

changes in general economic conditions, including the interest rate environment in which we conduct business, the residential housing market, and the financial markets through which we can access capital and also invest cash flows from the insurance business segment;

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

•

constraints on our business resulting from the Fed Credit Agreement, including on our ability to pursue (and retain proceeds from) certain funding sources without AIG receiving prior consent from the NY Fed;

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

•

our ability to mitigate any adverse effects that may occur as a result of AIG’s intention to explore divestiture opportunities for certain of its businesses and assets, including the Company;

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

Item 7.  Continued

We also direct readers to other risks and uncertainties discussed in Item 1A in this report and in other documents we file with the SEC. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

MARKET AND LIQUIDITY DEVELOPMENTS

Historically, we funded our operations and repaid our obligations through new debt issuances and collections from our finance receivable portfolio. During 2008, significant disruptions in the capital markets and liquidity issues resulted in credit ratings downgrades on our debt as well as AIG’s debt. These events prevented access to our traditional funding sources and resulted in the Company borrowing funds from AIG, drawing the full amounts available under our primary credit facilities, significantly limiting our lending activities, and pursuing alternative funding sources, including portfolio or asset sales. Since the events of September 2008 and through the filing of this report, our traditional borrowing sources, including our ability to issue debt in the capital markets, have remained unavailable, and management does not expect them to become available to us in the near future. Our liquidity concerns, dependency on AIG, results of our operations and the uncertainty regarding the availability of support from AIG have impacted our credit ratings. Currently, we are not able to obtain funding from our traditional capital markets funding sources.

The U.S. economy was officially declared in a recession during 2008 as the mortgage and credit markets experienced historic turmoil with general housing price declines and higher unemployment and consumer delinquencies. Credit availability contracted and was far more expensive or unavailable for many consumers and financial institutions. These market developments contributed to the significant decline in our net income in 2008 when compared to 2007.

In the second half of 2008, AIG experienced an unprecedented strain on liquidity. This strain led to a series of transactions with the NY Fed and the United States Department of the Treasury, which is fully described in AIG’s Annual Report on Form 10-K for the period ended December 31, 2008.

On September 22, 2008, AIG entered into the Fed Credit Agreement in the form of a secured loan and the Pledge Agreement with the NY Fed, which established the credit facility (Fed Facility). The Fed Facility is secured by a pledge of the capital stock and assets of certain of AIG’s subsidiaries, subject to exclusions for certain property the pledge of which is not permitted by AIG debt instruments, as well as exclusions of assets of regulated subsidiaries, assets of foreign subsidiaries and assets of special purpose vehicles. Pursuant to the Pledge Agreement, AIG Capital Corporation (AGFI’s immediate parent company) guaranteed AIG’s obligations under the Fed Credit Agreement, and, to secure that guarantee, AIG Capital Corporation pledged to the NY Fed its ownership interest in certain assets, including the outstanding common stock of AGFI. We have not guaranteed, nor were any of our assets pledged to secure, AIG’s obligations under the Fed Credit Agreement or the Pledge Agreement.

In October 2008, AIG announced a restructuring of its operations, which contemplated retaining its interest in its U.S. property and casualty and foreign general insurance businesses and a continuing ownership interest in certain of its foreign life insurance operations while exploring divestiture opportunities for its remaining businesses, including the Company. However, global market conditions have continued to deteriorate, posing risks to AIG’s ability to divest assets at acceptable values. As announced on March 2, 2009, AIG’s restructuring plan has evolved in response to these market conditions. Therefore, some businesses that have previously been prepared for sale will be divested, some will be held for later divestiture, and some businesses will be prepared for potential subsequent offerings

Item 7.  Continued

to the public. Proceeds from sales of these assets are contractually required to be applied as mandatory prepayments pursuant to the terms of the Fed Credit Agreement.

On March 2, 2009, AIG, the NY Fed, and the United States Department of the Treasury announced various restructuring transactions and the U.S. government issued a statement describing their commitment to continue to work with AIG to maintain its ability to meet its obligations as they come due.

In connection with the preparation of AIG’s Annual Report on Form 10-K for the period ended December 31, 2008, AIG management assessed AIG’s ability to continue as a going concern. Based on the U.S. government’s continuing commitment to AIG, AIG’s agreements in principle and the other expected transactions with the NY Fed and the United States Department of the Treasury, AIG management’s plans to stabilize its businesses and dispose of its non-core assets and, after consideration of the risks and uncertainties of such plans, AIG management believes that AIG will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months.

However, it is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates could prove to be materially incorrect. If this is the case, AIG may need additional U.S. government support to meet its obligations as they come due. If AIG is not able to meet its obligations as they come due, it will have a negative impact on our operations and on our ability to borrow funds from AIG, to make our debt payments, and issue new debt.

In addition to finance receivable collections, management is exploring additional initiatives to meet our financial and operating obligations. These initiatives include portfolio sales, securitizations or participations, and additional expense reductions. In addition, we may be able to improve our liquidity position by further reducing our originations of finance receivables. In February 2009, we sold $940.6 million of finance receivables held for sale. See Note 29 of the Notes to Consolidated Financial Statements in Item 8 for further information regarding the sales of these finance receivables. If the above sources of liquidity are not sufficient to meet our contractual obligations as they come due over the next twelve months, we will seek additional funding from AIG, which funding would be subject to AIG receiving the consent of the NY Fed. We have been advised by AIG that they will continue to support our liquidity needs and ongoing operations through at least the earlier of the sale of us or the next twelve months. However, we may implement further measures to preserve our liquidity and capital, including additional branch closures and reductions in production. The exact nature and magnitude of any additional measures will be driven by prevailing market conditions, our available resources and needs, and the results of our operations.

Item 7.  Continued

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•

the ability of AIG to provide funding to the Company;

•

our ability to comply with our debt covenants;

•

the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments), receipt of finance charges, and portfolio sales, which could be materially different than our estimates;

•

renewed access to debt or general credit markets;

•

potential credit ratings actions;

•

the potential adverse effect on the Company relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG is not able to continue as a going concern;

•

constraints on our business resulting from the Fed Credit Agreement, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as portfolio or asset sales or securitizations or participations, without AIG receiving prior consent from the NY Fed;

•

the potential effect on the Company if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans; and

•

the potential for additional unforeseen cash demands or accelerations of obligations.

After consideration of the above factors, primarily AIG’s continued commitment to support us and our ability to reduce originations of finance receivables, based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect.

OVERVIEW AND OUTLOOK

2008 Overview

Our fundamental business model has been lending to consumers through our branch and centralized real estate business segments from funds generated primarily from our operations and from public and private short-term and long-term debt markets. Until mid-2008, our centralized real estate business segment, through its mortgage banking operations, also originated real estate loans for sale to third party investors. Our branch business segment offers credit and non-credit insurance and ancillary products to all eligible customers. Our insurance business segment writes and reinsures credit and non-credit insurance products for all eligible customers of our branch business segment and invests cash generated from operations in various investments.

During 2008, significant disruptions in the capital markets and AIG liquidity issues resulted in the credit ratings downgrades on AIG’s debt as well as our debt. These events prevented access to our traditional capital market funding sources and resulted in the Company borrowing funds from AIG, drawing the full amounts available under our primary credit facilities, significantly limiting our lending activities, and pursuing alternative funding sources. In response to the significant economic, credit, and liquidity issues facing the financial markets, the U.S. government established or announced various programs to support

Item 7.  Continued

certain financial institutions or asset classes. We were not eligible to directly benefit from these programs during 2008.

As a result of its liquidity issues, AIG entered into the Fed Credit Agreement and indicated its intent to refocus on its core property and casualty insurance businesses, to generate sufficient liquidity to repay the outstanding balance of the Fed Facility, and to address its capital structure. AIG announced its intention to retain the majority of certain insurance-based operations and to explore divestiture opportunities for its remaining businesses, including the Company.

The U.S. economy was officially declared in a recession during 2008 as the mortgage and credit markets experienced historic turmoil with general housing price declines and higher unemployment and consumer delinquencies. Credit availability contracted and was far more expensive or unavailable for many consumers and financial institutions. These market developments contributed to the significant decline in our net income in 2008 when compared to 2007. In response to these market conditions and to preserve the ongoing value of our operations, we decided to significantly reduce our mortgage banking operations, limit our lending volumes, and rationalize our branch office network by closing more than 240 branch offices. Effective June 17, 2008, WFI ceased its wholesale originations (originations through mortgage brokers) but continued its retail originations (originations directly with consumers) at a substantially reduced level. Currently, all WFI loan origination activity relates to the financial remediation program discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 8.

In aggregate for the year, our balance of net finance receivables declined due to management’s decision to significantly limit our lending activities in 2008 and the transfer of $972.5 million of real estate loans from finance receivables to finance receivables held for sale in December 2008, partially offset by the $1.5 billion branch finance receivable portfolio that we agreed to acquire in late 2007, which closed in first quarter 2008. While total finance charges increased when compared to 2007, the increase was more than offset by higher provision for finance receivable losses as a result of our higher levels of delinquency and net charge-offs and goodwill and other intangible assets impairments.

2009 Outlook

Most economists predict that the U.S. economy will remain in a recession through 2009 or beyond. With a struggling economy, further increases in unemployment are anticipated and the housing markets are expected to remain weak through 2009 and possibly longer. The U.S. government is considering programs to support the U.S. mortgage market and homeowners facing foreclosure. It is yet unclear how these programs will impact our current mortgage lending relationships, future mortgage opportunities, and potential funding sources.

Federal actions and programs initiated in late 2008 to support market liquidity have provided lower benchmark interest rates and direct funding benefits for certain financial institutions, which may continue to exclude the Company. Credit spreads to benchmark rates are likely to remain historically high as investors demand greater risk compensation that would offset benchmark rate savings for debt financing. Until there is significant improvement in capital markets liquidity and less uncertainty regarding our need for and access to a financially stronger ultimate parent, we will likely be prevented from accessing traditional capital market sources. We will rely upon funding generated from operations, available alternative funding sources, and, to the extent needed and available, additional funding from AIG. We anticipate that our sources of funding will be adequate to fund our obligations and operations through 2009. However, there can be no assurance as to the sufficiency or availability of these funds.

Item 7.  Continued

In such an environment and without significant access to the capital markets, we anticipate limited new lending and a reduction in our total finance receivables. We would also anticipate additional increases in delinquencies, net charge-offs, and writedowns on real estate owned as our remaining finance receivable portfolio continues to mature and economic factors continue to deteriorate. Our interest margin may not significantly change, but we anticipate that our investment income will decline due to the liquidations of investment securities to fund dividends from insurance subsidiaries to AGFC. We will also focus on reducing operating expenses in conjunction with our anticipated reduction of finance receivables.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets nor relating to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

At December 31, 2008, 88% of our assets were net finance receivables less allowance for finance receivable losses. Finance charge revenue is a function of the amount of average net receivables and the yield on those average net receivables. GAAP requires that we recognize finance charges as revenue on the accrual basis using the interest method.

At December 31, 2008, 97% of our liabilities were debt issued primarily to support our net finance receivables. Interest expense is a function of the amount of average borrowings and the interest expense rate on those average borrowings. GAAP requires that we recognize interest on borrowings as expense on the accrual basis using the interest method. Interest expense includes the effect of our swap agreements that qualify for hedge accounting under GAAP.

Insurance revenues consist primarily of insurance premiums resulting from our branch customers purchasing various credit and non-credit insurance policies. Insurance premium revenue is a function of the premium amounts and policy terms. GAAP dictates the methods of insurance premium revenue recognition. Our credit life premiums are recognized as revenue using the rule of 78’s method for decreasing credit life and the pro rata method for level credit life. Our credit accident and health premiums are recognized as revenue using the mean of the rule of 78’s method and the pro rata method. Our credit property and casualty and credit involuntary unemployment premiums are recognized as revenue using the pro rata method. Our non-credit premiums are recognized as revenue when collected. Insurance revenues also include commissions received from selling third party insurers’ products, primarily through the operations of Ocean, which we acquired in January 2007.

We invest cash generated by our insurance business segment primarily in investment securities, which were 3% of our assets at December 31, 2008, and to lesser extents in commercial mortgage loans, investment real estate, and policy loans, which we include in other assets. We report the resulting revenue in investment revenue. GAAP requires that we recognize interest on these investments as revenue on the accrual basis.

Item 7.  Continued

Loan brokerage fees revenues, through the operations of Ocean, consist of commissions from lenders for loans brokered to them, fees from customers to process their loans, and fees from other credit originators for customer referrals. We recognize these commissions and fees in loan brokerage fees revenues when earned.

Net service fees from affiliates include amounts we charged AIG Bank for services under our agreements for AIG Bank’s origination and sale of non-conforming residential real estate loans. (Previously, WFI and MorEquity maintained agreements with AIG Bank whereby WFI and MorEquity provided services for AIG Bank’s origination and sale of such real estate loans.) We assumed financial responsibility for recourse exposure pertaining to these loans. We netted the provisions for the related recourse in net service fee revenue. Net service fees from affiliates also include amounts we charge AIG Bank for certain services under our agreement for AIG Bank’s origination of private label services. As required by GAAP, we recognize these fees as revenue when we provide the services.

Mortgage banking revenues include net gain on sale of finance receivables held for sale, provision for warranty reserve, and interest income on finance receivables held for sale. GAAP requires that we recognize the difference between the sales price we receive when we sell a finance receivable held for sale and our investment in that loan as a gain or loss at the time of the sale. We also charged provisions for recourse obligations to provision for warranty reserve to maintain the reserves for recourse obligations at appropriate levels. GAAP also requires that we recognize interest as revenue on the accrual basis using the interest method during the period we hold a real estate loan held for sale.

CRITICAL ACCOUNTING ESTIMATES

Allowance for Finance Receivable Losses

We consider our most critical accounting estimate to be the establishment of an adequate allowance for finance receivable losses. Our finance receivable portfolio consists of $24.6 billion of net finance receivables due from 2.1 million customer accounts. These accounts were originated or purchased and are serviced primarily by our branch or centralized real estate business segments.

To manage our exposure to credit losses, we use credit risk scoring models for finance receivables that we originate through our branch business segment. In our centralized real estate business segment, MorEquity originates real estate loans according to our established underwriting criteria. We perform due diligence investigations on all portfolio acquisitions. We utilize standard collection procedures supplemented with data processing systems to aid branch, centralized support operations, and centralized real estate personnel in their finance receivable collection processes.

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

We use migration analysis and the Monte Carlo technique as the principal tools to determine the appropriate amount of allowance for finance receivable losses. Both migration and Monte Carlo are statistical techniques that attempt to predict the future amount of losses for existing pools of finance receivables. Migration analysis applies empirically measured historical movement of like finance receivables through various levels of repayment, delinquency, and loss categories to existing finance receivable pools. We calculate migration analysis using three different scenarios based on varying assumptions to evaluate a range of possible outcomes. The Monte Carlo technique uses multiple iterations to simulate the effect of various economic conditions. The simulation generates a distribution of losses over a specified timeframe.

We utilize the migration and Monte Carlo results for the Company’s finance receivable portfolio to arrive at an estimate of inherent losses for the finance receivables existing at the time of analysis. We adjust the amounts determined by migration and Monte Carlo for management’s estimate of the effects of model imprecision, recent changes to our underwriting criteria, portfolio seasoning, and current economic conditions, including the levels of unemployment and personal bankruptcies. This adjustment resulted in a $63.1 million increase to the amount determined by migration and Monte Carlo at December 31, 2008, compared to a $44.6 million increase at December 31, 2007.

Item 7.  Continued

We maintain our allowance for finance receivable losses at our estimated “most likely” outcome of our migration and Monte Carlo scenarios, as adjusted. If we had chosen to establish the allowance for finance receivable losses at the highest and lowest levels produced by the various adjusted migration and Monte Carlo scenarios, our allowance for finance receivable losses at December 31, 2008 and 2007, and provision for finance receivable losses and net income for 2008 and 2007 would have changed as follows:

At or for the Years Ended December 31,
(dollars in millions)	2008	2007
Highest level: Increase in allowance for finance receivable losses	$ 111.2	$ 95.7
Increase in provision for finance receivable losses	111.2	95.7
Decrease in net income	(72.3)	(62.2)
Lowest level: Decrease in allowance for finance receivable losses	$(172.5)	$(91.8)
Decrease in provision for finance receivable losses	(172.5)	(91.8)
Increase in net income	112.1	59.7

The Credit Strategy and Policy Committee exercises its judgment, based on quantitative analyses, qualitative factors, and each committee member’s experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. If the committee’s review concludes that an adjustment is necessary, we charge or credit this adjustment to expense through the provision for finance receivable losses. On a quarterly basis, AIG’s Chief Credit Officer and the Chief Financial Officer of AIG’s Financial Services Division review and approve the conclusions reached by the committee. We consider this estimate to be a critical accounting estimate that affects the net income of the Company in total and the pretax operating income of our branch and centralized real estate business segments. We document the adequacy of the allowance for finance receivable losses, the analysis of the trends in credit quality, and the current economic conditions considered by the Credit Strategy and Policy Committee to support its conclusions. See Analysis of Operating Results – Provision for Finance Receivable Losses for further information on the allowance for finance receivable losses.

Valuation Allowance on Deferred Tax Assets

At December 31, 2008, net deferred tax assets after valuation allowance totaled $23.0 million. SFAS No. 109 “Accounting for Income Taxes” (SFAS 109) permits a deferred tax asset to be recorded if the asset meets a more likely than not standard (i.e. more than 50 percent likely) that the asset will be realized. Realization of our net deferred tax assets depends on our ability to generate sufficient future taxable income of the appropriate character within the carryforward periods in the jurisdictions in which the net operating and capital losses, tax credits, and deductible temporary differences were incurred. Because the realization of the deferred tax assets relies on a projection of future income, we view this as a critical accounting estimate.

Item 7.  Continued

When making our assessment about the realization of our deferred tax assets at December 31, 2008, we considered all available evidence, including:

•

the nature, frequency, and severity of current and cumulative financial reporting losses;

•

the carryforward periods for the net operating and capital loss carryforwards;

•

the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier future years in the forecast period; and

•

tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

Other Intangible Assets Impairment

Other intangible assets consisted of trade names, broker relationships, customer relationships, investor relationships, employment agreements, non-compete agreements, and lender panel (group of lenders for whom Ocean performs loan origination services). Historically, we tested our other intangible assets for impairment during the first quarter of each year. We tested for impairment between these annual reviews if long-term adverse changes developed in the underlying business. Accordingly, we performed an assessment of our other intangible assets to test for recoverability in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The assessment of recoverability was based on our estimates. We compared projected undiscounted future cash flows to the carrying value of the asset group. When the test for recoverability identified that the carrying value of the asset group was not recoverable and the asset group’s fair value was measured in accordance with the fair value measurement framework, we recognized an impairment charge in operating expenses for the amount by which the carrying value of the asset group exceeded its estimated fair value. We calculated the amount of the impairment using the income approach. The income approach uses discounted cash flow projections. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20%.

In accordance with the provisions of SFAS 144, in 2008 we wrote down other intangible assets to zero fair value, reflecting our reduced discounted cash flow expectations. See Note 27 of the Notes to Consolidated Financial Statements in Item 8 for further information on fair value measurements.

Goodwill Impairment

Historically, we tested goodwill for impairment during the first quarter of each year. We tested for impairment between these annual reviews if long-term adverse changes developed in the underlying business. Goodwill impairment testing was performed at the “reporting unit” level. We assigned goodwill to our reporting units at the date the goodwill was initially recorded. We recorded our goodwill in our branch, centralized real estate, and insurance business segments and all other reporting units (Ocean). Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

We initially assessed the potential for impairment by estimating the fair value of each of our reporting units and comparing the estimated fair values with the carrying amounts of those reporting units, including goodwill. The estimate of a reporting unit’s fair value was calculated using the discounted expected future cash flows approach. If the carrying value of a reporting unit exceeded its estimated fair value, goodwill associated with that reporting unit was potentially impaired. The amount of impairment was measured as the excess of the carrying value of goodwill over the estimated fair value of the

Item 7.  Continued

goodwill. The estimated fair value of the goodwill was measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit’s assets and liabilities in a hypothetical market. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20%.

In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), in 2008 we wrote down our goodwill to zero fair value, reflecting our reduced discounted cash flow expectations. This impairment charge was recorded in operating expenses. See Note 27 of the Notes to Consolidated Financial Statements in Item 8 for further information on fair value measurements.

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

FAIR VALUE MEASUREMENTS

The fair value of a financial instrument is the amount that would be received if an asset were to be sold or the amount that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or little information is released publicly for the asset or liability being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is listed on an exchange or traded over-the-counter or is new to the market and not yet established, the characteristics specific to the transaction, and general market conditions.

Management is responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting methodologies and assumptions. Third party valuation service providers are employed to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When the valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

Item 7.  Continued

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted internal valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information as of the measurement date as well as the specific attributes of the security being valued, including its term interest rate, credit rating, industry sector, and other issue or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased. We assess the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, we may validate the reasonableness of fair values by comparing information obtained from the valuation service providers to other third party valuation sources for selected securities. We also validate prices for selected securities obtained from brokers through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

See Note 27 of the Notes to Consolidated Financial Statements in Item 8 for further information on fair value measurements.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital has varied primarily with the amount of net finance receivables. We have based our mix of debt and equity, or “leverage”, primarily upon maintaining leverage that supports cost-effective funding.

December 31,	2008		2007
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$20,981.0	82%	$22,587.0	77%
Short-term debt	3,135.8	12	3,943.4	13
Total debt	24,116.8	94	26,530.4	90
Equity	1,639.3	6	2,811.9	10
Total capital	$25,756.1	100%	$29,342.3	100%
Net finance receivables	$24,599.4		$25,512.7

We have issued a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtained our fixed-rate funding by issuing public or private long-term debt with maturities primarily ranging from three to ten years. Until September 2008, AGFC and AGFI obtained most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate debt. We have issued commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At December 31, 2008, short-term debt included $173.0 million of commercial paper. AGFC has also issued extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At December 31, 2008, short-term debt included $14.7 million of extendible commercial notes, all of which had been extended by the Company and have final maturity dates in 2009.

Item 7.  Continued

We have maintained credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. Due to the extraordinary events in the credit markets, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008. AGFC does not guarantee any borrowings of AGFI. See Note 14 of the Notes to Consolidated Financial Statements in Item 8 for additional information on credit facilities.

As of December 31, 2008, our primary committed credit facilities were as follows:

(dollars in millions)
Facility	Committed Amount	Drawn	Expiration
364-day facility*	$2,450.0	$2,450.0	July 2009
Multi-year facility	2,125.0	2,125.0	July 2010
Ocean one-year operating facility	146.3	54.1	January 2009
Total	$4,721.3	$4,629.1

*

AGFI was an eligible borrower under the 364-day facility for up to $400.0 million, which was fully drawn during September 2008 and remained outstanding at December 31, 2008.

Each of the facilities requires that AGFC remain directly or indirectly majority-owned by AIG. If AIG were to divest the Company, we would be required to renegotiate or repay the facilities. Subject to certain conditions, at expiration, we may convert any outstanding amount under our 364-day facility into a one-year term loan. In addition, this facility includes (for the benefit of its lenders) the capital support agreement with AIG described below. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.11% at December 31, 2008. There were no amounts outstanding under the committed credit facilities at December 31, 2007. We will seek to replace or extend these credit facilities on or prior to their expiration. However, there can be no assurance that we will be able to obtain replacements or extensions.

As part of our July 10, 2008 resyndication of the expiring 364-day committed credit facility, AGFC entered into a capital support agreement with AIG, whereby AIG agreed to cause AGFC to maintain: (a) stockholder’s equity (minus the amount of accumulated other comprehensive income or loss) of at least $2.2 billion; and (b) an adjusted tangible leverage at or below 8.0x (further adjusting for excess cash for a calculated “support leverage”). If AIG terminates the capital support agreement or does not comply with its terms, the 364-day facility would require renegotiation or repayment. AGFC targets its adjusted tangible leverage not to exceed 7.5x.

From 2001 through 2006, we targeted our leverage to be a ratio of 9.0x of debt to tangible equity, where tangible equity equaled total shareholder’s equity less goodwill and accumulated other comprehensive (loss) income. Beginning in the first quarter of 2007, we changed our method of measuring target leverage primarily to accommodate AGFC’s issuance of $350.0 million aggregate principal amount of 60-year junior subordinated debentures (“hybrid debt”) following our acquisition of Ocean in January 2007. The debentures underlie a series of trust preferred securities sold by a trust sponsored by AGFC in a Rule 144A/Regulation S offering. AGFC can redeem the debentures at par beginning in January 2017. Based upon the terms of these junior subordinated debentures, credit rating agencies have acknowledged that until January 2017, at least 75% of such hybrid debt will be afforded equity treatment in their measurement of AGFC’s leverage.

Item 7.  Continued

Accordingly, beginning in first quarter 2007, our targeted leverage was changed to 9.0x of adjusted debt to adjusted tangible equity, where adjusted debt equals total debt less 75% of hybrid debt and where adjusted tangible equity equals total shareholder’s equity plus 75% of hybrid debt and less goodwill, other intangible assets, and accumulated other comprehensive (loss) income. Based on this definition, our adjusted tangible leverage at December 31, 2008 was 11.75x compared to 9.72x at December 31, 2007. In calculating December 31, 2008 targeted leverage, management deducted from adjusted debt $624.0 million for cash equivalents, resulting in an effective adjusted tangible leverage of 11.44x. In calculating December 31, 2007 targeted leverage, management deducted from adjusted debt $1.9 billion for cash equivalents, resulting in an effective adjusted tangible leverage of 9.01x. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 for further information regarding these cash equivalents. Adjusted tangible leverage and effective adjusted tangible leverage each exceeded 9.0x at December 31, 2008 due to the determination that the Company would be required to establish a $622.6 million valuation reserve against its deferred tax assets.

The AIG capital support agreement (for the benefit of lenders under the Company’s drawn 364-day committed credit facility) requires that if AGFC’s support leverage exceeds 8.0x at any quarter end, or fiscal year end, then prior to filing those financial statements with the SEC, AIG will cause a capital contribution or other action to occur such that if the contribution or action had been taken at the reporting period quarter end, or fiscal year end, AGFC’s support leverage would have been no more than 8.0x. At December 31, 2008, AGFC’s support leverage was 8.99x. During March 2009, and prior to the filing of this report, AIG caused AGFC to receive a $600.0 million capital contribution that would have reduced AGFC’s support leverage at December 31, 2008 to 7.05x. Further capital infusions into the Company may require AIG to obtain the consent of the NY Fed under the Fed Credit Agreement.

Certain debt agreements of the Company contain terms that could result in acceleration of payments. Under certain circumstances, an event of default or declaration of acceleration under the borrowing agreements of the Company could also result in an event of default and declaration of acceleration under other borrowing agreements of the Company, as well as for AIG under the Fed Credit Agreement.

Certain prepayable debt agreements of AGFI contain covenants which state that AGFI cannot have net losses for two consecutive years.

During 2008, a mandatory trigger event occurred under AGFC’s hybrid debt. A mandatory trigger event requires AGFC to defer interest payments to the junior subordinated debt holders unless AGFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt, otherwise payable on the next interest payment date. During September 2008, AGFC received $10.5 million in capital contributions to satisfy the January 2009 interest payments required by AGFC’s hybrid debt.

Reconciliations of total debt to adjusted debt were as follows:

December 31,
(dollars in millions)	2008	2007
Total debt	$24,116.8	$26,530.4
75% of hybrid debt	(262.0)	(261.9)
Adjusted debt	$23,854.8	$26,268.5

Item 7.  Continued

Reconciliations of equity to adjusted tangible equity were as follows:

December 31,
(dollars in millions)	2008	2007
Equity	$1,639.3	$2,811.9
75% of hybrid debt	262.0	261.9
Goodwill	-	(340.6)
Other intangible assets	-	(111.2)
Accumulated other comprehensive loss	129.1	81.8
Adjusted tangible equity	$2,030.4	$2,703.8

Liquidity

Traditionally, our sources of funds have included cash flows from operations, issuances of long-term debt in domestic and foreign markets, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, sales of finance receivables, and securitizations. AGFI has also received capital contributions from its parent to support finance receivable growth and maintain targeted leverage. Subject to insurance regulations, we also have the ability to receive dividends from our insurance subsidiaries. AGFC received $466.0 million of dividends from its insurance subsidiaries during 2008, $155.0 million during January 2009, and $45.0 million during February 2009.

Due to the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008. In addition, we borrowed funds from AIG Funding, Inc. (AIG Funding) under a demand note agreement. Until there is a significant improvement in credit markets or we have a financially stronger parent, we anticipate that our primary sources of funds to support operations and repay obligations will be finance receivable collections from operations, while we significantly limit our lending activities and focus on expense reductions. Alternative funding sources include portfolio or asset sales, securitizations or participations, insurance subsidiary dividends, and additional borrowings from AIG Funding. Accessing these funding sources is uncertain and retention of any proceeds may require AIG to obtain the consent of the NY Fed under the Fed Credit Agreement and the Pledge Agreement.

The principal factors that could decrease our liquidity are customer non-payment, a prolonged inability to access our historical capital market sources, and AIG’s inability to provide funding. We intend to limit liquidity risk by operating the Company utilizing the following strategies:

•

limiting net originations and purchases of finance receivables and having more restrictive underwriting standards and pricing for such loans;

•

pursuing alternative funding sources, including portfolio or asset sales, securitizations or participations, and additional borrowings from AIG Funding;

•

monitoring finance receivables using our credit risk systems; and

•

maintaining a capital structure appropriate to our asset base.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect, in which case we may not have sufficient cash to meet our obligations and there could exist substantial doubt about our ability to continue as a going concern.

Item 7.  Continued

Principal sources and uses of cash were as follows:

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Principal sources of cash: Operations	$ 794.3	$1,479.9	$ -
Net investment securities called and sold	581.5	-	-
Capital contributions	220.0	126.0	-
Net issuances of debt	-	2,110.7	1,454.4
Total	$1,595.8	$3,716.6	$1,454.4
Principal uses of cash: Net repayment of debt	$1,993.3	$ -	$ -
Net originations and purchases of finance receivables	617.8	1,343.5	773.5
Dividends paid	-	213.0	296.7
Operations	-	-	251.3
Net investment securities purchased	-	50.0	53.5
Total	$2,611.1	$1,606.5	$1,375.0

During 2008, significant disruptions in the capital markets and liquidity issues resulted in credit ratings downgrades on our debt as well as AIG’s debt. These events prevented access to our traditional funding sources and resulted in the Company borrowing funds from AIG, drawing the full amounts available under our primary credit facilities, significantly limiting our lending activities, and pursuing alternative funding sources, including portfolio or asset sales. These factors as well as the slower U.S. housing market, our tighter underwriting guidelines, and liquidity management efforts are reflected in our principal sources and uses of cash in 2008. Net cash from operations decreased in 2008 primarily due to a decrease in net sales and principal collections of finance receivables held for sale resulting from our decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008. As an additional source of funds, during 2008 we sold investment securities, the proceeds of which were used by our insurance subsidiaries to pay dividends of $466.0 million to AGFC.

Net cash from operations increased in 2007 primarily due to a significant decrease in net originations of finance receivables held for sale resulting from the slower U.S. housing market and our tighter underwriting guidelines. Net issuances of debt increased in 2007 primarily to support growth in finance receivables.

Net originations and purchases of finance receivables and net issuances of debt decreased in 2006 primarily due to decreases in our centralized real estate loan production caused by a less robust U.S. housing market in 2006 compared to the prior year. Net cash from operations decreased in 2006 primarily due to an increase in net originations of finance receivables held for sale resulting from the termination of the mortgage services agreements with AIG Bank which had the effect of decreasing service fees from AIG Bank and increasing finance receivables held for sale using our own state licenses.

Dividends paid, less capital contributions received, reflect net income retained by AGFI to maintain equity and total debt at our leverage target.

Item 7.  Continued

At December 31, 2008, material contractual obligations were as follows:

(dollars in millions)	Long-term Debt	Short-term Debt	Interest Payments on Debt (b)	Operating Leases (c)	Total
First quarter 2009	$ 758.8	$ 642.7	$ 261.7	$ 16.5	$ 1,679.7
Second quarter 2009	931.3	43.1	347.1	15.7	1,337.2
Third quarter 2009 (a)	758.8	2,450.0	215.7	14.4	3,438.9
Fourth quarter 2009	1,661.1	-	329.8	13.2	2,004.1
2009	4,110.0	3,135.8	1,154.3	59.8	8,459.9
2010-2011	7,284.5	-	1,548.5	72.2	8,905.2
2012-2013	4,129.4	-	967.2	26.9	5,123.5
2014+	5,457.1	-	1,761.8	8.9	7,227.8
Total	$20,981.0	$3,135.8	$5,431.8	$167.8	$29,716.4

(a)

Short-term debt includes a 364-day credit facility of $2.450 billion. Subject to certain conditions, at expiration, we may convert any outstanding amount under our 364-day facility into a one-year term loan.

(b)

Future interest payments on floating-rate debt are estimated based upon floating rates in effect at December 31, 2008.

(c)

Operating leases include annual rental commitments for leased office space, automobiles, and data processing and related equipment.

Historically, we funded our operations and repaid our obligations through new debt issuances and collections from our finance receivable portfolio. Since the events of September 2008 and through the filing of this report, our traditional borrowing sources, including our ability to issue debt in the capital markets, have remained unavailable, and management does not expect them to become available to us in the near future. In addition to finance receivable collections, management is exploring additional initiatives to meet our financial and operating obligations. These initiatives include portfolio sales, securitizations or participations, and additional expense reductions. In addition, we may be able to improve our liquidity position by further reducing our originations of finance receivables. In February 2009, we sold $940.6 million of finance receivables held for sale. See Note 29 of the Notes to Consolidated Financial Statements in Item 8 for further information regarding the sales of these finance receivables. If the above sources of liquidity are not sufficient to meet our contractual obligations as they come due over the next twelve months, we will seek additional funding from AIG, which funding would be subject to AIG receiving the consent of the NY Fed. We have been advised by AIG that they will continue to support our liquidity needs and ongoing operations through at least the earlier of the sale of us or the next twelve months. However, we may implement further measures to preserve our liquidity and capital, including additional branch closures and reductions in production. The exact nature and magnitude of any additional measures will be driven by prevailing market conditions, our available resources and needs, and the results of our operations.

In first quarter 2006, a consolidated special purpose subsidiary of AGFI purchased $512.3 million of real estate loans from a subsidiary of AGFC. The AGFI subsidiary securitized $492.8 million of these real estate loans and recorded $450.6 million of debt issued by the trust that purchased these real estate loans. We recorded the transaction as an “on-balance sheet” secured financing.

During March 2009, AGFC repaid the $419.5 million (plus interest) owed under the demand note agreement with AIG Funding and, on March 24, 2009, loaned $800.0 million to AIG under a demand

Item 7.  Continued

note (the “AIG Loan”). As noted above, AIG is the indirect parent of AGFC. The cash used to fund the repayment of the demand note and the AIG Loan came from asset sale proceeds, operations, and the AIG capital contribution received in March 2009. The AIG Loan is subject to a subordination agreement in favor of the NY Fed. The repayment and AIG Loan were made to facilitate AIG’s management of its excess cash limits under the Fed Credit Facility.

ANALYSIS OF FINANCIAL CONDITION

Finance Receivables

Amount, number, and average size of net finance receivables originated and renewed by type were as follows:

Years Ended December 31,	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Originated Amount (in millions): Real estate loans	$1,172.2	25%	$3,426.2	45%	$3,786.1	49%
Non-real estate loans	1,399.3	29	1,791.8	23	1,702.7	22
Retail sales finance	2,198.9	46	2,472.2	32	2,205.4	29
Total	$4,770.4	100%	$7,690.2	100%	$7,694.2	100%
Number: Real estate loans	18,567	2%	39,221	3%	52,309	4%
Non-real estate loans	321,672	29	402,381	30	411,533	31
Retail sales finance	764,868	69	907,805	67	849,444	65
Total	1,105,107	100%	1,349,407	100%	1,313,286	100%
Average size (to nearest dollar): Real estate loans	$63,131		$87,356		$72,380
Non-real estate loans	4,350		4,453		4,137
Retail sales finance	2,875		2,723		2,596
Renewed (includes additional funds borrowed) Amount (in millions): Real estate loans	$ 534.8	22%	$ 977.0	32%	$1,063.0	35%
Non-real estate loans	1,901.0	78	2,069.4	68	1,938.1	65
Total	$2,435.8	100%	$3,046.4	100%	$3,001.1	100%
Number: Real estate loans	7,944	2%	12,572	3%	14,207	3%
Non-real estate loans	409,011	98	440,593	97	433,538	97
Total	416,955	100%	453,165	100%	447,745	100%
Average size (to nearest dollar): Real estate loans	$67,322		$77,712		$74,819
Non-real estate loans	4,648		4,697		4,470

Item 7.  Continued

Amount, number, and average size of net finance receivables net purchased by type were as follows:

Years Ended December 31,	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Net purchased Amount (in millions): Real estate loans	$1,109.7	71%	$ 234.1	97%	$ 137.4	91%
Non-real estate loans	287.0	18	4.0	2	1.6	1
Retail sales finance	166.9	11	3.7	1	12.4	8
Total	$1,563.6	100%	$ 241.8	100%	$ 151.4	100%
Number: Real estate loans	17,022	13%	4,505	67%	1,340	18%
Non-real estate loans	80,385	63	415	6	326	4
Retail sales finance	29,991	24	1,791	27	5,884	78
Total	127,398	100%	6,711	100%	7,550	100%
Average size (to nearest dollar): Real estate loans	$65,196		$51,974		$102,519
Non-real estate loans	3,570		9,549		5,021
Retail sales finance	5,563		2,049		2,108

Effective February 29, 2008, we purchased a substantial portion of Equity One, Inc.’s consumer branch finance receivable portfolio consisting of $1.014 billion of real estate loans, $289.8 million of non-real estate loans, and $156.0 million of retail sales finance receivables.

Net purchased for 2008 included sales of $0.1 million of real estate loans. Net purchased for 2007 included sales of $11.0 million of real estate loans. We had no sales of finance receivables in 2006.

Item 7.  Continued

Amount, number, and average size of total net finance receivables originated, renewed, and net purchased by type were as follows:

Years Ended December 31,	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Originated, renewed, and net purchased Amount (in millions): Real estate loans	$2,816.7	32%	$ 4,637.3	42%	$ 4,986.5	46%
Non-real estate loans	3,587.3	41	3,865.2	35	3,642.4	34
Retail sales finance	2,365.8	27	2,475.9	23	2,217.8	20
Total	$8,769.8	100%	$10,978.4	100%	$10,846.7	100%
Number: Real estate loans	43,533	3%	56,298	3%	67,856	4%
Non-real estate loans	811,068	49	843,389	47	845,397	48
Retail sales finance	794,859	48	909,596	50	855,328	48
Total	1,649,460	100%	1,809,283	100%	1,768,581	100%
Average size (to nearest dollar): Real estate loans	$64,703		$82,371		$73,486
Non-real estate loans	4,423		4,583		4,309
Retail sales finance	2,976		2,722		2,593

Amount of net purchased net finance receivables as a percentage of total net finance receivables originated, renewed, and net purchased by type was as follows:

Years Ended December 31,	2008	2007	2006
Real estate loans	39%	5%	3%
Non-real estate loans	8	-	-
Retail sales finance	7	-	1
Total	18%	2%	1%

The slower U.S. housing market, our tighter underwriting guidelines, and liquidity management efforts resulted in lower levels of originations of real estate loans in 2008 than in 2007 and 2006.

Item 7.  Continued

Amount, number, and average size of net finance receivables by type were as follows:

December 31,	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Net finance receivables Amount (in millions): Real estate loans	$18,352.9	75%	$19,451.6	76%	$18,906.0	78%
Non-real estate loans	4,035.1	16	3,895.3	15	3,522.6	14
Retail sales finance	2,211.4	9	2,165.8	9	1,908.5	8
Total	$24,599.4	100%	$25,512.7	100%	$24,337.1	100%
Number: Real estate loans	221,325	10%	220,845	11%	222,752	11%
Non-real estate loans	978,062	47	930,745	44	897,496	45
Retail sales finance	899,877	43	953,195	45	880,762	44
Total	2,099,264	100%	2,104,785	100%	2,001,010	100%
Average size (to nearest dollar): Real estate loans	$82,923		$88,078		$84,875
Non-real estate loans	4,126		4,185		3,925
Retail sales finance	2,457		2,272		2,167

Due to the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, we are pursuing sales of certain finance receivables as an alternative funding source. In December 2008, we transferred $972.5 million of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. See Note 29 of the Notes to Consolidated Financial Statements in Item 8 for further information regarding the sales of these real estate loans. As of December 31, 2008, management’s intent to hold for investment the remainder of the finance receivable portfolio for the foreseeable future had not changed.

The amount of first mortgage loans was 92% of our real estate loan net receivables at December 31, 2008, 2007, and 2006.

Item 7.  Continued

The largest concentrations of net finance receivables were as follows:

December 31,	2008		2007*		2006*
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
California	$ 3,011.5	12%	$ 3,485.3	14%	$ 3,243.8	13%
Florida	1,565.2	6	1,607.5	6	1,532.6	6
N. Carolina	1,340.2	6	1,036.4	4	966.0	4
Virginia	1,258.5	5	1,109.9	4	1,082.2	5
Ohio	1,231.3	5	1,308.2	5	1,332.6	5
Illinois	1,091.1	4	1,141.6	4	1,113.6	5
Pennsylvania	1,040.4	4	981.1	4	903.4	4
Tennessee	888.8	4	897.3	4	865.0	4
Other	13,172.4	54	13,945.4	55	13,297.9	54
Total	$24,599.4	100%	$25,512.7	100%	$24,337.1	100%

*

December 31, 2006 and 2007 concentrations of net finance receivables are presented based on December 31, 2008 state concentrations.

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. However, the current recession in the U.S. is national in scope and is not limited to a particular region. In addition, 96% of our finance receivables at December 31, 2008 were secured by real property or personal property. While finance receivables have exposure to further economic uncertainty, we believe that the allowance for finance receivable losses is adequate to absorb losses inherent in our existing portfolio. See Analysis of Operating Results – Provision for Finance Receivable Losses for further information on allowance ratio, delinquency ratio, and charge-off ratio and Note 3 of the Notes to Consolidated Financial Statements in Item 8 for further information on how we estimate finance receivable losses.

Contractual maturities of net finance receivables by type at December 31, 2008 were as follows:

	Real	Non-Real	Retail
(dollars in millions)	Estate Loans	Estate Loans	Sales Finance	Total
2009	$ 328.4	$ 968.2	$ 463.7	$ 1,760.3
2010	412.9	1,266.5	375.5	2,054.9
2011	439.3	904.6	219.9	1,563.8
2012	463.9	460.0	139.3	1,063.2
2013	485.4	187.1	89.1	761.6
2014+	16,223.0	248.7	923.9	17,395.6
Total	$18,352.9	$4,035.1	$2,211.4	$24,599.4

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

Item 7.  Continued

Real Estate Owned

Changes in the amount of real estate owned were as follows:

At or for the Years Ended December 31,
(dollars in millions)	2008	2007	2006
Balance at beginning of year	$ 123.7	$ 57.7	$ 47.7
Properties acquired	209.6	158.4	92.2
Properties sold or disposed of	(165.2)	(80.3)	(72.3)
Writedowns	(32.8)	(12.1)	(9.9)
Balance at end of year	$ 135.3	$123.7	$ 57.7
Real estate owned as a percentage of real estate loans	0.74%	0.64%	0.31%

Changes in the number of real estate owned properties were as follows:

At or for the Years Ended December 31,	2008	2007	2006
Balance at beginning of year	1,502	1,014	898
Properties acquired	2,581	2,065	1,669
Properties sold or disposed of	(2,353)	(1,577)	(1,553)
Balance at end of year	1,730	1,502	1,014

Real estate owned increased in 2008 and 2007 reflecting an increase in foreclosures as a result of negative economic fundamentals and the downturn in the U.S. residential real estate market. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for information relating to our accounting policy for real estate owned.

Finance Receivables Held for Sale

Finance receivables held for sale were as follows:

December 31,
(dollars in millions)	2008	2007	2006
Finance receivables originated as held for investment	$945.0	$ -	$ -
Finance receivables originated as held for sale	15.4	232.7	1,121.6
Total	$960.4	$232.7	$1,121.6

Finance receivables held for sale increased in 2008 when compared to 2007 primarily due to the transfer of $972.5 million of real estate loans from finance receivables to finance receivables held for sale in December 2008 due to management’s intent to no longer hold these finance receivables for the foreseeable future. Based on negotiations with prospective purchasers, we determined that a reserve of $27.5 million was necessary to reduce the carrying amount of these finance receivables held for sale to fair value. See Note 29 of the Notes to Consolidated Financial Statements in Item 8 for further information regarding the sales of these real estate loans. The increase in finance receivables held for sale

Item 7.  Continued

during 2008 was partially offset by our decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008. Currently, all WFI loan origination activity relates to the financial remediation program discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 8.

Finance receivables held for sale declined during 2007 when compared to 2006 primarily due to reduced mortgage banking activities resulting from the slower U.S. housing market and our tighter underwriting guidelines.

Investments

Insurance investments by type were as follows:

December 31,	2008		2007		2006
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Investment securities	$694.5	83%	$1,422.0	91%	$1,376.9	93%
Commercial mortgage loans	143.9	17	137.3	9	87.0	6
Policy loans	1.6	-	1.7	-	1.8	-
Investment real estate	-	-	0.1	-	6.9	1
Total	$840.0	100%	$1,561.1	100%	$1,472.6	100%

Investment securities are the majority of our insurance business segment’s investment portfolio. The decrease in investment securities during 2008 was primarily due to sales of investment securities, the proceeds of which were used by our insurance subsidiaries to pay dividends of $466.0 million to AGFC during 2008.

Our investment strategy is to optimize aftertax returns on invested assets, subject to the constraints of liquidity, diversification, and regulation. See Note 9 of the Notes to Consolidated Financial Statements in Item 8 for further information on investment securities.

Asset/Liability Management

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. Although finance receivable lives may change in response to market interest rates and credit conditions, for the quarter ending December 31, 2008, our finance receivables had the following average lives based upon the levels of principal repayments during the fourth quarter of 2008 and excluding the impact of renewals:

Average Life In Years
Real estate loans	7.7
Non-real estate loans	1.9
Retail sales finance	0.9
Total	3.7

Item 7.  Continued

The contractual weighted-average life until maturity for our long-term debt was 4.6 years at December 31, 2008.

We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity. We based the mix of fixed-rate and floating-rate debt, in part, on the nature of the finance receivables being supported.

We have issued fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also has altered the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt interest payments to floating-rate interest payments. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 30% of our borrowings at December 31, 2008, compared to 26% at December 31, 2007. Adjustable-rate net finance receivables represented 5% of our total portfolio at December 31, 2008, compared to 8% at December 31, 2007. Some of our adjustable-rate real estate loans contain a fixed-rate for the first 24, 36, 48, or 60 months and then convert to an adjustable-rate for the remainder of the term. These real estate loans still in a fixed-rate period represented 2% of total real estate loans at December 31, 2008, compared to 5% at December 31, 2007. Approximately 6% of our real estate loans at December 31, 2008 are scheduled to reset by the end of 2009.

ANALYSIS OF OPERATING RESULTS

Net (Loss) Income

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Net (loss) income	$(1,345.7)	$ 112.3	$ 414.9
Amount change	$(1,458.0)	$(302.6)	$(112.4)
Percent change	N/M*	(73)%	(21)%
Return on average assets	(4.60)%	0.40%	1.54%
Return on average equity	(49.96)%	3.97%	14.48%
Ratio of earnings to fixed charges	0.26x	1.11x	1.53x

* Not meaningful

During 2007 and 2008, the U.S. residential real estate markets and credit markets experienced significant disruption as housing prices continued to generally decline, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions.

Decreased property values that accompany a market downturn can reduce a borrower’s ability to refinance his or her mortgage. In addition, interest rate resets on adjustable-rate loans could negatively impact a borrower’s ability to repay. Defaults by borrowers on real estate loans could cause losses to us, could lead to increased claims relating to non-prime or sub-prime mortgage origination practices, and could encourage increased or changing regulation. Any increased or changing regulation could limit the availability of, or require changes in, the terms of certain real estate loan products and could also require us to devote additional resources to comply with that regulation.

Item 7.  Continued

Net loss for 2008 reflected a $679.7 million increase in provision for finance receivable losses, the establishment of a deferred tax asset valuation allowance of $622.6 million, goodwill and other intangible assets impairments of $443.7 million, and a $91.6 million increase in realized losses on investment securities and securities lending. See Provision for Finance Receivable Losses, Provision for Income Taxes, Operating Expenses, and Investment Revenue for further information. Net loss for 2008 also reflected a $59.4 million decline in mortgage banking revenues primarily due to the slower U.S. housing market. Effective June 17, 2008, we significantly reduced our mortgage banking operations, including ceasing WFI’s wholesale originations (originations through mortgage brokers). Currently, all WFI loan origination activity relates to the financial remediation program discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 8. Due to economic conditions, we re-evaluated our branch business segment during 2008, which resulted in the consolidation of certain branch operations and the closing of 242 branch offices throughout the United States. See Operating Expenses for further information. Our charge-off ratio increased to 2.08% in 2008 compared to 1.16% in 2007. Including an 18 basis point increase as a result of transferring $972.5 million of real estate loans from finance receivables to finance receivables held for sale, our delinquency ratio increased to 4.99% at December 31, 2008, from 2.84% at December 31, 2007. As a result of our quarterly evaluations of our finance receivable portfolios and economic assessments, we increased our allowance for finance receivable losses by a net addition of $538.5 million to $1.1 billion in 2008.

Net income decreased significantly in 2007, reflecting a $231.8 million decline in net service fees from affiliates, a $205.9 million increase in provision for finance receivable losses, and a $158.2 million decrease in mortgage banking revenues. Our branch operations experienced growth in 2007 as many mortgage lending sources that became available in the market during the previous few years withdrew. While total finance charges increased compared to 2006, most of the increase was offset by higher corporate borrowing costs due to higher debt refinancing rates and increased credit risk spreads required by institutional investors. The market turmoil also resulted in many legislative and regulatory initiatives attempting to address concerns surrounding continued consumer homeownership affordability. Our mortgage banking operations in our centralized real estate segment continued to contract during 2007 and we established a reserve of $178 million for estimated costs of a financial remediation program whereby certain borrowers may be provided loans on more affordable terms and/or reimbursed for certain fees. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 for information on the Supervisory Agreement. In addition, the softening U.S. economy and tightening of credit availability were primary drivers for increasing consumer charge-offs and delinquencies during 2007 for the general market and our operations as well. Our charge-off ratio increased to 1.16% in 2007 compared to 0.95% in 2006. Our delinquency ratio increased to 2.84% at December 31, 2007, from 2.06% at December 31, 2006. As a result of our quarterly evaluations of our finance receivable portfolios and economic assessments, we increased our allowance for finance receivable losses by a net addition of $113.2 million in 2007. Net income in 2007 also included a recovery of $65.0 million (pretax) on a legal settlement in January 2007. See Legal Proceedings in Item 1. for additional information on this legal settlement.

During 2006, the U.S. Dollar weakened against foreign currencies, including the British Pound and the Euro. This weakening caused negative variances in foreign exchange gain (loss) on foreign currency denominated debt that were not fully offset by positive variances arising from the fair value adjustments of derivatives, principally our cross currency and cross currency interest rate swaps used to economically hedge these exchange rate fluctuations. Activity in the U.S. housing market deteriorated significantly throughout 2006 and ended the year at a fairly low level compared to prior years. This caused significant decreases in our centralized real estate loan production, which resulted in a substantial reduction of revenue when compared to prior years. The Federal Reserve stopped raising the short-term federal funds borrowing rate at mid-year, which slowed the increases in our interest expense rate. Our charge-offs were lower in 2006, primarily due to the improvement in the U.S. economy during 2006. As a result of our

Item 7.  Continued

quarterly evaluations of our loss exposure relating to Hurricane Katrina, we reduced our allowance for finance receivable losses by $35.2 million in 2006 to reflect our loss exposure at that time.

See Note 25 of the Notes to Consolidated Financial Statements in Item 8 for information on the results of the Company’s business segments.

For a discussion of risk factors relating to our businesses, see “Risk Factors” in Part I, Item 1A.

AIG has developed a plan to sell assets and businesses to repay the Fed Facility. AIG intends to retain the majority of its U.S. property and casualty and foreign general insurance businesses, and to retain an ownership interest in certain of its foreign life insurance operations. AIG is exploring divestiture opportunities for its remaining businesses, including the Company. Certain of our debt agreements require AIG ownership and would be subject to prepayment or renegotiation if the Company is sold.

Our statements of income line items as percentages of each year’s average net receivables were as follows:

Years Ended December 31,	2008	2007	2006
Revenues Finance charges	10.20%	10.42%	10.39%
Insurance	0.61	0.67	0.64
Investment	(0.03)	0.35	0.37
Loan brokerage fees	0.10	0.30	-
Net service fees from affiliates	0.27	(0.70)	0.24
Mortgage banking	-	0.24	0.91
Other	(0.49)	0.12	(0.39)
Total revenues	10.66	11.40	12.16
Expenses Interest expense	4.81	5.04	4.87
Operating expenses: Salaries and benefits	1.91	2.25	2.32
Other operating expenses	3.18	1.66	1.26
Provision for finance receivable losses	4.14	1.61	0.81
Insurance losses and loss adjustment expenses	0.27	0.27	0.25
Total expenses	14.31	10.83	9.51
(Loss) income before provision for income taxes	(3.65)	0.57	2.65
Provision for income taxes	1.51	0.12	0.93
Net (loss) income	(5.16)%	0.45%	1.72%

Item 7.  Continued

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Real estate loans	$ 1,587.0	$ 1,602.5	$ 1,617.1
Non-real estate loans	827.3	763.9	697.4
Retail sales finance	245.0	231.7	190.8
Total	$ 2,659.3	$ 2,598.1	$ 2,505.3
Amount change	$ 61.2	$ 92.8	$ 188.0
Percent change	2%	4%	8%
Average net receivables	$26,081.0	$24,937.5	$24,119.0
Yield	10.20%	10.42%	10.39%

Finance charges increased due to the following:

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Increase in average net receivables	$129.9	$85.0	$163.0
Change in yield	(75.1)	7.8	25.0
Increase in number of days	6.4	-	-
Total	$ 61.2	$92.8	$188.0

Average net receivables by type were as follows:

Years Ended December 31,	2008		2007		2006
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans	$19,756.1	76%	$19,225.6	77%	$19,130.4	79%
Non-real estate loans	4,098.8	16	3,705.4	15	3,324.9	14
Retail sales finance	2,226.1	8	2,006.5	8	1,663.7	7
Total	$26,081.0	100%	$24,937.5	100%	$24,119.0	100%

Item 7.  Continued

Changes in average net receivables by type were as follows:

Years Ended December 31,	2008		2007		2006
(dollars in millions)	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
Real estate loans	$ 530.5	3%	$ 95.2	1%	$1,180.9	7%
Non-real estate loans	393.4	11	380.5	11	223.5	7
Retail sales finance	219.6	11	342.8	21	262.9	19
Total	$1,143.5	5%	$818.5	3%	$1,667.3	7%

Effective February 29, 2008, we purchased a substantial portion of Equity One, Inc.’s consumer branch finance receivable portfolio consisting of $1.014 billion of real estate loans, $289.8 million of non-real estate loans, and $156.0 million of retail sales finance receivables. However, finance receivable growth resulting from this purchase was partially offset by the slower U.S. housing market, our tighter underwriting guidelines, and liquidity management efforts which resulted in lower levels of originations of real estate loans in 2008 than in 2007.

The slower U.S. housing market and our tighter underwriting guidelines resulted in lower levels of originations of real estate loans in 2007 than in 2006. This environment also resulted in an increase in non-real estate loan average net receivables as customers preferred to take out non-real estate loans rather than refinance their real estate loans at higher rates. Retail sales finance average net receivables were higher due to increased marketing efforts that added new retail merchants.

Yield by type were as follows:

Years Ended December 31,	2008	2007	2006
Real estate loans	8.03%	8.34%	8.45%
Non-real estate loans	20.18	20.62	20.98
Retail sales finance	11.01	11.55	11.47
Total	10.20	10.42	10.39

Changes in yield in basis points (bp) by type were as follows:

Years Ended December 31,	2008	2007	2006
Real estate loans	(31) bp	(11) bp	10 bp
Non-real estate loans	(44)	(36)	20
Retail sales finance	(54)	8	(99)
Total	(22)	3	7

Yield decreased in 2008 reflecting lower points and fees earned primarily due to the slowing liquidation of our finance receivable portfolio, the increase in later stage delinquencies which result in reversal of accrued finance charges, the inception of real estate loan modifications (which result in reduced finance charges), and the lower effective yield on purchased finance receivables.

Item 7.  Continued

Real estate loan yield and non-real estate loan yield decreased in 2007 as we originated new loans at lower rates due to market conditions, our tighter underwriting guidelines, and revised credit risk scoring models. Retail sales finance yield increased in 2007 as the change in the mix to longer term promotional products stabilized.

Insurance Revenues

Insurance revenues were as follows:

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Earned premiums	$155.5	$159.9	$154.6
Commissions	3.6	8.0	0.9
Total	$159.1	$167.9	$155.5
Amount change	$ (8.8)	$ 12.4	$ (5.5)
Percent change	(5)%	8%	(3)%

Commissions decreased in 2008 primarily due to a decline in commissions that Ocean receives from the sale of various insurance products. Earned premiums decreased in 2008 primarily due to a decrease in non-credit premium volume.

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

Premiums earned by type were as follows:

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Credit insurance: Life	$ 31.6	$ 31.9	$ 30.1
Accident and health	35.0	36.4	35.9
Property and casualty	26.5	24.4	21.9
Involuntary unemployment	15.3	15.2	15.0
Non-credit insurance: Life	15.5	20.8	23.9
Accident and health	10.1	13.8	10.6
Premiums assumed under reinsurance agreements	21.5	17.4	17.2
Total	$155.5	$159.9	$154.6

Item 7.  Continued

Premiums written by type were as follows:

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Credit insurance: Life	$ 28.8	$ 34.1	$ 30.8
Accident and health	30.7	38.0	36.0
Property and casualty	26.2	25.3	20.7
Involuntary unemployment	15.3	16.5	16.0
Non-credit insurance: Life	15.4	20.8	23.9
Accident and health	10.1	13.8	10.6
Premiums assumed under reinsurance agreements	23.5	17.0	15.8
Total	$150.0	$165.5	$153.8

Investment Revenue

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Investment revenue	$ (6.8)	$87.6	$89.5
Amount change	$(94.4)	$(1.9)	$ 7.6
Percent change	(108)%	(2)%	9%

Investment revenue was affected by the following:

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Average invested assets	$1,496.2	$1,526.9	$1,438.9
Average invested asset yield	5.76%	6.13%	6.19%
Net realized losses on investment securities and securities lending	$ (99.2)	$ (7.6)	$ (1.8)

Generally, we invest cash generated by our insurance operations in various investments, primarily investment securities.

Average invested asset yield in 2008 reflected difficult market conditions in recent quarters. Net realized losses on investment securities and securities lending in 2008 included realized losses of $60.7 million on investment securities for which we considered the decline in fair value to be other than temporary. Net realized losses on investment securities and securities lending in 2008 also included $31.5 million of final losses on sales of our investments in AIG’s securities lending pool, which we exited during third quarter 2008.

Item 7.  Continued

Loan Brokerage Fees Revenues

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Loan brokerage fees revenues	$ 25.4	$75.7	$ -
Amount change	$(50.3)	$75.7	$ -
Percent change	(66)%	N/A*	N/A*

* Not applicable

Loan brokerage fees revenues decreased in 2008 primarily due to a significant decline in Ocean’s brokered loan volume reflecting the slower United Kingdom housing market. Loan brokerage fees revenues for 2007 reflected the addition of Ocean’s operations in 2007.

Net Service Fees from Affiliates

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Net service fees from affiliates	$ 70.5	$(174.4)	$ 57.4
Amount change	$244.9	$(231.8)	$(256.5)
Percent change	140%	(404)%	(82)%

Net service fees from affiliates increased in 2008 primarily due to the reversal of reserves that were recorded in 2007 for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. (In first quarter 2006, we terminated the mortgage services agreements with AIG Bank and began originating finance receivables held for sale using our own state licenses.) We established a $128 million reserve in first quarter 2007 and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s then best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. As a result of our current evaluations of our loss exposure, we reduced the OTS remediation reserve by $66.6 million in 2008. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 for information on the Supervisory Agreement.

Item 7.  Continued

Mortgage Banking Revenues

Mortgage banking revenues were as follows:

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Provision for warranty reserve	$(10.2)	$ (80.6)	$ (35.3)
Net gain on mark to market provision and sales of finance receivables originated as held for sale	6.6	84.4	178.1
Interest income on finance receivables originated as held for sale	4.4	56.4	75.6
Total	$ 0.8	$ 60.2	$218.4
Amount change	$(59.4)	$(158.2)	$206.6
Percent change	(99)%	(72)%	N/M*

* Not meaningful

Mortgage banking revenues decreased in 2008 reflecting a significant decrease in originations of finance receivables held for sale primarily due to the slower U.S. housing market, our tighter underwriting guidelines, and our decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008. Currently, all WFI loan origination activity relates to the financial remediation program discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 8.

Mortgage banking revenues decreased in 2007 reflecting a significant decrease in originations of finance receivables held for sale primarily due to the slower U.S. housing market and our tighter underwriting guidelines. The decrease in mortgage banking revenues in 2007 also reflected an increase in provision for warranty reserve which covers costs associated with buybacks from investors of mortgage loans that incur certain borrower defaults.

Item 7.  Continued

Other Revenues

Other revenues were as follows:

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Derivative adjustments	$ (54.8)	$ 2.4	$ 214.1
Writedowns on real estate owned	(32.8)	(12.1)	(9.9)
Mark to market provision on finance receivables held for sale originated as held for investment	(27.5)	-	-
Net (loss) recovery on sales of real estate owned	(25.0)	0.2	2.2
Foreign exchange gain (loss) on foreign currency denominated debt	8.8	(33.4)	(309.4)
Recovery on legal settlement	-	65.0	-
Other	4.1	5.0	9.9
Total	$(127.2)	$ 27.1	$ (93.1)
Amount change	$(154.3)	$120.2	$(151.3)
Percent change	(570)%	129%	(260)%

The loss in other revenues in 2008 reflected an increase in activity on real estate owned resulting from negative economic fundamentals and the downturn in the U.S. residential real estate market.

The loss in other revenues in 2008 also reflected losses arising from derivative adjustments that were not fully offset by foreign exchange gains on foreign currency denominated debt. Derivative adjustments in 2008 included a loss of $9.4 million related to the maturity of a cross currency interest rate swap, an ineffectiveness loss of $35.6 million on economically swapped positions that did not receive hedge accounting treatment until June 2007, and a credit valuation adjustment loss of $1.6 million on our fair value hedges due to the implementation of SFAS No. 157, “Fair Value Measurements” (SFAS 157) effective January 1, 2008 (of which $1.8 million represents the transition amount at January 1, 2008, from the adoption of SFAS 157). The credit valuation adjustment loss on our fair value hedges in 2008 resulted from the measurement of credit risk using credit default swap valuation modeling. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives were primarily with a non-subsidiary affiliate that receives credit support from AIG, its parent.

In December 2008, we transferred $972.5 million of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. Based on negotiations with prospective purchasers, we determined that a reserve of $27.5 million was necessary to reduce the carrying amount of these finance receivables held for sale to fair value. See Note 29 of the Notes to Consolidated Financial Statements in Item 8 for further information regarding the sales of these real estate loans.

Item 7.  Continued

Other revenues increased in 2007 primarily due to a recovery on a legal settlement in January 2007. On January 19, 2007, HSA Residential Mortgage Services of Texas, Inc. (RMST), a subsidiary of AGFI, and State Bank of Long Island (SBLI) reached an agreement to settle all claims between them relating to Island Mortgage Network, Inc. As part of that settlement, SBLI agreed to pay RMST $65 million. This settlement was completed on January 24, 2007, and RMST dismissed their lawsuit against SBLI. The increase in other revenues in 2007 also reflected favorable variances in foreign exchange losses on foreign currency denominated debt that were not fully offset by unfavorable variances arising from derivative adjustments. These variances relate primarily to economically swapped positions that did not receive hedge accounting designation until June 2007.

Interest Expense

The impact of using the swap agreements that qualify for hedge accounting under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Long-term debt	$ 1,110.8	$ 990.7	$ 910.9
Short-term debt	143.3	266.5	264.3
Total	$ 1,254.1	$ 1,257.2	$ 1,175.2
Amount change	$ (3.1)	$ 82.0	$ 290.2
Percent change	-%	7%	33%
Average borrowings	$24,853.6	$23,952.5	$23,185.0
Interest expense rate	5.03%	5.24%	5.07%

Interest expense (decreased) increased due to the following:

Years Ended December 31,
(dollars in millions)	2008	2007	2006
(Decrease) increase in interest expense rate	$(50.3)	$43.1	$190.1
Increase in average borrowings	47.2	38.9	100.1
Total	$ (3.1)	$82.0	$290.2

Average borrowings by type were as follows:

Years Ended December 31,	2008		2007		2006
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Long-term debt	$21,176.5	85%	$18,943.0	79%	$18,046.4	78%
Short-term debt	3,677.1	15	5,009.5	21	5,138.6	22
Total	$24,853.6	100%	$23,952.5	100%	$23,185.0	100%

Item 7.  Continued

Changes in average borrowings by type were as follows:

Years Ended December 31,	2008		2007		2006
(dollars in millions)	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
Long-term debt	$2,233.5	12%	$ 896.6	5%	$1,512.7	9%
Short-term debt	(1,332.4)	(27)	(129.1)	(3)	841.9	20
Total	$ 901.1	4%	$767.5	3%	$2,354.6	11%

AGFC issued $2.6 billion of long-term debt in 2008 (including $2.1 billion of credit facility borrowings), compared to $7.1 billion in 2007 and $3.2 billion in 2006. We used the proceeds of these long-term debt issuances to support finance receivable volume and to refinance maturing debt. A portion of the proceeds of long-term debt issued in 2007 was temporarily invested in cash equivalents. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 for further information.

As a result of the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, the credit ratings for our debt were downgraded during September 2008. Since we did not have access to our traditional sources of long-term or short-term financing through the debt markets, we borrowed all available commitments under our primary credit facilities during September 2008. Prior to our credit facility borrowings, we also borrowed funds under a demand note agreement with AIG Funding. At December 31, 2008, the outstanding balance under this demand note accrued interest at a rate based upon AIG’s borrowing rate under the Fed Credit Agreement. Under certain circumstances, an event of default or declaration of acceleration under our borrowing agreements could also result in an event of default under other borrowing agreements of the Company, as well as for AIG under the Fed Credit Agreement.

In first quarter 2006, a consolidated special purpose subsidiary of AGFI purchased $512.3 million of real estate loans from a subsidiary of AGFC. The AGFI subsidiary securitized $492.8 million of these real estate loans and recorded $450.6 million of debt issued by the trust that purchased these real estate loans. We recorded the transaction as an “on-balance sheet” secured financing.

We funded our finance receivables held for sale primarily with short-term debt, which accounts for most of the decrease in short-term debt average borrowings in 2007.

Interest expense rate by type were as follows:

Years Ended December 31,	2008	2007	2006
Long-term debt	5.24%	5.22%	5.05%
Short-term debt	3.86	5.32	5.14
Total	5.03	5.24	5.07

Item 7.  Continued

Changes in interest expense rate in basis points by type were as follows:

Years Ended December 31,	2008	2007	2006
Long-term debt	2 bp	17 bp	64 bp
Short-term debt	(146)	18	156
Total	(21)	17	82

Prior to the events limiting our access to capital markets beginning in September 2008, our previously issued long-term floating rate debt and commercial paper experienced lower overall costs of funds as compared to recent prior periods. We anticipate that short-term debt cost under our drawn primary credit facilities for 2009 will average lower than our 2008 average short-term debt cost, primarily due to lower anticipated short-term market interest rates in 2009. Our future overall interest expense rates could be materially higher, but actual future interest expense rates will depend on our funding sources utilized, general interest rate levels and market credit spreads, which are influenced by our credit ratings and the market perception of credit risk for the Company and our ultimate parent.

Until mid-2007, market benchmark interest rates had risen significantly since mid-2004. Beginning mid-2007, market benchmark rates declined, while market credit spreads rose significantly.

The following table presents the credit ratings of AGFI and AGFC as of March 20, 2009. These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. AGFI does not intend to disclose any future changes to, or suspensions or withdrawals of, these ratings except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

	Short-term Debt			Senior Long-term Debt
	Moody’s (a)	S&P (a)	Fitch (b)	Moody’s (c)	S&P (d)	Fitch (e) (b)
AGFC	P-2 (2nd of 3)	B (4th of 6)	F-1 (1st of 5)	Baa2(4th of 9) (a)	BB+ (5th of 8) (a)	BBB (4th of 9)
AGFI	P-2	A-3 (3rd of 6)	F-1	-	-	BBB

(a)

Negative Outlook.

(b)

Rating Watch Evolving.

(c)

Moody’s Investors Service (Moody’s) appends numerical modifiers 1, 2, and 3 to the generic rating categories to show relative position within rating categories.

(d)

Standard & Poor’s (S&P) ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(e)

Fitch Ratings (Fitch) ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

Item 7.  Continued

Operating Expenses

Operating expenses were as follows:

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Salaries and benefits	$ 497.9	$561.7	$560.5
Other operating expenses	828.8	414.0	303.3
Total	$1,326.7	$975.7	$863.8
Amount change	$ 351.0	$111.9	$ 23.2
Percent change	36%	13%	3%
Operating expense ratio	5.09%	3.91%	3.58%

Salaries and benefits decreased in 2008 primarily due to decreases in commissions resulting from lower centralized real estate loan production (including our reduced mortgage banking operations) and fewer employees in our centralized real estate and branch business segments.

Other operating expenses increased in 2008 primarily due to goodwill and other intangible assets impairments, partially offset by lower advertising expenses. In 2008, we wrote down goodwill and other intangible assets to zero fair value, reflecting our reduced discounted cash flow expectations. See Note 27 of the Notes to Consolidated Financial Statements in Item 8 for further information on fair value measurements. The goodwill and other intangible assets impairment charges of $443.7 million included $11 million recorded in second quarter 2008 relating to WFI’s intangible impairments. The increase in other operating expenses in 2008 also reflected a pretax charge of $27 million recorded in second quarter 2008 resulting from our decision to cease WFI’s wholesale originations effective June 17, 2008. The primary components of the $27 million pretax charge were $11 million in lease termination costs and fixed asset disposals, $11 million in intangible impairments, and $3 million in one-time termination costs. We do not anticipate any additional future cash expenditures as a result of the actions described above.

Due to economic conditions, we have re-evaluated our branch business segment. Based upon this review, we consolidated certain branch operations and closed 242 branch offices throughout the United States during 2008, including all branch offices in the following states: Connecticut, Maine, Massachusetts, New Hampshire, and Rhode Island. As a result of the branch office closings, operating expenses included charges in 2008 of approximately $17 million, the primary components of which are $8 million in lease termination costs, $5 million in employee severance and outplacement services, and $4 million in fixed asset disposals. We anticipate future cash expenditures of $3 million in 2009 as a result of these branch office closings, which we expect to be more than offset by reduced operating expenses.

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

Item 7.  Continued

The operating expense ratio increased for 2008 and 2007 primarily due to higher operating expenses, as previously discussed.

Provision for Finance Receivable Losses

At or for the Years Ended December 31,
(dollars in millions)	2008	2007	2006
Provision for finance receivable losses	$1,081.0	$401.3	$ 195.4
Amount change	$ 679.7	$205.9	$(136.5)
Percent change	169%	105%	(41)%
Net charge-offs	$ 542.4	$288.1	$ 229.6
Charge-off ratio	2.08%	1.16%	0.95%
Charge-off coverage	2.10x	2.09x	2.13x
60 day+ delinquency	$1,255.3	$739.3	$ 511.1
Delinquency ratio	4.99%	2.84%	2.06%
Allowance for finance receivable losses	$1,140.4	$601.9	$ 488.7
Allowance ratio	4.64%	2.36%	2.01%

Provision for finance receivable losses increased in 2008 and 2007 as a result of our higher levels of delinquency and net charge-offs in 2008 and 2007.

Item 7.  Continued

Charge-offs, recoveries, net charge-offs, and charge-off ratio by type were as follows:

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Real estate loans: Charge-offs	$232.5	$ 96.1	$ 72.4
Recoveries	(5.8)	(6.5)	(9.2)
Net charge-offs	$226.7	$ 89.6	$ 63.2
Charge-off ratio	1.14%	.47%	.33%
Non-real estate loans: Charge-offs	$273.0	$188.8	$171.0
Recoveries	(31.1)	(34.2)	(35.5)
Net charge-offs	$241.9	$154.6	$135.5
Charge-off ratio	5.91%	4.19%	4.09%
Retail sales finance: Charge-offs	$ 83.3	$ 54.0	$ 42.2
Recoveries	(9.5)	(10.1)	(11.3)
Net charge-offs	$ 73.8	$ 43.9	$ 30.9
Charge-off ratio	3.32%	2.20%	1.88%
Total: Charge-offs	$588.8	$338.9	$285.6
Recoveries	(46.4)	(50.8)	(56.0)
Net charge-offs	$542.4	$288.1	$229.6
Charge-off ratio	2.08%	1.16%	.95%

Changes in net charge-offs by type were as follows:

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Real estate loans	$137.1	$26.4	$ 0.9
Non-real estate loans	87.3	19.1	(32.9)
Retail sales finance	29.9	13.0	(3.5)
Total	$254.3	$58.5	$(35.5)

Changes in charge-off ratios in basis points by type were as follows:

Years Ended December 31,	2008	2007	2006
Real estate loans	67 bp	14 bp	(2) bp
Non-real estate loans	172	10	(135)
Retail sales finance	112	32	(58)
Total	92	21	(24)

Item 7.  Continued

Total charge-off ratio increased in 2008 and 2007 primarily due to negative economic fundamentals, the aging of the real estate loan portfolio, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower charge-off rates. The increase in charge-off ratio in 2007 also reflected $5.5 million of non-recurring recoveries recorded in first quarter 2006.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs, increased slightly in 2008 primarily due to higher allowance for finance receivable losses, partially offset by higher net charge-offs. Charge-off coverage decreased in 2007 primarily due to higher net charge-offs, partially offset by higher allowance for finance receivable losses.

Delinquency based on contract terms in effect and delinquency ratio by type were as follows:

December 31,
(dollars in millions)	2008	2007	2006
Real estate loans: Delinquency	$ 936.8	$512.7	$331.4
Delinquency ratio	5.11%	2.64%	1.76%
Non-real estate loans: Delinquency	$ 239.1	$174.4	$142.8
Delinquency ratio	5.47%	4.12%	3.71%
Retail sales finance: Delinquency	$ 79.4	$ 52.2	$ 36.9
Delinquency ratio	3.27%	2.23%	1.77%
Total: Delinquency	$1,255.3	$739.3	$511.1
Delinquency ratio	4.99%	2.84%	2.06%

Changes in delinquency from the prior year end by type were as follows:

December 31,
(dollars in millions)	2008	2007	2006
Real estate loans	$424.1	$181.3	$44.0
Non-real estate loans	64.7	31.6	(5.0)
Retail sales finance	27.2	15.3	4.5
Total	$516.0	$228.2	$43.5

Changes in delinquency ratio from the prior year end in basis points by type were as follows:

December 31,	2008	2007	2006
Real estate loans	247 bp	88 bp	24 bp
Non-real estate loans	135	41	(47)
Retail sales finance	104	46	(14)
Total	215	78	13

Item 7.  Continued

The total delinquency ratio at December 31, 2008 and December 31, 2007, increased when compared to December 31, 2007 and December 31, 2006, respectively, primarily due to negative economic fundamentals, the aging of the real estate loan portfolio, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower delinquency rates.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at December 31, 2008, when compared to December 31, 2007, was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses in response to our higher levels of delinquency. The allowance for finance receivable losses at December 31, 2008 also included $56.2 million related to TDRs. The purchase of finance receivables from Equity One, Inc. in first quarter 2008 did not initially impact our allowance for finance receivable losses. We accounted for these finance receivables in accordance with Statement of Position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, which requires that only estimated losses incurred on acquired finance receivables after their acquisition be included in allowance for finance receivable losses. See Note 6 of the Notes to Consolidated Financial Statements in Item 8 for further information on these purchased finance receivables.

The increase in the allowance ratio at December 31, 2008 and December 31, 2007, when compared to December 31, 2007 and December 31, 2006, respectively, was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses, partially offset by growth in finance receivables.

Real estate owned increased to $135.3 million at December 31, 2008, from $123.7 million at December 31, 2007, reflecting an increase in foreclosures as a result of negative economic fundamentals and the downturn in the U.S. residential real estate market. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for information relating to our accounting policy for real estate owned.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Claims incurred	$73.2	$65.9	$63.0
Change in benefit reserves	(3.2)	-	(3.1)
Total	$70.0	$65.9	$59.9
Amount change	$ 4.1	$ 6.0	$(6.4)
Percent change	6%	10%	(10)%

Item 7.  Continued

Losses incurred by type were as follows:

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Credit insurance: Life	$18.5	$16.2	$15.6
Accident and health	16.7	15.2	13.8
Property and casualty	5.9	8.6	5.9
Involuntary unemployment	4.8	2.4	1.9
Non-credit insurance: Life	5.0	3.5	4.6
Accident and health	4.8	8.6	6.5
Losses incurred under reinsurance agreements	14.3	11.4	11.6
Total	$70.0	$65.9	$59.9

Insurance losses and loss adjustment expenses increased in 2008 primarily due to higher claims incurred, partially offset by favorable changes in benefit reserves for ordinary policies.

Insurance losses and loss adjustment expenses increased in 2007 primarily due to an unfavorable change in benefit reserves for ordinary policies and higher claims incurred.

Provision for Income Taxes

Years Ended December 31,
(dollars in millions)	2008	2007	2006
Provision for income taxes	$ 395.0	$ 29.7	$223.8
Amount change	$ 365.3	$(194.1)	$(69.2)
Percent change	N/M*	(87)%	(24)%
Pretax (loss) income	$(950.7)	$ 142.0	$638.6
Effective income tax rate	(41.54)%	20.94%	35.04%

* Not meaningful

Pretax loss for 2008 reflected significantly higher provision for finance receivable losses as a result of our higher levels of delinquency and net charge-offs, goodwill and other intangible assets impairments, and significantly higher realized losses on investment securities and securities lending.

Pretax income for 2007 reflected higher provision for finance receivable losses and lower revenues from our centralized real estate business segment, including $178 million of accruals for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank.

The effective income tax rate for 2008 reflected the establishment of a deferred tax asset valuation allowance of $622.6 million, partially offset by tax benefits on our pretax loss, tax-exempt interest, and the impairment of non-deductible goodwill.

Item 7.  Continued

As of December 31, 2008, we recorded a deferred tax asset valuation allowance of $622.6 million, to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. After the valuation allowance, we had a net deferred tax asset of $23.0 million, which reflected the net deferred tax asset of our Puerto Rico subsidiary and the tax effect of unrealized losses on certain of our available-for-sale investment securities, which management believes is more likely than not of being realized because of our intent and ability to hold these securities until the unrealized losses are recovered. Realization of our net deferred tax assets depends on our ability to generate sufficient future taxable income of the appropriate character within the carryforward periods in the jurisdictions in which the net operating and capital losses, tax credits, and deductible temporary differences were incurred.

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

Our effective income tax rate also declined in 2007 due to the lower pretax income of a subsidiary operating in states with higher than average tax rates.

REGULATION AND OTHER

Regulation

We discuss regulation of the branch, centralized real estate, and insurance business segments and international regulation in Item 1.

Item 7.  Continued

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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2008		2007
(dollars in thousands)	+100 bp	-100 bp	+100 bp	-100 bp
Assets Net finance receivables, less allowance for finance receivable losses	$(924,822)	$1,034,078	$(1,059,240)	$1,193,167
Fixed-maturity investment securities	(37,312)	40,796	(77,444)	76,346
Swap agreements	1,490	(87,267)	63,648	(76,172)
Liabilities Long-term debt	(185,885)	143,890	(671,323)	709,711
Bank short-term debt	992	(7,474)	-	-
Swap agreements	(34,112)	31,952	(43,069)	37,770

We derived the changes in fair values by modeling estimated cash flows of certain of our assets and liabilities. We adjusted the cash flows to reflect changes in prepayments and calls, but did not consider loan originations, debt issuances, or new investment purchases.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of American General Finance, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company is dependent upon the continued financial support of its ultimate parent company, American International Group, Inc., to meet its financial obligations as they become due and to support its ongoing operations.

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois

March 31, 2009

American General Finance, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,
(dollars in thousands)	2008	2007
Assets Net finance receivables (Notes 3 and 7): Real estate loans	$18,352,859	$19,451,565
Non-real estate loans	4,035,152	3,895,329
Retail sales finance	2,211,359	2,165,844
Net finance receivables	24,599,370	25,512,738
Allowance for finance receivable losses (Note 7)	(1,140,421)	(601,900)
Net finance receivables, less allowance for finance receivable losses	23,458,949	24,910,838
Finance receivables held for sale (Note 8)	960,432	232,667
Investment securities (Note 9)	694,518	1,422,004
Cash and cash equivalents (Note 10)	916,318	2,088,989
Other assets (Note 11)	517,158	1,965,649
Total assets	$26,547,375	$30,620,147
Liabilities and Shareholder’s Equity Long-term debt (Notes 12 and 15)	$20,980,980	$22,586,994
Short-term debt (Notes 13 and 15):
Note payable to affiliate	422,001	-
Other short-term debt	2,713,771	3,943,460
Insurance claims and policyholder liabilities (Note 16)	393,583	398,751
Other liabilities (Note 17)	390,284	875,311
Accrued taxes	7,425	3,774
Total liabilities	24,908,044	27,808,290
Shareholder’s equity: Common stock (Note 18)	1,000	1,000
Additional paid-in capital	1,366,791	1,146,366
Accumulated other comprehensive loss (Note 19)	(129,145)	(81,846)
Retained earnings (Note 20)	400,685	1,746,337
Total shareholder’s equity	1,639,331	2,811,857
Total liabilities and shareholder’s equity	$26,547,375	$30,620,147

See Notes to Consolidated Financial Statements.

American General Finance, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Revenues Finance charges	$ 2,659,324	$2,598,103	$2,505,312
Insurance	159,096	167,948	155,496
Investment	(6,835)	87,554	89,482
Loan brokerage fees	25,400	75,685	-
Net service fees from affiliates	70,451	(174,401)	57,384
Mortgage banking	803	60,234	218,409
Other	(127,214)	27,057	(93,116)
Total revenues	2,781,025	2,842,180	2,932,967
Expenses Interest expense	1,254,094	1,257,188	1,175,210
Operating expenses: Salaries and benefits	497,922	561,691	560,472
Other operating expenses	828,742	414,058	303,357
Provision for finance receivable losses	1,080,968	401,322	195,436
Insurance losses and loss adjustment expenses	69,992	65,878	59,871
Total expenses	3,731,718	2,700,137	2,294,346
(Loss) income before provision for income taxes	(950,693)	142,043	638,621
Provision for Income Taxes (Note 21)	394,959	29,742	223,759
Net (Loss) Income	$(1,345,652)	$ 112,301	$ 414,862

See Notes to Consolidated Financial Statements.

American General Finance, Inc. and Subsidiaries

Consolidated Statements of Shareholder’s Equity

Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Common Stock Balance at beginning of year	$ 1,000	$ 1,000	$ 1,000
Balance at end of year	1,000	1,000	1,000
Additional Paid-in Capital Balance at beginning of year	1,146,366	1,016,305	1,016,305
Capital contributions from parent and other	220,425	130,061	-
Balance at end of year	1,366,791	1,146,366	1,016,305
Accumulated Other Comprehensive (Loss) Income Balance at beginning of year	(81,846)	24,460	32,858
Change in net unrealized (losses) gains: Investment securities and securities lending	(42,047)	(7,281)	(5,730)
Swap agreements	13,853	(101,503)	(1,166)
Foreign currency translation adjustments	(18,089)	1,647	-
Retirement plan liabilities adjustment	(1,016)	831	(1,131)
Other comprehensive loss, net of tax	(47,299)	(106,306)	(8,027)
Adjustment to initially apply SFAS 158, net of tax	-	-	(371)
Balance at end of year	(129,145)	(81,846)	24,460
Retained Earnings Balance at beginning of year	1,746,337	1,847,041	1,728,856
Net (loss) income	(1,345,652)	112,301	414,862
Common stock dividends	-	(213,005)	(296,677)
Balance at end of year	400,685	1,746,337	1,847,041
Total Shareholder’s Equity	$1,639,331	$2,811,857	$2,888,806

See Notes to Consolidated Financial Statements.

American General Finance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Cash Flows from Operating Activities Net (Loss) Income	$(1,345,652)	$ 112,301	$ 414,862
Reconciling adjustments: Provision for finance receivable losses	1,080,968	401,322	195,436
Depreciation and amortization	156,710	155,583	149,737
Deferral of finance receivable origination costs	(64,949)	(79,827)	(82,032)
Deferred income tax charge (benefit)	373,167	(128,000)	(12,315)
Writedown of goodwill and other intangible assets	443,690	-	-
Origination of finance receivables held for sale	(140,211)	(4,494,235)	(9,038,680)
Sales and principal collections of finance receivables originated as held for sale	352,455	5,386,970	8,213,965
Net gain on mark to market provision and sales of finance receivables originated as held for sale	(6,556)	(84,419)	(178,123)
Provision for warranty reserve	10,209	80,597	35,347
Mark to market provision on finance receivables held for sale originated as held for investment	27,456	-	-
Change in other assets and other liabilities	(190,952)	133,914	75,738
Change in insurance claims and policyholder liabilities	(5,168)	7,234	(6,534)
Change in taxes receivable and payable	8,423	(6,271)	(887)
Net realized losses on investment securities and securities lending	99,229	7,646	1,841
Other, net	(4,518)	(12,964)	(19,654)
Net cash provided by (used for) operating activities	794,301	1,479,851	(251,299)
Cash Flows from Investing Activities Finance receivables originated or purchased	(7,113,646)	(8,845,032)	(8,869,058)
Principal collections on finance receivables	6,495,836	7,501,553	8,095,568
Net cash paid in acquisition of Ocean Finance and Mortgages Limited	(38,470)	(159,293)	-
Investment securities purchased	(80,109)	(186,438)	(174,377)
Investment securities called and sold	645,060	103,749	113,640
Investment securities matured	16,515	32,665	7,225
Change in premiums on finance receivables purchased and deferred charges	(63,136)	(28,240)	(986)
Other, net	(55,119)	(69,260)	(35,830)
Net cash used for investing activities	(193,069)	(1,650,296)	(863,818)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	2,592,560	7,086,745	3,607,036
Repayment of long-term debt	(3,816,378)	(4,083,858)	(3,065,477)
Change in short-term debt	(769,492)	(892,158)	912,853
Capital contributions from parent	220,000	126,000	-
Dividends paid	-	(213,005)	(296,677)
Net cash (used for) provided by financing activities	(1,773,310)	2,023,724	1,157,735
Effect of exchange rate changes	(593)	561	-
(Decrease) increase in cash and cash equivalents	(1,172,671)	1,853,840	42,618
Cash and cash equivalents at beginning of year	2,088,989	235,149	192,531
Cash and cash equivalents at end of year	$ 916,318	$ 2,088,989	$ 235,149

See Notes to Consolidated Financial Statements.

American General Finance, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Net (loss) income	$(1,345,652)	$112,301	$414,862
Other comprehensive loss: Net unrealized (losses) gains on: Investment securities and securities lending	(163,917)	(18,847)	(10,656)
Swap agreements	19,520	(158,549)	(5,900)
Foreign currency translation adjustments	(18,089)	1,647	-
Retirement plan liabilities adjustment	(1,665)	1,363	(2,144)
Income tax effect: Net unrealized losses (gains) on: Investment securities and securities lending	57,371	6,596	3,730
Swap agreements	(6,832)	55,493	2,064
Retirement plan liabilities adjustment	649	(532)	859
Other comprehensive loss, net of tax, before reclassification adjustments	(112,963)	(112,829)	(12,047)
Reclassification adjustments included in net (loss) income: Realized losses on: Investment securities and securities lending	99,229	7,646	1,840
Swap agreements	1,793	2,390	4,107
Retirement plan liabilities adjustment	-	-	251
Income tax effect: Realized losses on: Investment securities and securities lending	(34,730)	(2,676)	(644)
Swap agreements	(628)	(837)	(1,437)
Retirement plan liabilities adjustment	-	-	(97)
Reclassification adjustments included in net (loss) income, net of tax	65,664	6,523	4,020
Other comprehensive loss, net of tax	(47,299)	(106,306)	(8,027)
Comprehensive (loss) income	$(1,392,951)	$ 5,995	$406,835

See Notes to Consolidated Financial Statements.

American General Finance, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008

Note 1.  Nature of Operations

American General Finance, Inc. will be referred to as “AGFI” or collectively with its subsidiaries, whether directly or indirectly owned, as the “Company”, “we”, or “our”. Since August 29, 2001, AGFI has been an indirect wholly owned subsidiary of American International Group, Inc. (AIG). AIG is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities, financial services and asset management in the United States and abroad. Effective June 29, 2007, AGFI became a direct wholly owned subsidiary of AIG Capital Corporation, a direct wholly owned subsidiary of AIG. AIG Capital Corporation also holds full or majority interests in other AIG financial services affiliates.

AGFI is a financial services holding company whose principal subsidiary is American General Finance Corporation (AGFC). AGFC is also a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. At December 31, 2008, the Company had 1,413 branch offices in 40 states, Puerto Rico and the U.S. Virgin Islands; foreign operations in the United Kingdom; and approximately 8,000 employees.

Going Concern Consideration

Historically, we funded our operations and repaid our obligations through new debt issuances and collections from our finance receivable portfolio. During 2008, significant disruptions in the capital markets and liquidity issues resulted in credit ratings downgrades on our debt as well as AIG’s debt. These events prevented access to our traditional funding sources and resulted in the Company borrowing funds from AIG, drawing the full amounts available under our primary credit facilities, significantly limiting our lending activities, and pursuing alternative funding sources, including portfolio or asset sales. Since the events of September 2008 and through the filing of this report, our traditional borrowing sources, including our ability to issue debt in the capital markets, have remained unavailable, and management does not expect them to become available to us in the near future. Our liquidity concerns, dependency on AIG, results of our operations and the uncertainty regarding the availability of support from AIG have impacted our credit ratings. Currently, we are not able to obtain funding from our traditional capital markets funding sources.

The U.S. economy was officially declared in a recession during 2008 as the mortgage and credit markets experienced historic turmoil with general housing price declines and higher unemployment and consumer delinquencies. Credit availability contracted and was far more expensive or unavailable for many consumers and financial institutions. These market developments contributed to the significant decline in our net income in 2008 when compared to 2007.

In the second half of 2008, AIG experienced an unprecedented strain on liquidity. This strain led to a series of transactions with the Federal Reserve Bank of New York (NY Fed) and the United States Department of the Treasury, which is fully described in AIG’s Annual Report on Form 10-K for the period ended December 31, 2008.

Notes to Consolidated Financial Statements, Continued

On September 22, 2008, AIG entered into a definitive credit agreement (as amended, the Fed Credit Agreement) in the form of a secured loan and a Guarantee and Pledge Agreement (the Pledge Agreement) with the NY Fed, which established the credit facility (Fed Facility). The Fed Facility is secured by a pledge of the capital stock and assets of certain of AIG’s subsidiaries, subject to exclusions for certain property the pledge of which is not permitted by AIG debt instruments, as well as exclusions of assets of regulated subsidiaries, assets of foreign subsidiaries and assets of special purpose vehicles. Pursuant to the Pledge Agreement, AIG Capital Corporation (AGFI’s immediate parent company) guaranteed AIG’s obligations under the Fed Credit Agreement, and, to secure that guarantee, AIG Capital Corporation pledged to the NY Fed its ownership interest in certain assets, including the outstanding common stock of AGFI. We have not guaranteed, nor were any of our assets pledged to secure, AIG’s obligations under the Fed Credit Agreement or the Pledge Agreement.

In October 2008, AIG announced a restructuring of its operations, which contemplated retaining its interest in its U.S. property and casualty and foreign general insurance businesses and a continuing ownership interest in certain of its foreign life insurance operations while exploring divestiture opportunities for its remaining businesses, including the Company. However, global market conditions have continued to deteriorate, posing risks to AIG’s ability to divest assets at acceptable values. As announced on March 2, 2009, AIG’s restructuring plan has evolved in response to these market conditions. Therefore, some businesses that have previously been prepared for sale will be divested, some will be held for later divestiture, and some businesses will be prepared for potential subsequent offerings to the public. Proceeds from sales of these assets are contractually required to be applied as mandatory prepayments pursuant to the terms of the Fed Credit Agreement.

On March 2, 2009, AIG, the NY Fed, and the United States Department of the Treasury announced various restructuring transactions and the U.S. government issued a statement describing their commitment to continue to work with AIG to maintain its ability to meet its obligations as they come due.

In connection with the preparation of AIG’s Annual Report on Form 10-K for the period ended December 31, 2008, AIG management assessed AIG’s ability to continue as a going concern. Based on the U.S. government’s continuing commitment to AIG, AIG’s agreements in principle and the other expected transactions with the NY Fed and the United States Department of the Treasury, AIG management’s plans to stabilize its businesses and dispose of its non-core assets and, after consideration of the risks and uncertainties of such plans, AIG management believes that AIG will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months.

However, it is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates could prove to be materially incorrect. If this is the case, AIG may need additional U.S. government support to meet its obligations as they come due. If AIG is not able to meet its obligations as they come due, it will have a negative impact on our operations and on our ability to borrow funds from AIG, to make our debt payments, and issue new debt.

In addition to finance receivable collections, management is exploring additional initiatives to meet our financial and operating obligations. These initiatives include portfolio sales, securitizations or participations, and additional expense reductions. In addition, we may be able to improve our liquidity position by further reducing our originations of finance receivables. In February 2009, we sold $940.6 million of finance receivables held for sale. See Note 29 for further information regarding the sales of these finance receivables. If the above sources of liquidity are not sufficient to meet our contractual obligations as they come due over the next twelve months, we will seek additional funding from AIG, which funding would be subject to AIG receiving the consent of the NY Fed. We have been advised by

Notes to Consolidated Financial Statements, Continued

AIG that they will continue to support our liquidity needs and ongoing operations through at least the earlier of the sale of us or the next twelve months. However, we may implement further measures to preserve our liquidity and capital, including additional branch closures and reductions in production. The exact nature and magnitude of any additional measures will be driven by prevailing market conditions, our available resources and needs, and the results of our operations.

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•

the ability of AIG to provide funding to the Company;

•

our ability to comply with our debt covenants;

•

the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments), receipt of finance charges, and portfolio sales, which could be materially different than our estimates;

•

renewed access to debt or general credit markets;

•

potential credit ratings actions;

•

the potential adverse effect on the Company relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG is not able to continue as a going concern;

•

constraints on our business resulting from the Fed Credit Agreement, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as portfolio or asset sales or securitizations or participations, without AIG receiving prior consent from the NY Fed;

•

the potential effect on the Company if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans; and

•

the potential for additional unforeseen cash demands or accelerations of obligations.

After consideration of the above factors, primarily AIG’s continued commitment to support us and our ability to reduce originations of finance receivables, based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, nor relating to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Segments

We have three business segments:  branch, centralized real estate, and insurance. We define our segments by types of financial service products we offer, nature of our production processes, and methods we use to distribute our products and to provide our services, as well as our management reporting structure.

Notes to Consolidated Financial Statements, Continued

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

Effective June 17, 2008, Wilmington Finance, Inc. (WFI), a wholly owned subsidiary of AGFC, ceased its wholesale originations (originations through mortgage brokers) but continued its retail originations (originations directly with consumers) at a substantially reduced level. Currently, all WFI loan origination activity relates to the financial remediation program discussed in Note 4.

Previously, we provided services for AIG Bank’s origination and sale of non-conforming residential real estate loans. In first quarter 2006, WFI and MorEquity, Inc., which are subsidiaries of AGFC, terminated their mortgage services agreements with AIG Bank and began originating non-conforming residential real estate loans held for sale to investors using their own state licenses.

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

Notes to Consolidated Financial Statements, Continued

At December 31, 2008, the Company had $24.6 billion of net finance receivables due from 2.1 million customer accounts and $4.6 billion of credit and non-credit life insurance in force covering approximately 708,000 customer accounts.

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

In fourth quarter 2007, we determined that we should have recorded a deferred tax liability for certain assets (primarily other intangibles) totaling $116.6 million for which there was no corresponding tax basis. As a result, we established a deferred tax liability of $32.9 million in fourth quarter 2007 in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes” (SFAS 109). In addition, we increased the amount of goodwill recorded in connection with this purchase by $32.9 million in fourth quarter 2007 in accordance with SFAS No. 141 “Business Combinations” (SFAS 141). The applicability to Ocean of Accounting Principles Board (APB) 23 “Accounting for Income Taxes-Special Areas” allowed us to establish the deferred tax liability at the United Kingdom tax rate.

Based upon the valuation in second quarter 2007 and the establishment of a deferred tax liability in fourth quarter 2007, we adjusted the purchase price to $245.7 million, consisting of $38.3 million for net assets acquired, $101.6 million for goodwill, and $105.8 million for other intangibles. Additional consideration may be paid based upon Ocean’s earnings after acquisition.

Notes to Consolidated Financial Statements, Continued

We included Ocean’s operating results in our financial statements beginning January 2, 2007, the effective date of the acquisition.

Note 3.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using accounting principles generally accepted in the United States (GAAP). The statements include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. To conform to the 2008 presentation, we reclassified certain items in prior periods.

BRANCH AND CENTRALIZED REAL ESTATE BUSINESS SEGMENTS

Finance Receivables

Generally, we classify finance receivables originated in our branch business segment as finance receivables held for investment based on management’s intent at the time of origination. We also classify certain real estate loans originated in our centralized real estate business segment as finance receivables held for investment based on management’s intent at the time of origination. We determine classification on a loan-by-loan basis. We classify finance receivables as held for investment due to our ability and intent to hold them until customer payoff. We carry finance receivables at amortized cost which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. They are net of unamortized finance charges on precomputed receivables and unamortized points and fees. We include the cash flows from finance receivables held for investment in the consolidated statements of cash flows as investing activities.

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

Notes to Consolidated Financial Statements, Continued

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

In our branch business segment, we stop accruing finance charges when the fourth contractual payment becomes past due for real estate loans, non-real estate loans, and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail and private label. In our centralized real estate business segment, we stop accruing finance charges when the third contractual payment becomes past due for real estate loans. We reverse finance charge amounts previously accrued upon suspension of accrual of finance charges.

Acquired Finance Receivables

In accordance with Statement of Position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, we do not include losses incurred on acquired finance receivables in our allowance for finance receivable losses at the time of our acquisition.

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

Notes to Consolidated Financial Statements, Continued

Troubled Debt Restructured Finance Receivables

During 2008, we have made an increasing number of modifications to our real estate loans in our centralized real estate and branch business segments to assist borrowers in avoiding foreclosure. When we modify a real estate loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a Troubled Debt Restructuring (TDR). We restructure finance receivables only if we believe the customer has the ability to pay under the restructured terms for the foreseeable future. We establish TDR reserves in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”.

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

Notes to Consolidated Financial Statements, Continued

We may modify the terms of existing accounts (which may eliminate delinquency) in certain circumstances, such as certain bankruptcy or other catastrophic situations or for economic or other reasons related to the borrower’s financial difficulties that justify modification. We also may renew a delinquent account if the customer meets current underwriting criteria and it does not appear that the cause of past delinquency will affect the customer’s ability to repay the new loan. We subject all renewals, whether the customer’s account is current or delinquent, to the same credit risk underwriting process as we would a new application for credit.

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

Finance Receivables Held for Sale

Originated as held for sale. We classify certain real estate loans originated in our centralized real estate business segment as finance receivables held for sale based on management’s intent at the time of origination. We determine classification on a loan-by-loan basis. We carry real estate loans originated and intended for sale in the secondary market at the lower of cost or fair value, which we primarily determine in the aggregate. We pool most of these loans for valuation because they are homogenous (loans secured by residential one- to four-family dwellings). We compare loans that are viewed as a potential distressed sale (loans rejected from sale transactions, loans repurchased under warranty provisions, loans aged in inventory greater than 60 days, or loans otherwise identified by management) to market on an individual loan basis. We determine fair value by reference to available market indicators such as current investor yield requirements, outstanding forward sale commitments, or negotiations with prospective purchasers, if any. We recognize net unrealized losses through a valuation allowance by charges to income.

We defer real estate loan origination fees and direct costs to originate real estate loans and include them in finance receivables held for sale.

We sell finance receivables held for sale to investors with servicing released to the purchaser. We record the sales price we receive less our carrying value of these finance receivables held for sale in mortgage banking revenues. We also charge a provision for sales recourse to mortgage banking revenues to maintain a reserve for sales recourse.

We accrue interest income due from the borrower on these finance receivables held for sale from the date of funding until the date of sale to the investor. Upon sale, we collect from the investor any accrued interest income not paid by the borrower. We stop accruing interest income on finance receivables held for sale when the third payment becomes past due and reverse amounts previously accrued upon suspension. We include the cash flows from finance receivables held for sale in the consolidated statements of cash flows as operating activities.

Notes to Consolidated Financial Statements, Continued

Originated as held for investment. Depending on market conditions or certain capital sourcing strategies, which may impact our ability and/or intent to hold our finance receivables until maturity or for the foreseeable future, we may decide to sell finance receivables originally intended for investment. Management’s view of foreseeable future is generally a twelve-month period based on the longest reasonably reliable liquidity forecast period. Our ability to hold finance receivables for the foreseeable future is subject to a number of factors, including economic and liquidity conditions, and therefore may change. As of each reporting period, management determines our ability to hold finance receivables for the foreseeable future based on assumptions for liquidity requirements. When we no longer have the intent and/or ability to hold finance receivables for the foreseeable future and we subsequently decide to sell specifically identified finance receivables that were originally classified as held for investment, the net finance receivables, less allowance for finance receivable losses are reclassified as finance receivables held for sale and are carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is accounted for as a valuation allowance and is recognized in other revenues. We base the fair value estimates on negotiations with prospective purchasers (if any) or by using projected cash flows discounted at the weighted-average interest rates offered for similar finance receivables. We base cash flows on contractual payment terms adjusted for estimates of prepayments and credit related losses. Cash flows resulting from the sale of the finance receivables that were originally classified as held for investment are recorded as an investing activity in the consolidated statements of cash flows since GAAP requires the statement of cash flow presentation to be based on the original classification of the finance receivable. When sold, we record the sales price we receive less our carrying value of these finance receivables held for sale in other revenues.

Real Estate Owned

We acquire real estate owned through foreclosure on real estate loans. We record real estate owned in other assets, initially at lower of loan balance or 85% of the unrelated party’s valuation, which approximates the fair value less the estimated cost to sell. If we do not sell a property within one year of acquisition, we reduce the carrying value by five percent of the initial value each month, beginning in the thirteenth month. We continue the writedown until the property is sold or the carrying value is reduced to ten percent of the initial value. We charge these writedowns to other revenues. We record the sale price we receive for a property less the carrying value and any amounts refunded to the customer as a recovery or loss in other revenues. We do not profit from foreclosures in accordance with the American Financial Services Association’s Voluntary Standards for Consumer Mortgage Lending. We only attempt to recover our investment in the property, including expenses incurred. In addition, we test the remaining balances of real estate owned for impairment whenever events or changes in circumstances indicate that the real estate owned may be impaired. If the required impairment testing suggests real estate owned is impaired, we reduce the carrying amount to estimated fair value less the estimated costs to sell. We charge these impairments to other revenues.

Other Intangible Assets

Other intangible assets consisted of trade names, broker relationships, customer relationships, investor relationships, employment agreements, non-compete agreements, and lender panel (group of lenders for whom Ocean performs loan origination services). Historically, we tested our other intangible assets for impairment during the first quarter of each year. We tested for impairment between these annual reviews if long-term adverse changes developed in the underlying business. Accordingly, we performed an assessment of our other intangible assets to test for recoverability in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The assessment of recoverability was based on our estimates. We compared projected undiscounted future cash flows to the

Notes to Consolidated Financial Statements, Continued

carrying value of the asset group. When the test for recoverability identified that the carrying value of the asset group was not recoverable and the asset group’s fair value was measured in accordance with the fair value measurement framework, we recognized an impairment charge in operating expenses for the amount by which the carrying value of the asset group exceeded its estimated fair value. We calculated the amount of the impairment using the income approach. The income approach uses discounted cash flow projections. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20%.

In accordance with the provisions of SFAS 144, in 2008 we wrote down other intangible assets to zero fair value, reflecting our reduced discounted cash flow expectations. See Note 27 for further information on fair value measurements.

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

Cash Equivalents

We consider all short-term investments having maturity dates within three months of their date of acquisition to be cash equivalents.

Notes to Consolidated Financial Statements, Continued

Goodwill

Historically, we tested goodwill for impairment during the first quarter of each year. We tested for impairment between these annual reviews if long-term adverse changes developed in the underlying business. Goodwill impairment testing was performed at the “reporting unit” level. We assigned goodwill to our reporting units at the date the goodwill was initially recorded. We recorded our goodwill in our branch, centralized real estate, and insurance business segments and all other reporting units (Ocean). Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

We initially assessed the potential for impairment by estimating the fair value of each of our reporting units and comparing the estimated fair values with the carrying amounts of those reporting units, including goodwill. The estimate of a reporting unit’s fair value was calculated using the discounted expected future cash flows approach. If the carrying value of a reporting unit exceeded its estimated fair value, goodwill associated with that reporting unit was potentially impaired. The amount of impairment was measured as the excess of the carrying value of goodwill over the estimated fair value of the goodwill. The estimated fair value of the goodwill was measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit’s assets and liabilities in a hypothetical market. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20%.

In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), in 2008 we wrote down our goodwill to zero fair value, reflecting our reduced discounted cash flow expectations. This impairment charge was recorded in operating expenses. See Note 27 for further information on fair value measurements.

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

Derivative Financial Instruments

We recognize all derivatives on our consolidated balance sheet at their fair value. We estimate the fair value of our derivatives using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and the contractual terms of the derivative instruments. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment reflects the full credit default swap (CDS) spread applied to a net exposure, by counterparty. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.

Notes to Consolidated Financial Statements, Continued

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

We record the effective portion of the changes in the fair value of a derivative that is highly effective and is qualified and designated as a cash flow hedge, in accumulated other comprehensive income (loss), net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We record the effective portion of the changes in the fair value of a derivative that is highly effective and is qualified and designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, in current period earnings in other revenues. We record changes in the fair value of a derivative that does not qualify as either a cash flow or fair value hedge and changes in the fair value of hedging instruments measured as ineffectiveness in current period earnings in other revenues.

We formally document all relationships between derivative hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions and our method to assess ineffectiveness. We link all derivatives that we designate as cash flow or fair value hedges to specific assets and liabilities on the balance sheet. For certain types of hedge relationships meeting specific criteria, SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) allows a “shortcut” method, which provides for an assumption of zero ineffectiveness. Under this method, the periodic assessment of effectiveness is not required. The Company’s use of this method was limited to interest rate swaps that hedged certain borrowings, the last of which matured in mid-June 2008. For other AGFC cash flow and fair value hedges, we perform and document an initial prospective assessment of hedge effectiveness using regression analysis to demonstrate that the hedge is expected to be highly effective in future periods. Subsequently, on a regular basis, we perform a prospective hedge effectiveness assessment to demonstrate the continued expectation that the hedge will be highly effective in future periods and a retrospective hedge effectiveness assessment to demonstrate that the hedge was effective in the most recent period. Our effectiveness assessment considered the effect of credit risk.

We discontinue hedge accounting prospectively when:

•

the derivative is no longer effective in offsetting changes in the cash flows or fair value of a hedged item;

•

we sell, terminate, or exercise the derivative and/or the hedged item or they expire; or

•

we change our objectives or strategies and designating the derivative as a hedging instrument is no longer appropriate.

Notes to Consolidated Financial Statements, Continued

For discontinued asset and liability fair value hedges, we begin amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level yield method. For cash flow hedges that are discontinued for reasons other than the forecasted transaction is not probable of occurring, we begin reclassifying the accumulated other comprehensive income (loss) adjustment to earnings when earnings are affected by the hedged item. There was no discontinuance of a qualified hedge relationship during 2008.

Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value should be based on assumptions that market participants would use, including a consideration of non-performance risk.

In determining fair value, we use various valuation techniques and prioritize the use of observable inputs. The availability of observable inputs varies from instrument to instrument and depends on a variety of factors including the type of instrument; whether the instrument is actively traded and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.

We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves. Level 3 inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in our hierarchy assessment disclosed in Note 27.

Our fair value processes include controls that are designed to ensure that fair values are appropriate. Such controls include model validation, review of key model inputs, analysis of period-over-period fluctuations, and reviews by senior management.

Foreign Currency

The functional currency of our operations in the United Kingdom is the local currency, the British Pound. We translate financial statement amounts expressed in British Pounds into U.S. Dollars using SFAS No. 52, “Foreign Currency Translation”. We translate functional currency assets and liabilities into U.S. Dollars using exchange rates prevailing at the balance sheet date. We translate revenues and expenses using monthly average exchange rates for the period. We record the translation adjustments, net of tax, as a separate component of other comprehensive income (loss), which we include in stockholder’s equity. We record exchange gains and losses resulting from foreign currency transactions in other revenues.

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

AIG Bank, WFI, and AGFI have also made a commitment to donate a total of $15 million over a three-year period to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling. As of December 31, 2008, we have donated $7.6 million to this cause.

In accordance with WFI’s surviving obligations under the mortgage services agreement with AIG Bank, we established a reserve of $128 million (pretax) as a reduction to net service fees from affiliates as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program. After completion of discussions with the OTS and the execution of the Supervisory Agreement, we recorded an additional reserve of $50 million, inclusive of the $15 million donation commitment, in second quarter 2007. As of December 31, 2008, we have made reimbursements of $50.4 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement. We have also reduced the reserve by $66.6 million as an addition to net service fees from affiliates in 2008 as a result of our current evaluations of our loss exposure. As the estimate is based on judgments and assumptions made by management, the actual cost of implementing the remediation program may differ from our estimate.

Note 5.  Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurements but does not change existing guidance about whether an asset or liability is carried at fair value. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. We adopted SFAS 157 on January 1, 2008, its required effective date. With respect to the implementation

Notes to Consolidated Financial Statements, Continued

of SFAS 157, we applied the credit valuation adjustments to the market value of our derivative instruments prospectively. The most significant effect of adopting SFAS 157 on our results of operations for 2008 related to changes in the fair value methodology with respect to derivative assets already carried at fair value. Our adoption of SFAS 157 resulted in a credit valuation adjustment loss of $1.6 million on our fair value hedges in 2008 (of which $1.8 million represents the transition amount at January 1, 2008). See Note 15 for additional information on our derivatives and Note 27 for additional information on our SFAS 157 disclosures.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in income. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 permits the fair value option election on an instrument-by-instrument basis for eligible items existing at the adoption date and at initial recognition of an asset or liability, or upon most events that give rise to a new basis of accounting for that instrument. We adopted SFAS 159 on January 1, 2008, its required effective date. Since we did not elect to measure any eligible existing instruments at fair value upon initial application of SFAS 159, on January 1, 2008, there was no impact to retained earnings. Additionally, we did not elect the fair value option for any newly acquired instruments or other eligible items during 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) changes the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling (i.e., minority) interests; recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income; and recognizing preacquisition loss and gain contingencies at their acquisition-date fair values, among other changes. We adopted SFAS 141(R) for business combinations for which the acquisition date is on or after January 1, 2009. Our adoption of this guidance does not have a material effect on our consolidated financial condition or results of operations, but may have an effect on the accounting for future business combinations, if any, as well as the assessment of goodwill impairments in the future.

Notes to Consolidated Financial Statements, Continued

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect our consolidated financial condition, results of operations, and cash flows. SFAS 161 is effective beginning with financial statements issued for the quarterly period ending March 31, 2009. Because SFAS 161 only requires additional disclosures about derivatives, it will have no effect on our consolidated financial condition, results of operations, or cash flows.

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

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: an amendment of FASB Statement No. 133 and FASB Interpretation No. 45” (FSP). The FSP amends SFAS 133 to require additional disclosures by sellers of credit derivatives, including derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The FSP is effective for us beginning with the December 31, 2008 financial statements. Because the FSP only requires additional disclosures about credit derivatives and guarantees, it has no effect on our consolidated financial condition, results of operations, or cash flows.

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

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP). The FSP amends and expands the disclosure requirements regarding transfers of financial assets and a company’s involvement with variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Our adoption of the FSP did not have a material effect on our consolidated financial condition, results of operations, or cash flows as only additional disclosures were required.

Notes to Consolidated Financial Statements, Continued

Note 6.  Finance Receivables

Components of net finance receivables by type were as follows:

December 31, 2008	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,342,932	$4,366,869	$2,426,181	$25,135,982
Unearned finance charges and points and fees	(206,900)	(433,219)	(253,275)	(893,394)
Accrued finance charges	122,993	54,606	34,775	212,374
Deferred origination costs	22,576	41,915	-	64,491
Premiums, net of discounts	71,258	4,981	3,678	79,917
Total	$18,352,859	$4,035,152	$2,211,359	$24,599,370

December 31, 2007	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$19,443,785	$4,235,721	$2,345,733	$26,025,239
Unearned finance charges and points and fees	(196,452)	(435,265)	(220,383)	(852,100)
Accrued finance charges	125,644	51,052	41,144	217,840
Deferred origination costs	25,615	43,493	-	69,108
Premiums, net of discounts	52,973	328	(650)	52,651
Total	$19,451,565	$3,895,329	$2,165,844	$25,512,738

Real estate loans are secured by first or second mortgages on residential real estate and generally have maximum original terms of 360 months. These loans may be closed-end accounts or open-end home equity lines of credit and may be fixed-rate or adjustable-rate products. Non-real estate loans are secured by consumer goods, automobiles or other personal property, or are unsecured and generally have maximum original terms of 60 months. Retail sales contracts are secured principally by consumer goods and automobiles and generally have maximum original terms of 60 months. Revolving retail and private label are secured by the goods purchased and generally require minimum monthly payments based on outstanding balances. At December 31, 2008, 96% of our net finance receivables were secured by the real and/or personal property of the borrower, compared to 97% at December 31, 2007. At December 31, 2008, real estate loans accounted for 75% of the amount and 10% of the number of net finance receivables outstanding, compared to 76% of the amount and 11% of the number of net finance receivables outstanding at December 31, 2007.

Contractual maturities of net finance receivables by type at December 31, 2008 were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
2009	$ 328,450	$ 968,185	$ 463,701	$ 1,760,336
2010	412,840	1,266,523	375,540	2,054,903
2011	439,291	904,580	219,931	1,563,802
2012	463,892	459,974	139,273	1,063,139
2013	485,392	187,124	89,066	761,582
2014+	16,222,994	248,766	923,848	17,395,608
Total	$18,352,859	$4,035,152	$2,211,359	$24,599,370

Notes to Consolidated Financial Statements, Continued

Contractual maturities are not a forecast of future cash collections. Company experience has shown that customers typically renew, convert or pay in full a substantial portion of finance receivables prior to maturity.

Principal cash collections and such collections as a percentage of average net receivables by type were as follows:

Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Real estate loans: Principal cash collections	$2,365,074	$3,352,355	$4,316,483
% of average net receivables	11.97%	17.44%	22.56%
Non-real estate loans: Principal cash collections	$1,886,355	$1,967,246	$1,943,984
% of average net receivables	46.02%	53.09%	58.47%
Retail sales finance: Principal cash collections	$2,244,407	$2,181,952	$1,835,101
% of average net receivables	100.82%	108.74%	110.30%

Unused credit limits extended to customers by the Company or by AIG Bank (whose private label finance receivables are fully participated to the Company), totaled $6.6 billion at December 31, 2008 and $6.4 billion at December 31, 2007. Approximately 96% of these unused credit limits are for possible retail sales financing, and our experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of the Company or AIG Bank.

Geographic diversification of finance receivables reduces the concentration of credit risk associated with a recession in any one region. However, the current recession in the U.S. is national in scope and is not limited to a particular region. The largest concentrations of net finance receivables were as follows:

December 31,	2008		2007*
(dollars in thousands)	Amount	Percent	Amount	Percent
California	$ 3,011,458	12%	$ 3,485,262	14%
Florida	1,565,191	6	1,607,469	6
N. Carolina	1,340,240	6	1,036,392	4
Virginia	1,258,467	5	1,109,885	4
Ohio	1,231,285	5	1,308,253	5
Illinois	1,091,052	4	1,141,628	4
Pennsylvania	1,040,403	4	981,156	4
Tennessee	888,851	4	897,332	4
Other	13,172,423	54	13,945,361	55
Total	$24,599,370	100%	$25,512,738	100%

*

December 31, 2007 concentrations of net finance receivables are presented based on December 31, 2008 state concentrations.

Notes to Consolidated Financial Statements, Continued

At December 31, 2008, we had stopped accruing finance charges on $955.2 million of real estate loans, non-real estate loans, and retail sales contracts compared to $554.3 million of these types of finance receivables at December 31, 2007. We accrue finance charges on revolving retail and private label finance receivables up to the date of charge-off at six months past due. We have accrued finance charges of $1.7 million on $25.5 million of revolving retail and private label finance receivables more than 90 days past due at December 31, 2008 and $1.2 million on $17.9 million of these finance receivables that were more than 90 days past due at December 31, 2007.

Due to the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, we are pursuing sales of certain finance receivables as an alternative funding source. In December 2008, we transferred $972.5 million of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. See Note 29 for further information regarding the sales of these real estate loans. As of December 31, 2008, management’s intent to hold for investment the remainder of the finance receivable portfolio for the foreseeable future had not changed.

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

We include the carrying amount of these finance receivables in net finance receivables, less allowance for finance receivable losses. The contractual amount of these finance receivables by type and the related carrying amount were as follows:

December 31,
(dollars in thousands)	2008
Contractual amount: Real estate loans	$10,996
Non-real estate	2,879
Retail sales finance	682
Total	$14,557
Carrying amount, net of allowance of $6,550	$13,530

Changes in accretable yield of these finance receivables were as follows:

Year Ended
(dollars in thousands)	December 31, 2008
Balance at beginning of period	$ -
Additions	3,586
Accretion	(3,362)
Reclassifications from (to) nonaccretable difference	2,725
Disposals	-
Balance at end of period	$2,949

Notes to Consolidated Financial Statements, Continued

We did not create a valuation allowance in the initial accounting for these acquired finance receivables. During second quarter 2008, we established an allowance for finance receivable losses for these finance receivables through the provision for finance receivable losses of $5.3 million due to decreases in expected cash flows for certain pools. We increased this allowance by $600,000 during third quarter 2008 and $650,000 during fourth quarter 2008.

The portion of these finance receivables that were acquired during 2008 for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

Year ended December 31,
(dollars in thousands)	2008
Contractually required payments receivable at acquisition: Real estate loans	$21,545
Non-real estate	16,788
Retail sales finance	3,123
Total	$41,456
Cash flows expected to be collected at acquisition	$24,992
Basis in acquired finance receivables at acquisition	$21,406

Information regarding TDR finance receivables (which are all real estate loans) was as follows:

December 31,
(dollars in thousands)	2008
TDR net finance receivables	$620,590
TDR net finance receivables that have a valuation allowance	$620,590
Allowance for TDR finance receivable losses	$ 56,184

We had no material TDR activity prior to 2008. In addition, we have no commitments to lend additional funds on these TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

Year Ended
(dollars in thousands)	December 31, 2008
TDR average net receivables	$244,286

TDR finance charges recognized	$ 13,075

Notes to Consolidated Financial Statements, Continued

Note 7.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Balance at beginning of year	$ 601,900	$ 488,700	$ 522,831
Provision for finance receivable losses	1,080,968	401,322	195,436
Charge-offs	(588,840)	(338,904)	(285,623)
Recoveries	46,393	50,782	56,056
Balance at end of year	$1,140,421	$ 601,900	$ 488,700

We estimated our allowance for finance receivable losses primarily using SFAS No. 5, “Accounting for Contingencies.” We based our allowance for finance receivable losses primarily on historical loss experience using migration analysis applied to sub-portfolios of large numbers of relatively small homogenous accounts. Beginning in 2007, we also utilized the Monte Carlo simulation to assist in the determination of our allowance for finance receivable losses for our non-real estate loan portfolio. We adjusted the amounts determined by migration and Monte Carlo for management’s estimate of the effects of model imprecision, recent changes to our underwriting criteria, portfolio seasoning, and current economic conditions, including the levels of unemployment and personal bankruptcies. This adjustment resulted in an increase to the amount determined by migration and Monte Carlo of $63.1 million at December 31, 2008, compared to an increase of $44.6 million at December 31, 2007.

We used the Company’s internal data of net charge-offs and delinquency by sub-portfolio as the basis to determine the historical loss experience component of our allowance for finance receivable losses. We used monthly bankruptcy statistics, monthly unemployment statistics, and various other monthly or periodic economic statistics published by departments of the U.S. government and other economic statistics providers to determine the economic component of our allowance for finance receivable losses. There were no other significant changes in the types of observable data we used to measure these components during 2008 or 2007.

In December 2008, we decreased allowance for finance receivable losses by $9.6 million as a result of the transfer of $972.5 million of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. See Note 29 for further information regarding the sales of these real estate loans.

We also established TDR reserves in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which are included in our allowance for finance receivable losses. See Note 6 for information on TDR reserves.

See Note 3 for information on the determination of the allowance for finance receivable losses.

Notes to Consolidated Financial Statements, Continued

Note 8.  Finance Receivables Held for Sale

Components of finance receivables held for sale were as follows:

December 31,
(dollars in thousands)	2008	2007
Finance receivables originated as held for investment: Principal balance and accrued interest receivable	$970,815	$ -
Deferred loan costs and fees	1,699	-
Valuation allowance	(27,456)	-
Total	945,058	-
Finance receivables originated as held for sale: Principal balance and accrued interest receivable	44,547	283,953
Deferred loan costs and fees	36	(484)
Valuation allowance and derivative impact	(29,209)	(50,802)
Total	15,374	232,667
Total	$960,432	$232,667

In December 2008, we transferred $972.5 million of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. Based on negotiations with prospective purchasers, we determined that a reserve of $27.5 million was necessary to reduce the carrying amount of these finance receivables held for sale to fair value. See Note 29 for further information regarding the sales of these real estate loans.

The slower U.S. housing market, our tighter underwriting guidelines, and our decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008, resulted in significantly lower levels of originations of finance receivables held for sale in 2008 than in 2007. Currently, all WFI loan origination activity relates to the financial remediation program discussed in Note 4.

Notes to Consolidated Financial Statements, Continued

Note 9.  Investment Securities

Amortized cost, unrealized gains and losses, and fair value of investment securities by type were as follows:

December 31, 2008	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Fixed maturity investment securities: Bonds: Corporate securities	$414,103	$ 4,505	$(38,956)	$379,652
Mortgage-backed securities	63,564	56	(10,751)	52,869
State and political subdivisions	234,100	3,585	(8,891)	228,794
Other	17,187	1,732	(1,640)	17,279
Total	728,954	9,878	(60,238)	678,594
Preferred stocks	5,000	-	(172)	4,828
Other long-term investments	7,144	2,665	(230)	9,579
Common stocks	1,617	9	(109)	1,517
Total	$742,715	$12,552	$(60,749)	$694,518

December 31, 2007	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Fixed maturity investment securities: Bonds: Corporate securities	$ 711,360	$15,130	$(10,519)	$ 715,971
Mortgage-backed securities	166,906	3,281	(5,312)	164,875
State and political subdivisions	473,948	19,641	(177)	493,412
Other	24,860	951	(183)	25,628
Total	1,377,074	39,003	(16,191)	1,399,886
Preferred stocks	7,500	394	-	7,894
Other long-term investments	9,539	4,312	(48)	13,803
Common stocks	425	26	(30)	421
Total	$1,394,538	$43,735	$(16,269)	$1,422,004

Notes to Consolidated Financial Statements, Continued

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position at December 31, 2008 and 2007, were as follows:

December 31, 2008	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity investment securities: Bonds: Corporate securities	$161,971	$(22,913)	$100,179	$(16,043)	$262,150	$(38,956)
Mortgage-backed securities	23,943	(4,471)	16,334	(6,280)	40,277	(10,751)
State and political subdivisions	114,264	(8,287)	7,434	(604)	121,698	(8,891)
Other	7,411	(1,640)	-	-	7,411	(1,640)
Total	307,589	(37,311)	123,947	(22,927)	431,536	(60,238)
Preferred stocks	4,828	(172)	-	-	4,828	(172)
Other long-term investments	299	(230)	-	-	299	(230)
Common stocks	258	(109)	-	-	258	(109)
Total	$312,974	$(37,822)	$123,947	$(22,927)	$436,921	$(60,749)

December 31, 2007	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity investment securities: Bonds: Corporate securities	$100,296	$(2,832)	$203,326	$ (7,686)	$303,622	$(10,518)
Mortgage-backed securities	30,834	(2,445)	36,026	(2,867)	66,860	(5,312)
State and political subdivisions	23,155	(168)	2,570	(10)	25,725	(178)
Other	-	-	9,117	(183)	9,117	(183)
Total	154,285	(5,445)	251,039	(10,746)	405,324	(16,191)
Other long-term investments	2,957	(48)	-	-	2,957	(48)
Common stocks	329	(30)	-	-	329	(30)
Total	$157,571	$(5,523)	$251,039	$(10,746)	$408,610	$(16,269)

We do not believe any individual unrealized loss as of December 31, 2008 identified in the tables above represents other than temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. We have both the intent and ability to hold each of these securities for the time period necessary to recover its amortized cost. The unrealized losses on our investment securities are included net of tax in other comprehensive income.

We recognized realized losses of $42.8 million in 2008, $4.1 million in 2007, and $1.1 million in 2006 on investment securities for which we considered the decline in fair value to be other than temporary.

Notes to Consolidated Financial Statements, Continued

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized losses were as follows:

Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Fair value	$646,185	$360,110	$336,258
Realized gains	$ 13,532	$ 915	$ 984
Realized losses	(20,387)	(1,693)	(1,678)
Net realized losses	$ (6,855)	$ (778)	$ (694)

Contractual maturities of fixed-maturity investment securities at December 31, 2008 were as follows:

	Fair	Amortized
(dollars in thousands)	Value	Cost
Fixed maturities, excluding mortgage-backed securities: Due in 1 year or less	$ 12,036	$ 12,288
Due after 1 year through 5 years	127,355	134,851
Due after 5 years through 10 years	224,163	241,016
Due after 10 years	262,171	277,235
Mortgage-backed securities	52,869	63,564
Total	$678,594	$728,954

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Other long-term investments consist of interests in three limited partnerships that we account for on the cost method. We also regularly review these investments for impairment. At December 31, 2008, our total commitments for these three limited partnerships were $7.2 million, consisting of $7.1 million funded and $0.1 million unfunded. We have evaluated these limited partnerships under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, Interpretations of FASB Interpretation No. 46 (Revised December 2003) (FIN 46(R))”, and they do not qualify as variable interest entities.

Bonds on deposit with insurance regulatory authorities had fair values of $12.5 million at December 31, 2008 and $11.1 million at December 31, 2007.

Notes to Consolidated Financial Statements, Continued

Note 10.  Cash and Cash Equivalents

Cash and cash equivalents totaled $916.3 million at December 31, 2008 and $2.1 billion at December 31, 2007. Cash and cash equivalents at December 31, 2008 included remaining amounts from the September 2008 borrowings under our primary credit facilities (see Note 15). During December 2007, AGFC issued $3.0 billion of 10-year fixed-rate debt to provide funding capacity for purchases of finance receivable portfolios in 2008 and for general corporate purposes, including the repayment of maturing long-term debt. Proceeds from this long-term debt issuance exceeded the remaining commercial paper maturities for December 2007 and resulted in AGFC having $1.9 billion of overnight bank time deposits at December 31, 2007, included in cash and cash equivalents.

Note 11.  Other Assets

Components of other assets were as follows:

December 31,
(dollars in thousands)	2008	2007
Other insurance investments (a)	$158,899	$306,546
Real estate owned	135,321	123,691
Fixed assets	94,499	89,783
Prepaid expenses and deferred charges	67,945	80,087
Income tax assets (b)	23,050	385,679
Derivatives fair values	14,831	500,188
Goodwill (c)	-	340,594
Other intangible assets (d)	-	111,163
Other	22,613	27,918
Total	$517,158	$1,965,649

(a)

Other insurance investments included $147.9 million at December 31, 2007, related to securities lending, with an offset in other liabilities of $160.9 million at December 31, 2007. We exited AIG’s securities lending pool during third quarter 2008.

(b)

The components of net deferred tax assets are detailed in Note 21.

(c)

In accordance with the provisions of SFAS 142, in 2008 we wrote down our goodwill to zero fair value, reflecting our reduced discounted cash flow expectations. See Note 27 for further information on fair value measurements.

(d)

In accordance with the provisions of SFAS 144, in 2008 we wrote down other intangible assets to zero fair value, reflecting our reduced discounted cash flow expectations. See Note 27 for further information on fair value measurements.

Notes to Consolidated Financial Statements, Continued

Goodwill by business segment was as follows:

December 31,
(dollars in thousands)	2008	2007	2006
Segments: Branch	$ -	$149,781	$149,781
Centralized Real Estate (a)	-	77,134	62,836
Insurance	-	12,104	12,104
All other (b)	-	101,575	-
Total	$ -	$340,594	$224,721

(a)

In first quarter 2007, we increased the $54.1 million of goodwill initially recorded in connection with the purchase business combination of WFI to $68.4 million as part of the correction of an accounting error. See Note 21 for further information on this error.

(b)

All other goodwill was related to Ocean, our foreign subsidiary, acquired in January 2007.

During first quarter 2006 and 2007, we performed our required impairment testing and determined that the Company’s goodwill and other intangible assets were not impaired.

Note 12.  Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

December 31,	2008		2007
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior debt	$20,631,704	$10,267,816	$22,237,785	$21,625,566
Junior subordinated debt	349,276	106,398	349,209	314,761
Total	$20,980,980	$10,374,214	$22,586,994	$21,940,327

Weighted average interest expense rates on long-term debt by type were as follows:

Years Ended December 31,	2008	2007	2006	December 31,	2008	2007
Senior debt	5.23%	5.20%	5.05%	Senior debt	5.03%	5.28%
Junior subordinated debt	6.18	6.14	-	Junior subordinated debt	6.11	6.10
Total	5.24	5.22	5.05	Total	5.05	5.30

Notes to Consolidated Financial Statements, Continued

Contractual maturities of long-term debt at December 31, 2008 were as follows:

Carrying
(dollars in thousands)	Value
First quarter 2009	$ 758,769
Second quarter 2009	931,348
Third quarter 2009	758,807
Fourth quarter 2009	1,661,079
2009	4,110,003
2010	4,112,263
2011	3,172,267
2012	2,078,480
2013	2,050,855
2014-2067	5,457,112
Total	$20,980,980

In first quarter 2006, a consolidated special purpose subsidiary of AGFI purchased $512.3 million of real estate loans from a subsidiary of AGFC. The AGFI subsidiary securitized $492.8 million of these real estate loans and recorded $450.6 million of debt issued by the trust that purchased these real estate loans. We recorded the transaction as an “on-balance sheet” secured financing. The transfer of the real estate loans to the trust did not qualify as a sale. The real estate loans are available only for payment of the debt issued in connection with the securitization transaction. The remaining balance of these finance receivables used as collateral for our 2006 securitization was $340.9 million at December 31, 2008. The remaining balance of these finance receivables used as collateral for our 2003 securitization was $28.4 million at December 31, 2008. The trust indenture allows AGFC to exercise significant discretion with respect to working out and disposing of defaulted loans and disposing of any foreclosed real estate. The trust is not deemed to be a qualified special purpose entity under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. As such, we evaluated the trust under FIN 46(R) and determined that the entity is a variable interest entity of which we are the primary beneficiary and therefore, consolidated such entities. The remaining balance of this secured debt at December 31, 2008, resulting from our 2006 securitization was $307.8 million. The remaining balance of secured debt at December 31, 2008, resulting from our 2003 securitization was $26.0 million. Maturities for the secured debt balances of $333.8 million in the above table are based upon projected underlying loan prepayments. We retain credit risk in our securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. We expect that any credit losses in the pool of securitized assets would likely be limited to our retained interests.

Long-term debt includes a multi-year committed credit facility of $2.125 billion which was fully drawn during September 2008. This facility requires that AGFI and AGFC remain directly or indirectly majority-owned by AIG. If AIG were to divest the Company, we would be required to renegotiate or repay this facility.

As part of our July 10, 2008 resyndication of the expiring 364-day committed credit facility, AGFC entered into a capital support agreement with AIG, whereby AIG agreed to cause AGFC to maintain: (a) stockholder’s equity (minus the amount of accumulated other comprehensive income or loss) of at least $2.2 billion; and (b) an adjusted tangible leverage at or below 8.0x (further adjusting for excess cash for a calculated “support leverage”). If AIG terminates the capital support agreement or does not comply with its terms, the 364-day facility would require renegotiation or repayment.

Notes to Consolidated Financial Statements, Continued

The AIG capital support agreement (for the benefit of lenders under the Company’s drawn 364-day committed credit facility) requires that if AGFC’s support leverage exceeds 8.0x at any quarter end, or fiscal year end, then prior to filing those financial statements with the SEC, AIG will cause a capital contribution or other action to occur such that if the contribution or action had been taken at the reporting period quarter end, or fiscal year end, AGFC’s support leverage would have been no more than 8.0x. At December 31, 2008, AGFC’s support leverage was 8.99x. During March 2009, and prior to the filing of this report, AIG caused AGFC to receive a $600.0 million capital contribution that would have reduced AGFC’s support leverage at December 31, 2008 to 7.05x. Further capital infusions into the Company may require AIG to obtain the consent of the NY Fed under the Fed Credit Agreement.

Certain debt agreements of the Company contain terms that could result in acceleration of payments. Under certain circumstances, an event of default or declaration of acceleration under the borrowing agreements of the Company could also result in an event of default and declaration of acceleration under other borrowing agreements of the Company, as well as for AIG under the Fed Credit Agreement.

Certain prepayable debt agreements of AGFI contain covenants which state that AGFI cannot have net losses for two consecutive years.

During 2008, a mandatory trigger event occurred under AGFC’s hybrid debt. A mandatory trigger event requires AGFC to defer interest payments to the junior subordinated debt holders unless AGFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt, otherwise payable on the next interest payment date. During September 2008, AGFC received $10.5 million in capital contributions to satisfy the January 2009 interest payments required by AGFC’s hybrid debt.

Note 13.  Short-term Debt

Information concerning short-term debt by type was as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Banks	$2,504,146	$ 108,238	$ 60,000
Note payable to affiliate	422,001	-	-
Commercial paper	172,974	3,606,682	4,328,433
Extendible commercial notes	14,700	193,986	333,832
Other	21,951	34,554	-
Total	$3,135,772	$3,943,460	$4,722,265
Average borrowings	$3,677,111	$5,009,499	$5,138,657
Weighted average interest rate, at year end: Money market yield	5.45%	4.88%	5.29%
Semi-annual bond equivalent yield	5.51%	4.93%	5.34%

Notes to Consolidated Financial Statements, Continued

Contractual maturities of short-term debt at December 31, 2008 were as follows:

Carrying
(dollars in thousands)	Value
First quarter 2009	$ 642,683
Second quarter 2009	43,089
Third quarter 2009*	2,450,000
Fourth quarter 2009	-
Total	$3,135,772

*

Short-term debt includes a 364-day credit facility of $2.450 billion, which was fully drawn during September 2008. Subject to certain conditions, at expiration, we may convert any outstanding amount under our 364-day facility into a one-year term loan.

The 364-day credit facility requires that AGFI and AGFC remain directly or indirectly majority-owned by AIG. If AIG were to divest the Company, we would be required to renegotiate or repay this facility.

In September 2008, we borrowed funds from AIG Funding, Inc. (AIG Funding) under a demand note agreement. At December 31, 2008, borrowings under this demand note were at a rate of 7.06% based upon AIG’s borrowing rate under the Fed Credit Agreement.

AGFI and AGFC issued commercial paper with terms ranging from 1 to 270 days. Commercial paper had a weighted average maturity of 66 days at December 31, 2008.

AGFC issued extendible commercial notes with initial maturities of up to 90 days which AGFC extended to 390 days. At December 31, 2008, short-term debt included $14.7 million of extendible commercial notes, all of which were extended by the Company and have final maturity dates in 2009.

Note 14.  Liquidity Facilities

We have maintained credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. Due to the extraordinary events in the credit markets, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008. AGFC does not guarantee any borrowings of AGFI.

As of December 31, 2008, our primary committed credit facilities were as follows:

(dollars in millions)
Facility	Committed Amount	Drawn	Expiration
364-day facility*	$2,450.0	$2,450.0	July 2009
Multi-year facility	2,125.0	2,125.0	July 2010
Ocean one-year operating facility	146.3	54.1	January 2009
Total	$4,721.3	$4,629.1

*

AGFI was an eligible borrower under the 364-day facility for up to $400.0 million, which was fully drawn during September 2008 and remained outstanding at December 31, 2008.

Notes to Consolidated Financial Statements, Continued

Each of the facilities requires that AGFC remain directly or indirectly majority-owned by AIG. If AIG were to divest the Company, we would be required to renegotiate or repay the facilities. Subject to certain conditions, at expiration, we may convert any outstanding amount under our 364-day facility into a one-year term loan. In addition, this facility includes (for the benefit of its lenders) the capital support agreement with AIG described above. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.11% at December 31, 2008. There were no amounts outstanding under the committed credit facilities at December 31, 2007.

At December 31, 2008, AGFI and certain of its subsidiaries also had uncommitted credit facilities of $195.0 million, compared to $396.0 million (including $201.0 million for Ocean) of uncommitted credit facilities at December 31, 2007. Portions of these uncommitted facilities could be increased depending upon lender ability to participate its loans under these facilities. There were no amounts outstanding under the uncommitted credit facilities at December 31, 2008. Outstanding borrowings under the uncommitted credit facilities at December 31, 2007 totaled $108.2 million (including $48.2 million of Ocean borrowings).

Note 15.  Derivative Financial Instruments

Our principal borrowing subsidiary is AGFC. AGFC uses derivative financial instruments in managing the cost of its debt by mitigating its exposures (interest rate and currency) in conjunction with specific long-term debt issuances and has used them in managing its return on finance receivables held for sale, but is neither a dealer nor a trader in derivative financial instruments. AGFC’s derivative financial instruments consist of interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements.

Swap Agreements and Foreign Currency Forward Agreement

While all of our interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At December 31, 2008, equity-indexed debt and related swaps were immaterial.

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

Notes to Consolidated Financial Statements, Continued

demonstrate the continued expectation that the hedge will be highly effective in future periods and a retrospective hedge effectiveness assessment to demonstrate that the hedge was effective in the most recent period.

Notional amounts of our swap agreements and foreign currency forward agreement and weighted average receive and pay rates were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Notional amount: Interest rate	$1,750,000	$3,100,000	$2,950,000
Cross currency and cross currency interest rate	2,523,248	3,129,794	3,093,800
Equity-indexed	6,886	6,886	6,886
Total	$4,280,134	$6,236,680	$6,050,686
Weighted average receive rate	3.90%	4.85%	4.79%
Weighted average pay rate	4.65%	4.87%	5.04%

Notional amount maturities of our swap agreements and foreign currency forward agreement and the respective weighted average pay rates at December 31, 2008 were as follows:

	Notional	Weighted Average
(dollars in thousands)	Amount	Pay Rate
2009	$ 780,448	5.11%
2010	772,300	4.45
2011	1,457,886	5.45
2013	1,269,500	3.57
Total	$4,280,134	4.65%

Changes in the notional amounts of our swap agreements and foreign currency forward agreement were as follows:

Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Balance at beginning of year	$ 6,236,680	$6,050,686	$4,906,436
New contracts	34,112	1,121,869	1,494,250
Expired contracts	(1,990,658)	(935,875)	(350,000)
Balance at end of year	$ 4,280,134	$6,236,680	$6,050,686

New contracts in 2008 included notional amounts for foreign currency forward agreements for 17.3 million British Pounds ($34.1 million). New contracts in 2007 included notional amounts for interest rate swap agreements of $900.0 million and a foreign currency forward agreement for 111.9 million British Pounds ($221.9 million). New contracts in 2006 included notional amounts for interest rate swap agreements of $850.0 million and cross currency interest rate swap agreements for 500 million Euros ($644.3 million).

Notes to Consolidated Financial Statements, Continued

AGFC is exposed to credit risk if counterparties to swap agreements do not perform. AGFC limits this exposure by entering into agreements with counterparties having high credit ratings and by basing the amounts and terms of these agreements on their credit ratings. AGFC regularly monitors counterparty credit ratings throughout the term of the agreements. AGFC’s exposure to market risk is limited to changes in the value of swap agreements offset by changes in the value of the hedged debt. Due to the implementation of SFAS 157, our valuations recognize the effect of credit risk and market risk using credit default swap valuation modeling. We recorded a $1.6 million credit valuation adjustment loss on our fair value hedges for 2008, of which $1.8 million represents the transition amount at January 1, 2008, from the adoption of SFAS 157. If we do not exit these derivatives prior to maturity and no counterparty defaults occur, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives were primarily with a non-subsidiary affiliate that receives credit support from AIG, its parent.

During 2008 and 2007, we recognized a net loss of $0.2 million in other revenues related to the ineffective portion of our fair value hedging instruments. We included all components of each derivative’s gain or loss in the assessment of hedge ineffectiveness.

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings. We recognized a loss related to ineffectiveness of $35.4 million during 2008 in other revenues, compared to a gain of $4.8 million during 2007. We included all components of each derivative’s gain or loss in the assessment of hedge ineffectiveness.

At December 31, 2008, we expect $81.5 million of the deferred net gain on cash flow hedges in accumulated other comprehensive loss to be reclassified to earnings during the next twelve months. In 2008, there were no instances in which we reclassified amounts from other comprehensive income to earnings as a result of a discontinuance of a cash flow hedge, because it was probable the original forecasted cash flows would not occur at the end of the specified time period.

See Note 27 for the fair value measurements of these derivatives.

Interest Rate Lock Commitments (IRLCs)

Until mid-June 2008, we used IRLCs in our mortgage banking operations. We entered into IRLCs when we approved applicants for real estate loans that management intended to sell. IRLCs related to the origination or acquisition of real estate loans that we intended to hold for sale were accounted for as derivatives. The IRLCs committed us to specific interest rates provided the potential borrowers closed their loans within specific periods. We assigned the IRLCs zero fair values on the commitment dates and recognized subsequent changes in fair values that resulted from changes in market interest rates. We adjusted the total IRLC valuations for our estimate of loans that we would not ultimately fund. We based our estimate on Company experience and market conditions. We recorded IRLCs at fair value in derivative assets or liabilities. We recorded changes in the fair value in net gain or loss on sales of finance receivables held for sale.

At December 31, 2008, the notional amount of our IRLCs was zero, compared to $102.3 million at December 31, 2007 (estimated fair value of $67,000 recorded in other assets).

Notes to Consolidated Financial Statements, Continued

Forward Sale Commitments

Until mid-June 2008, we also used forward sale commitments in our mortgage banking operations. We entered into forward sale commitments with real estate loan investors. These commitments required us to sell specified amounts and types of real estate loans with specified interest rates over the commitment periods. We recorded forward sale commitments at fair value in derivative assets or liabilities. We recorded changes in the fair value in net gain or loss on sales of finance receivables held for sale.

At December 31, 2008, the notional amount of our forward sale commitments was zero, compared to $135.0 million of forward sale commitments which extended to February 29, 2008, (estimated fair value of $0.6 million recorded in other liabilities) at December 31, 2007.

Note 16.  Insurance

Components of insurance claims and policyholder liabilities were as follows:

December 31,
(dollars in thousands)	2008	2007
Finance receivable related: Unearned premium reserves	$138,369	$143,849
Benefit reserves	96,427	100,274
Claim reserves	32,013	28,467
Subtotal	266,809	272,590
Non-finance receivable related: Benefit reserves	106,538	105,874
Claim reserves	20,236	20,287
Subtotal	126,774	126,161
Total	$393,583	$398,751

Our insurance subsidiaries enter into reinsurance agreements with other insurers, including affiliated companies. Insurance claims and policyholder liabilities included the following amounts assumed from other insurers:

December 31,
(dollars in thousands)	2008	2007
Affiliated insurance companies	$53,410	$53,716
Non-affiliated insurance companies	35,568	33,201
Total	$88,978	$86,917

Our insurance subsidiaries’ business reinsured to others was not significant during any of the last three years.

Notes to Consolidated Financial Statements, Continued

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by the Indiana Department of Insurance, which is a comprehensive basis of accounting other than GAAP.

Reconciliations of statutory net income to GAAP net (loss) income were as follows:

Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Statutory net income	$ 27,831	$83,759	$86,231
Realized losses	(46,207)	(7,646)	(1,841)
Income tax benefit	24,731	2,485	1,597
Writedown of goodwill	(12,104)	-	-
Reserve changes	(3,828)	4,081	1,344
Change in deferred policy acquisition costs	(2,197)	952	(1,405)
Amortization of interest maintenance reserve	1,177	(142)	(469)
Other, net	(881)	(1,745)	(2,974)
GAAP net (loss) income	$(11,478)	$81,744	$82,483

Reconciliations of statutory equity to GAAP equity were as follows:

December 31,
(dollars in thousands)	2008	2007
Statutory equity	$722,274	$1,172,300
Reserve changes	61,582	61,144
Net unrealized (losses) gains	(50,360)	23,203
Deferred policy acquisition costs	41,945	44,313
Decrease in carrying value of affiliates	(39,334)	(39,870)
Income tax charge (benefit)	22,629	(10,604)
Asset valuation reserve	2,729	9,417
Goodwill	-	12,104
Interest maintenance reserve	-	(7,820)
Other, net	(23,743)	(7,363)
GAAP equity	$737,722	$1,256,824

Notes to Consolidated Financial Statements, Continued

Note 17.  Other Liabilities

Components of other liabilities were as follows:

December 31,
(dollars in thousands)	2008	2007
Accrued interest	$236,288	$247,170
Surviving obligations under a mortgage servicing agreement (a)	47,842	155,575
Salary and benefit liabilities	18,205	24,212
Uncashed checks, reclassified from cash	13,459	94,882
Derivatives fair values	6,838	71,598
Insurance investments liabilities (b)	-	160,869
Other	67,652	121,005
Total	$390,284	$875,311

(a)

See Note 4 for further information on the surviving obligations under a mortgage servicing agreement.

(b)

Insurance investments liabilities of $160.9 million at December 31, 2007, related to securities lending, with a partial offset in other assets of $147.9 million at December 31, 2007. We exited AIG’s securities lending pool during third quarter 2008.

Note 18.  Capital Stock

AGFI has two classes of authorized capital stock:  special shares and common shares. AGFI may issue special shares in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance.

Par value and shares authorized at December 31, 2008 were as follows:

	Par	Shares
	Value	Authorized
Special Shares	-	25,000,000
Common Shares	$0.50	25,000,000

Shares issued and outstanding at December 31, 2008 and 2007 were as follows:

December 31,	2008	2007
Special Shares	-	-
Common Shares	2,000,000	2,000,000

Notes to Consolidated Financial Statements, Continued

Note 19.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

December 31,
(dollars in thousands)	2008	2007
Net unrealized (losses) gains on: Swap agreements	$ (78,317)	$(92,170)
Investment securities and securities lending	(31,328)	10,719
Foreign currency translation adjustments	(16,442)	1,647
Retirement plan liabilities adjustment	(3,058)	(2,042)
Accumulated other comprehensive loss	$(129,145)	$(81,846)

Note 20.  Retained Earnings

Certain financing agreements of the Company have requirements regarding maximum leverage and minimum consolidated net worth.

The AIG capital support agreement (for the benefit of lenders under the Company’s drawn 364-day committed credit facility) requires that if AGFC’s support leverage exceeds 8.0x at any quarter end, or fiscal year end, then prior to filing those financial statements with the SEC, AIG will cause a capital contribution or other action to occur such that if the contribution or action had been taken at the reporting period quarter end, or fiscal year end, AGFC’s support leverage would have been no more than 8.0x. At December 31, 2008, AGFC’s support leverage was 8.99x. During March 2009, and prior to the filing of this report, AIG caused AGFC to receive a $600.0 million capital contribution that would have reduced AGFC’s support leverage at December 31, 2008 to 7.05x. Further capital infusions into the Company may require AIG to obtain the consent of the NY Fed under the Fed Credit Agreement.

The AIG capital support agreement also requires that AIG will cause AGFC to maintain a consolidated net worth (shareholder’s equity minus the amount of accumulated other comprehensive income or loss) of at least $2.2 billion. At December 31, 2008, AGFC’s consolidated net worth exceeded this provision by $23.6 million.

Certain AGFI financing agreements require that AGFI’s net worth be at least $1.3 billion. At December 31, 2008, AGFI’s consolidated net worth exceeded this provision by $468.5 million.

State law restricts the amounts our insurance subsidiaries may pay as dividends without prior notice to, or in some cases prior approval from, the Indiana Department of Insurance. During 2008, our insurance subsidiaries paid $116 million of dividends that did not require prior approval and received authority to pay up to $600 million in additional dividends before March 2009. Of this $600 million, the insurance subsidiaries paid $350 million in December 2008, $155 million in January 2009, and $45 million in February 2009. At December 31, 2008, our insurance subsidiaries had statutory capital and surplus of $722.3 million.

Notes to Consolidated Financial Statements, Continued

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

Components of provision for income taxes were as follows:

Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Federal: Current	$ 30,363	$ 156,043	$221,696
Deferred	344,298	(115,694)	(5,346)
Total federal	374,661	40,349	216,350
Foreign: Current	(2,685)	5,435	2,011
Deferred	(492)	665	(192)
Total foreign	(3,177)	6,100	1,819
State	23,475	(16,707)	5,590
Total	$394,959	$ 29,742	$223,759

(Benefit) provision for foreign income taxes in 2007 and 2008 includes our foreign subsidiaries that operate in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom.

Reconciliations of the statutory federal income tax rate to the effective tax rate were as follows:

Years Ended December 31,	2008	2007	2006
Statutory federal income tax rate	35.00%	35.00%	35.00%
Valuation allowance	(65.49)	-	-
Writedown of goodwill	(12.54)	-	-
State income taxes	.97	(7.09)	.79
Effect of foreign operations	(.91)	.92	.05
Nontaxable investment income	.69	(4.55)	(.91)
Contingency reduction	.59	(.56)	(.22)
Correction of accounting error	-	(6.06)	-
Amortization of other intangibles	-	-	.20
Other, net	.15	3.28	.13
Effective income tax rate	(41.54)%	20.94%	35.04%

Notes to Consolidated Financial Statements, Continued

In first quarter 2007, we recognized a cumulative deferred tax benefit of $8.6 million resulting from the correction of an accounting error. In connection with the January 1, 2003, purchase business combination of WFI, we identified $40.9 million of intangible assets in accordance with SFAS 141 for which there was no corresponding tax basis. In years 2003 through 2006, we recorded a cumulative $8.6 million in current tax expense associated with the amortization of the intangible assets. Upon review of the amortization of these intangible assets, we concluded that a deferred tax liability of $14.3 million should have been established in accordance with SFAS 109 at the time of the purchase business combination and that, for years 2003 through 2006, the amortization of the intangible assets should have resulted in a cumulative deferred tax benefit of $8.6 million. Since no deferred tax liability was initially recorded, we recognized a cumulative deferred tax benefit of $8.6 million in first quarter 2007. We further concluded that, in accordance with SFAS 141, the $14.3 million deferred tax liability that should have been recorded at the time of the purchase business combination would have increased the amount of goodwill recorded in connection with the purchase business combination. Therefore, in first quarter 2007, we increased the $54.1 million of goodwill initially recorded in connection with the purchase business combination of WFI to $68.4 million. Due to the fact that the goodwill related to WFI was written off in third quarter 2008, there was no deferred tax liability related to this purchase at December 31, 2008.

In fourth quarter 2007, we determined that we should have recorded a deferred tax liability for certain Ocean assets (primarily other intangibles) totaling $116.6 million for which there was no corresponding tax basis. As a result, we established a deferred tax liability of $32.9 million in fourth quarter 2007 in accordance with SFAS 109. In addition, we increased the amount of goodwill recorded in connection with this purchase by $32.9 million in fourth quarter 2007 in accordance with SFAS 141. The applicability to Ocean of APB 23 “Accounting for Income Taxes-Special Areas” allowed us to establish the deferred tax liability at the United Kingdom tax rate. Due to the fact that the goodwill and other intangible assets related to Ocean were written down in third quarter 2008, the deferred tax liability related to this purchase was reduced to $0.2 million at December 31, 2008.

We adopted FIN 48 on January 1, 2007. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Years Ended December 31,
(dollars in thousands)	2008	2007
Balance at beginning of year	$ 3,786	$ 5,004
Increases in tax positions for prior years	-	-
Decreases in tax positions for prior years	-	-
Increases in tax positions for current year	-	-
Lapse in statute of limitations	(3,665)	(1,218)
Settlements	-	-
Balance at end of year	$ 121	$ 3,786

Our unrecognized tax benefit (all of which would affect the effective tax rate if recognized), excluding interest and penalties, was $0.1 million at December 31, 2008 and $3.8 million at December 31, 2007.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2008 and December 31, 2007, we had accrued $0.1 million and $3.3 million, respectively, for the payment of interest (net of the federal benefit) and penalties. We recognized a benefit of $3.3 million of interest and penalties in income tax expense in 2008 and a benefit of $0.3 million in 2007.

Notes to Consolidated Financial Statements, Continued

We continually evaluate proposed adjustments by taxing authorities. At December 31, 2008, such proposed adjustments would not result in a material change to our consolidated financial condition. However, we believe that it is reasonably possible that the balance of the unrecognized tax benefits could decrease by up to $0.1 million within the next twelve months due to settlements or expiration of statutes of limitations.

The Internal Revenue Service (IRS) has completed examinations of AIG’s tax returns through 1999. The IRS has also completed examinations of our former direct parent company’s tax returns through 2000. Although a Revenue Agent’s Report has not yet been issued for the years ended December 31, 2001 or 2002, AIG has received a notice of proposed adjustments for certain items during that period from the IRS. The portion of proposed adjustments attributable to AGFI was immaterial.

Components of deferred tax assets and liabilities were as follows:

December 31,
(dollars in thousands)	2008	2007
Deferred tax assets: Allowance for finance receivable losses	$ 398,708	$209,579
Net operating losses and tax attributes	56,593	-
Derivatives	51,166	58,523
Deferred intercompany revenue	48,748	58,568
Supervisory agreement obligations	16,745	54,451
Deferred insurance commissions	2,956	3,994
Goodwill	2,586	3,140
Other	98,397	55,658
Total	675,899	443,913
Deferred tax liabilities: Loan origination costs	22,361	24,020
Fixed assets	3,323	1,211
Non-deductible other intangibles	196	33,172
Other	4,482	5,256
Total	30,362	63,659
Net deferred tax assets before valuation allowance	645,537	$380,254
Valuation allowance	(622,570)	-
Net deferred tax assets	$ 22,967	$380,254

Notes to Consolidated Financial Statements, Continued

As of December 31, 2008, we recorded a deferred tax asset valuation allowance of $622.6 million, to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. After the valuation allowance, we had a net deferred tax asset of $23.0 million, which reflected the net deferred tax asset of our Puerto Rico subsidiary and the tax effect of unrealized losses on certain of our available-for-sale investment securities, which management believes is more likely than not of being realized because of our intent and ability to hold these securities until the unrealized losses are recovered. When making our assessment about the realization of our deferred tax assets at December 31, 2008, we considered all available evidence, including:

•

the nature, frequency, and severity of current and cumulative financial reporting losses;

•

the carryforward periods for the net operating and capital loss carryforwards;

•

the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier future years in the forecast period; and

•

tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

Realization of our net deferred tax assets depends on our ability to generate sufficient future taxable income of the appropriate character within the carryforward periods in the jurisdictions in which the net operating and capital losses, tax credits, and deductible temporary differences were incurred.

No valuation allowance was considered necessary at December 31, 2007.

At December 31, 2008, accrued taxes included $5.9 million of non-income based taxes, compared to $7.7 million at December 31, 2007.

Note 22.  Lease Commitments, Rent Expense, and Contingent Liabilities

Annual rental commitments for leased office space, automobiles and data processing equipment accounted for as operating leases, excluding leases on a month-to-month basis, were as follows:

Lease
(dollars in thousands)	Commitments
First quarter 2009	$ 16,533
Second quarter 2009	15,696
Third quarter 2009	14,357
Fourth quarter 2009	13,209
2009	59,795
2010	44,003
2011	28,197
2012	17,747
2013	9,113
2014+	8,905
Total	$167,760

Notes to Consolidated Financial Statements, Continued

In addition to rent, the Company pays taxes, insurance, and maintenance expenses under certain leases. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. Rental expense totaled $81.3 million in 2008, $65.5 million in 2007, and $61.9 million in 2006. We anticipate minimum annual rental commitments in 2009 to be less than the amount of rental expense incurred in 2008 primarily due to the closing of 179 branch offices during fourth quarter 2008 and the cessation of WFI’s wholesale operations effective June 17, 2008.

We adopted FIN 48 on January 1, 2007. Our unrecognized tax benefit, excluding interest and penalties, was $0.1 million at December 31, 2008 and $3.8 million at December 31, 2007. See Note 21 for further information on this contingent liability.

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

Note 23.  Supplemental Cash Flow Information

Supplemental disclosure of certain cash flow information was as follows:

Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Interest paid	$1,261,993	$1,187,063	$1,112,848
Income taxes paid	22,713	172,395	233,252

Supplemental disclosure of non-cash activities was as follows:

Year Ended December 31,
(dollars in thousands)	2008	2007
Transfer of finance receivables to finance receivables held for sale	$972,514	$ -
Acquisition of Ocean: Fair value of assets acquired	$ -	$ 341,224
Net cash paid in acquisition	-	(159,293)
Liabilities assumed	-	(87,344)
Note payable and remaining other liabilities	$ -	$ 94,587

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

Pension Plans

Pension plan expense allocated to the Company by AIG was $7.5 million for 2008, $12.2 million for 2007, and $11.7 million for 2006. AIG’s U.S. pension plans do not separately identify projected benefit obligations and pension plan assets attributable to employees of participating affiliates. AIG’s projected benefit obligations for its U.S. pension plans exceeded the plan assets at December 31, 2008 by $1.0 billion.

We are jointly and severally responsible with AIG and its other subsidiaries for funding obligations under the AIG Retirement Plan, a qualified U.S. defined benefit pension plan. Pursuant to and as required by Section 4062 (a) of the Employee Retirement Income Security Act of 1974, as amended, we are jointly and severally liable to the Pension Benefit Guaranty Corporation (PBGC) for the AIG Retirement Plan liabilities and to any trustee appointed if this pension plan were to be terminated by the PBGC in a distress termination. We are liable to pay any plan deficiencies and could have a lien placed on our assets by the PBGC to collateralize this liability. Our financial condition and ability to repay unsecured debt could be materially adversely affected if we were required to pay some or all of these obligations.

The Company’s employees in Puerto Rico and the U.S. Virgin Islands participate in a defined benefit pension plan sponsored by CommoLoCo, Inc. The disclosures related to this plan are immaterial to the financial statements of the Company.

Stock-Based Compensation Plans

During 2008, our employees participated in the following AIG stock-based compensation plans:

•

AIG 1999 Stock Option Plan

•

AIG 1996 Employee Stock Purchase Plan

•

AIG 2002 Stock Incentive Plan

•

AIG 2007 Stock Incentive Plan

•

Starr International Company, Inc.’s Deferred Compensation Profit Participation Plans

•

AIG’s 2005-2006 Deferred Compensation Profit Participation Plan

•

AIG Partners Plan

Under the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, we recognized compensation costs of $11.6 million in 2008 and $11.3 million in 2007 for our participation in AIG’s stock-based compensation plans.

Notes to Consolidated Financial Statements, Continued

Note 25.  Segment Information

See Note 1 for a description of our business segments.

We evaluate the performance of the segments based on pretax operating earnings. The accounting policies of the segments are the same as those disclosed in Note 3, except we exclude realized gains and losses from segment investment revenues.

We intend intersegment sales and transfers to approximate the amounts segments would earn if dealing with independent third parties.

The following tables display information about the Company’s segments as well as reconciliations to the consolidated financial statement amounts.

At or for the year ended December 31, 2008	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$ 2,013,312	$ 638,877	$ -	$ 7,135	$ -	$ 2,659,324
Insurance	541	-	155,649	2,906	-	159,096
Other	(22,693)	8,378	97,402	(21,253)	(99,229)	(37,395)
Intercompany	74,941	2,124	(61,975)	(15,090)	-	-
Interest expense	670,261	453,776	-	130,057	-	1,254,094
Operating expenses	868,215	197,144	36,707	224,598	-	1,326,664
Provision for finance receivable losses	791,959	292,289	-	(3,280)	-	1,080,968
Pretax (loss) income	(264,334)	(293,830)	82,334	(375,634)	(99,229)	(950,693)
Assets	14,777,007	9,695,656	1,582,629	481,605	10,478	26,547,375

At or for the year ended December 31, 2007	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$ 1,908,283	$ 675,411	$ -	$ 14,409	$ -	$ 2,598,103
Insurance	579	-	160,153	7,216	-	167,948
Other	(12,213)	(123,427)	100,414	119,001	(7,646)	76,129
Intercompany	76,152	1,827	(63,737)	(14,242)	-	-
Interest expense	631,819	535,347	-	90,022	-	1,257,188
Operating expenses	670,063	211,338	28,098	66,250	-	975,749
Provision for finance receivable losses	319,512	82,484	-	(674)	-	401,322
Pretax income (loss)	351,407	(275,358)	101,524	(27,884)	(7,646)	142,043
Assets	14,085,109	11,201,192	1,613,176	3,206,364	514,306	30,620,147

Notes to Consolidated Financial Statements, Continued

At or for the year ended December 31, 2006	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$ 1,786,708	$ 705,529	$ -	$ 13,075	$ -	$ 2,505,312
Insurance	-	-	155,496	-	-	155,496
Other	(13,743)	262,350	96,594	(71,202)	(1,840)	272,159
Intercompany	74,105	1,981	(62,378)	(13,708)	-	-
Interest expense	566,682	577,775	-	30,753	-	1,175,210
Operating expenses	624,833	233,711	27,465	(22,180)	-	863,829
Provision for finance receivable losses	174,325	22,129	-	(1,018)	-	195,436
Pretax income (loss)	481,230	136,245	101,185	(78,199)	(1,840)	638,621
Assets	13,024,130	12,066,785	1,510,489	856,342	313,666	27,771,412

The “All Other” column includes:

•

corporate revenues and expenses such as management and administrative revenues and expenses and derivatives adjustments and foreign exchange gain or loss on foreign currency denominated debt that are not considered pertinent in determining segment performance;

•

revenues, expenses, and assets from our foreign subsidiary, Ocean, which we acquired in January 2007; and

•

corporate assets which include cash, derivatives, prepaid expenses, deferred charges, and fixed assets.

The “Adjustments” column includes:

•

realized gains (losses) on investment securities and securities lending; and

•

other assets that are not considered pertinent to determining performance.

Adjustments for assets in 2006 and 2007 also included goodwill that was not considered pertinent to determining performance.

Notes to Consolidated Financial Statements, Continued

Note 26.  Interim Financial Information (Unaudited)

Our quarterly statements of income for 2008 were as follows:

Quarter Ended 2008	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
(dollars in thousands)
Revenues Finance charges	$ 647,877	$ 670,148	$675,286	$666,013
Insurance	38,821	39,581	40,874	39,820
Investment	(16,978)	(13,098)	6,920	16,321
Loan brokerage fees	3,550	5,711	7,028	9,111
Net service fees from affiliates	14,597	10,979	25,923	18,952
Mortgage banking	(5,241)	420	(420)	6,044
Other	(36,680)	(7,577)	(19,998)	(62,959)
Total revenues	645,946	706,164	735,613	693,302
Expenses Interest expense	328,461	308,338	300,316	316,979
Operating expenses: Salaries and benefits	114,432	121,364	129,901	132,225
Other operating expenses	81,187	528,966	115,468	103,121
Provision for finance receivable losses	358,837	308,490	237,995	175,646
Insurance losses and loss adjustment expenses	15,151	22,268	16,115	16,458
Total expenses	898,068	1,289,426	799,795	744,429
Loss before provision (benefit) for income taxes	(252,122)	(583,262)	(64,182)	(51,127)
Provision (Benefit) for Income Taxes	523,938	(79,779)	(31,352)	(17,848)
Net Loss	$(776,060)	$ (503,483)	$ (32,830)	$ (33,279)

Notes to Consolidated Financial Statements, Continued

Our quarterly statements of income for 2007 were as follows:

Quarter Ended 2007	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
(dollars in thousands)
Revenues Finance charges	$659,898	$656,660	$643,841	$ 637,704
Insurance	41,909	42,774	41,818	41,447
Investment	20,269	23,617	21,100	22,568
Loan brokerage fees	13,675	18,820	20,205	22,985
Net service fees from affiliates	1,299	883	(49,099)	(127,484)
Mortgage banking	(11,096)	9,585	19,942	41,803
Other	(1,457)	(6,933)	11,422	24,025
Total revenues	724,497	745,406	709,229	663,048
Expenses Interest expense	321,139	315,990	309,622	310,437
Operating expenses: Salaries and benefits	130,920	136,527	142,052	152,192
Other operating expenses	91,150	106,421	99,421	117,066
Provision for finance receivable losses	160,805	99,437	84,598	56,482
Insurance losses and loss adjustment expenses	17,087	16,070	16,204	16,517
Total expenses	721,101	674,445	651,897	652,694
Income before (benefit) provision for income taxes	3,396	70,961	57,332	10,354
(Benefit) Provision for Income Taxes	(7,971)	22,277	20,364	(4,928)
Net Income	$ 11,367	$ 48,684	$ 36,968	$ 15,282

Notes to Consolidated Financial Statements, Continued

Note 27.  Fair Value Measurements

The fair value of a financial instrument is the amount that would be received if an asset were to be sold or the amount that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or little information is released publicly for the asset or liability being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is listed on an exchange or traded over-the-counter or is new to the market and not yet established, the characteristics specific to the transaction, and general market conditions.

Management is responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting methodologies and assumptions. Third party valuation service providers are employed to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When the valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted internal valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information as of the measurement date as well as the specific attributes of the security being valued, including its term interest rate, credit rating, industry sector, and other issue or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased. We assess the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, we may validate the reasonableness of fair values by comparing information obtained from the valuation service providers to other third party valuation sources for selected securities. We also validate prices for selected securities obtained from brokers through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

Notes to Consolidated Financial Statements, Continued

FAIR VALUE HIERARCHY

Beginning January 1, 2008, we measure and classify assets and liabilities recorded at fair value in the consolidated balance sheet in a hierarchy for disclosure purposes consisting of three “Levels” based on the observability of inputs available in the market place used to measure the fair values. In general, we determine the fair value measurements classified as Level 1 based on inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We generally obtain market price data from exchange or dealer markets. We do not adjust the quoted price for such instruments. Assets measured using Level 1 inputs include certain investment securities (including certain actively traded listed common stock). We determine the fair value measurements classified as Level 2 based on inputs utilizing other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured on a recurring basis using Level 2 inputs include certain investment securities (including certain government and agency securities, most investment-grade and high-yield corporate bonds, certain asset-backed securities, and state and municipal obligations), certain cash equivalents, short-term investments, and derivative assets and liabilities. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Assets measured using Level 3 inputs include certain investment securities (including certain asset-backed securities and private equity investments), finance receivables held for sale, real estate owned, other intangible assets, and goodwill. In certain cases, the inputs we use to measure the fair value of an asset may fall into different levels of the fair value hierarchy. In such cases, we determine the level in the fair value hierarchy within which the fair value measurement in its entirety falls based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Fair Value Measurements – Recurring Basis

On a recurring basis we measure the fair value of investment securities, cash and cash equivalents, short-term investments, and derivative assets and liabilities. The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value. Fair value measurements on a recurring basis were as follows:

December 31, 2008	Fair Value Measurements Using			Counterparty	Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	Netting	At Fair Value
Assets Investment securities	$1,510	$620,400	$72,608	$ -	$694,518
Cash and cash equivalents in AIG pools	-	85,041	-	-	85,041
Short-term investments	-	169	-	-	169
Derivatives	-	213,392	1,341	(199,902)	14,831
Total	$1,510	$919,002	$73,949	$(199,902)	$794,559
Liabilities
Derivatives	$ -	$206,740	$ -	$(199,902)	$ 6,838

Notes to Consolidated Financial Statements, Continued

Year Ended December 31, 2008	Fair Value Measurements Using Level 3
	Assets				Liabilities
(dollars in thousands)	Investment securities	Securities lending collateral	Derivatives	Total	Derivatives
Balance at beginning of year	$ 67,823	$ 27,212	$ 839	$ 95,874	$ 563
Net gains (losses) included in: Other revenues	(6,158)	-	462	(5,696)	2,712
Other comprehensive income	(11,420)	-	-	(11,420)	-
Purchases, sales, issuances, and settlements	(16,101)	(27,212)	40	(43,273)	(3,275)
Transfers in (out) of Level 3	38,464	-	-	38,464	-
Balance at end of year	$ 72,608	$ -	$1,341	$ 73,949	$ -
Unrealized gains (losses) recognized in earnings on instruments held at December 31, 2008	$ -	$ -	$ -	$ -	$ -

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

Fair Value Measurements – Nonrecurring Basis

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include real estate owned, finance receivables held for sale, goodwill, and other intangible assets.

At December 31, 2008, we had assets measured at fair value on a non-recurring basis on which we recorded impairment charges during 2008 as follows:

Year Ended December 31, 2008	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Gains (Losses)
Real estate owned	$ -	$ -	$ 159,201	$ 159,201	$ (32,778)
Finance receivables held for sale	-	-	960,427	960,427	(42,743)
Goodwill	-	-	-	-	(340,594)
Other intangible assets	-	-	-	-	(103,096)
Total	$ -	$ -	$1,119,628	$1,119,628	$(519,211)

In accordance with the provisions of SFAS 144, we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value of $159.2 million, resulting in a loss of $32.8 million for 2008, which was included in other revenues. The fair value disclosed in the table above is unadjusted for transaction costs as required by SFAS 157. The amounts recorded on the balance sheet are net of transaction costs as required by SFAS 144.

Notes to Consolidated Financial Statements, Continued

In accordance with the provisions of SFAS No. 65 “Accounting for Certain Mortgage Banking Activities”, we wrote down certain finance receivables held for sale of our centralized real estate business segment to their fair value of $960.4 million, resulting in a provision for valuation allowance of $15.3 million for 2008 (included in mortgage banking revenues) and an additional provision for valuation allowance of $27.5 million (included in other revenues) relating to the transfer of $972.5 million of real estate loans from finance receivables to finance receivables held for sale in December 2008.

In accordance with the provisions of SFAS 142, we wrote down goodwill to zero fair value, reflecting our reduced discounted cash flow expectations. These impairment charges of $340.6 million were included in operating expenses. Prior to these writedowns, goodwill was reported under the following business segments:

(dollars in thousands)
Segments: Branch	$149,781
Centralized Real Estate	77,134
Insurance	12,104
All other (Ocean)	101,575
Total	$340,594

In accordance with the provisions of SFAS 144, we wrote down other intangible assets to zero fair value, reflecting our reduced discounted cash flow expectations. These impairment charges of $103.1 million were included in operating expenses. Prior to these writedowns, the other intangible assets were reported under the following business segments:

(dollars in thousands)
Segments: Branch	$ 1,103
Centralized Real Estate	11,732
All other (Ocean)	90,261
Total	$103,096

Notes to Consolidated Financial Statements, Continued

Fair Value Measurements – Disclosures Required by SFAS 107

In accordance with SFAS 107, “Disclosures about Fair Value of Financial Instruments”, we present the carrying values and estimated fair values of certain of our financial instruments below. Readers should exercise care in drawing conclusions based on fair value, since the fair values presented below can be misinterpreted since they were estimated at a particular point in time and do not include the value associated with all of our assets and liabilities.

December 31,	2008		2007
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets Net finance receivables, less allowance for finance receivable losses	$23,464,949	$21,232,046	$24,910,838	$23,213,614
Cash and cash equivalents (excluding cash and cash equivalents in AIG pools)	831,277	831,277	2,088,989	2,088,989
Liabilities Long-term debt	20,980,980	10,374,214	22,586,994	21,940,327
Short-term debt	3,135,772	2,688,965	3,943,460	3,943,460
Off-Balance Sheet Financial Instruments Unused customer credit limits	-	-	-	-

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

Notes to Consolidated Financial Statements, Continued

Finance Receivables Held for Sale

Originated as held for sale. We determined the fair value of finance receivables held for sale that were originated as held for sale by reference to available market indicators such as current investor yield requirements, outstanding forward sale commitments, or negotiations with prospective purchasers, if any.

Originated as held for investment. We determined the fair value of finance receivables held for sale that were originated as held for investment based on negotiations with prospective purchasers (if any) or by using projected cash flows discounted at the weighted-average interest rates offered for similar finance receivables. We based cash flows on contractual payment terms adjusted for estimates of prepayments and credit related losses.

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

Notes to Consolidated Financial Statements, Continued

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

Other Intangible Assets

Historically, we tested our other intangible assets for impairment during the first quarter of each year. We tested for impairment between these annual reviews if long-term adverse changes developed in the underlying business. Accordingly, we performed an assessment of our other intangible assets to test for recoverability in accordance with SFAS 144. The assessment of recoverability was based on our estimates. We compared projected undiscounted future cash flows to the carrying value of the asset group. When the test for recoverability identified that the carrying value of the asset group was not recoverable and the asset group’s fair value was measured in accordance with the fair value measurement framework, we recognized an impairment charge in operating expenses for the amount by which the carrying value of the asset group exceeded its estimated fair value. We calculated the amount of the impairment using the income approach. The income approach uses discounted cash flow projections. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20%.

Goodwill

Historically, we tested goodwill for impairment during the first quarter of each year. We tested for impairment between these annual reviews if long-term adverse changes developed in the underlying business. Goodwill impairment testing was performed at the “reporting unit” level. We assigned goodwill to our reporting units at the date the goodwill was initially recorded. We recorded our goodwill in our branch, centralized real estate, and insurance business segments and all other reporting units (Ocean). Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

We initially assessed the potential for impairment by estimating the fair value of each of our reporting units and comparing the estimated fair values with the carrying amounts of those reporting units, including goodwill. The estimate of a reporting unit’s fair value was calculated using the discounted expected future cash flows approach. If the carrying value of a reporting unit exceeded its estimated fair value, goodwill associated with that reporting unit was potentially impaired. The amount of impairment was measured as the excess of the carrying value of goodwill over the estimated fair value of the goodwill. The estimated fair value of the goodwill was measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit’s assets and liabilities in a

Notes to Consolidated Financial Statements, Continued

hypothetical market. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20%.

Long-term Debt

We estimated the fair values of long-term debt using projected cash flows discounted at each year’s December 31 borrowing rates and adjusted for foreign currency translations.

Short-term Debt

We estimated the fair values of bank short-term debt using projected cash flows discounted at each year’s December 31 borrowing rates. The fair values of the remaining short-term debt approximated the carrying values.

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

Note 29.  Subsequent Events

Sales of Finance Receivables

Due to the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, we are pursuing sales of certain finance receivables as an alternative funding source. In December 2008, we transferred $972.5 million of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

Notes to Consolidated Financial Statements, Continued

On January 23, 2009, subsidiaries of the Company reached an agreement to sell on a mandatory delivery and servicing-released basis a portion of these real estate loans. On February 12, 2009, the Company sold $908.4 million of these finance receivables held for sale at a price of 97% of unpaid principal balance, which represented the book value at December 31, 2008, less fees and expenses. No additional gain or loss was recognized.

On February 12, 2009, subsidiaries of the Company reached an agreement to sell on a mandatory delivery and servicing-released basis the remaining portion of these real estate loans. On February 18, 2009, the Company sold the remaining $32.2 million of these finance receivables held for sale at a price of 97% of unpaid principal balance, which represented the book value at December 31, 2008, less fees and expenses. No additional gain or loss was recognized.

AIG Capital Contribution

For the benefit of the lenders in our fully drawn $2.45 billion 364-day committed credit facility, AGFC has a capital support agreement with AIG, whereby AIG agrees to cause AGFC to maintain: (a) stockholder’s equity (minus the amount of accumulated other comprehensive income or loss) of at least $2.2 billion; and (b) an adjusted tangible leverage at or below 8.0x (further adjusting for excess cash for a calculated “support leverage”). Capital infusions into the Company require AIG to obtain the consent of the NY Fed under the Fed Credit Agreement.

The AIG capital support agreement requires that if a measure of AGFC’s support leverage exceeds 8.0x at any quarter end, or fiscal year end, then prior to filing those financial statements with the SEC, AIG will cause a capital contribution or other action to occur such that if the contribution or action had been taken at the reporting period quarter end, or fiscal year end, AGFC’s support leverage would have been no more than 8.0x. At December 31, 2008, AGFC’s support leverage was 8.99x. During March 2009, after receiving the consent of the NY Fed, and prior to the filing of this report, AIG caused AGFC to receive a $600.0 million capital contribution that would have reduced AGFC’s support leverage at December 31, 2008 to 7.05x.

Affiliate Borrowing and Lending

During March 2009, AGFC repaid the $419.5 million (plus interest) owed under the demand note agreement with AIG Funding and, on March 24, 2009, loaned $800.0 million to AIG under a demand note (the “AIG Loan”). As noted above, AIG is the indirect parent of AGFC. The cash used to fund the repayment of the demand note and the AIG Loan came from asset sale proceeds, operations, and the AIG capital contribution received in March 2009. The AIG Loan is subject to a subordination agreement in favor of the NY Fed. The repayment and AIG Loan were made to facilitate AIG’s management of its excess cash limits under the Fed Credit Facility.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of December 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

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

The Company’s management is responsible for establishing and maintaining an effective system of internal control over financial reporting. We established this system to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s direction and that financial records are reliable to prepare financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. The Company’s employees are subject to AIG’s Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. Also, AIG’s Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics covers such directors and officers of AIG and its subsidiaries, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We do not allow loans to executive officers. The aforementioned system includes a documented organizational structure and policies and procedures that we communicate throughout the Company. AIG’s internal audit department continually monitors the operation of our internal controls and reports their findings to the Company’s management and AIG’s management. We take prompt action to correct control deficiencies and improve the system.

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

Item 9A(T).  Continued

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our internal control over financial reporting as of the end of each year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the internal control over financial reporting as of December 31, 2008, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the internal control over financial reporting was effective and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 14.  Principal Accountant Fees and Services.

One of AIG’s Audit Committee’s duties is to oversee our independent accountants, PricewaterhouseCoopers LLP. AGFI does not have its own Audit Committee. AIG’s Audit Committee has adopted pre-approval policies and procedures regarding audit and non-audit services provided by PricewaterhouseCoopers LLP for AIG and its consolidated subsidiaries, including AGFI, and pre-approved 100% of AGFI’s audit-related fees in 2008 and 2007.

Independent accountant fees charged to AGFI and the related services were as follows:

Years Ended December 31,
(dollars in thousands)	2008	2007
Audit fees	$1,905	$2,490
Audit-related fees	150	210
Total	$2,055	$2,700

Audit fees in 2008 and 2007 were primarily for the audit of AGFI’s and AGFC’s Annual Reports on Form 10-K, quarterly review procedures in relation to AGFI’s and AGFC’s Quarterly Reports on Form 10-Q, statutory audits of insurance subsidiaries of AGFC, and audits of other subsidiaries of AGFC. AGFC is a separate SEC registrant and its fees are part of the total AGFI fee, representing 99% of the total audit fees for AGFI. Audit-related fees were primarily for issuances of comfort letters. There were no tax fees or other fees in 2008 or 2007.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)

(1) and (2)  The following consolidated financial statements of American General Finance, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets, December 31, 2008 and 2007

Consolidated Statements of Income, years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Shareholder’s Equity, years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows, years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Comprehensive Income, years ended December 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements

Schedule I--Condensed Financial Information of Registrant is included in Item 15(c).

All other financial statement schedules have been omitted because they are inapplicable.

(3)

Exhibits:

Exhibits are listed in the Exhibit Index beginning on page 152 herein.

(b)

Exhibits

The exhibits required to be included in this portion of Item 15 are submitted as a separate section of this report.

Item 15(c).

Schedule I – Condensed Financial Information of Registrant

American General Finance, Inc.

Condensed Balance Sheets

December 31,
(dollars in thousands)	2008	2007
Assets Cash and cash equivalents	$ 60,927	$ 5,799
Investment in subsidiaries	2,109,466	3,245,822
Notes receivable from subsidiaries	341,500	324,041
Other assets	66,260	85,713
Total assets	$2,578,153	$3,661,375
Liabilities and Shareholder’s Equity Long-term debt, 2.44% - 4.94%, due 2009 - 2010	$ 165,000	$ 165,000
Short-term debt	751,664	674,635
Other liabilities	22,158	9,883
Total liabilities	938,822	849,518
Shareholder’s equity: Common stock	1,000	1,000
Additional paid-in capital	1,366,788	1,146,366
Other equity	(129,145)	(81,846)
Retained earnings	400,688	1,746,337
Total shareholder’s equity	1,639,331	2,811,857
Total liabilities and shareholder’s equity	$2,578,153	$3,661,375

See Notes to Condensed Financial Statements.

Schedule I, Continued

American General Finance, Inc.

Condensed Statements of Income

Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Revenues Dividends received from subsidiaries	$ 570	$166,600	$331,189
Interest and other	24,367	24,481	22,353
Total revenues	24,937	191,081	353,542
Expenses Interest expense	43,358	55,382	57,855
Operating expenses	55	26	17
Total expenses	43,413	55,408	57,872
(Loss) income before provision (benefit) for income taxes and equity in (overdistributed) undistributed net income of subsidiaries	(18,476)	135,673	295,670
Provision (Benefit) for Income Taxes	10,308	(10,233)	(12,497)
(Loss) income before equity in (overdistributed) undistributed net income of subsidiaries	(28,784)	145,906	308,167
Equity in (Overdistributed) Undistributed Net Income of Subsidiaries	(1,316,868)	(33,605)	106,695
Net (Loss) Income	$(1,345,652)	$112,301	$414,862

See Notes to Condensed Financial Statements.

Schedule I, Continued

American General Finance, Inc.

Condensed Statements of Cash Flows

Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Cash Flows from Operating Activities Net (Loss) Income	$(1,345,652)	$ 112,301	$ 414,862
Reconciling adjustments: Equity in overdistributed (undistributed) net income of subsidiaries	1,316,868	33,605	(106,695)
Change in other assets and other liabilities	31,620	5,785	(31,737)
Other, net	(9,278)	37,097	(7,294)
Net cash (used for) provided by operating activities	(6,442)	188,788	269,136
Cash Flows from Investing Activities Capital contributions to subsidiaries	(218,000)	(115,000)	-
Change in notes receivable from subsidiaries	(17,459)	(18,435)	(9,160)
Net cash used for investing activities	(235,459)	(133,435)	(9,160)
Cash Flows from Financing Activities Change in short-term debt	77,029	37,148	36,951
Capital contributions from parent	220,000	126,000	-
Dividends paid	-	(213,005)	(296,677)
Net cash provided by (used for) financing activities	297,029	(49,857)	(259,726)
Increase in cash and cash equivalents	55,128	5,496	250
Cash and cash equivalents at beginning of year	5,799	303	53
Cash and cash equivalents at end of year	$ 60,927	$ 5,799	$ 303

See Notes to Condensed Financial Statements.

Schedule I, Continued

American General Finance, Inc.

Notes to Condensed Financial Statements

December 31, 2008

Note 1.  Accounting Policies

AGFI records its investments in subsidiaries at cost plus the equity in (overdistributed) undistributed net income of subsidiaries since the date of incorporation or, if purchased, the date of the acquisition. You should read the condensed financial statements of the registrant in conjunction with AGFI’s consolidated financial statements.

Note 2.  Long-term Debt

Long-term debt maturities for the five years after December 31, 2008 were as follows: 2009, $100.0 million and 2010, $65.0 million.

Note 3.  Short-term Debt

Components of short-term debt were as follows:

December 31,
(dollars in thousands)	2008	2007
Notes payable to banks	$400,000	$ 60,000
Notes payable to subsidiaries	331,565	314,104
Commercial paper	20,099	300,531
Total	$751,664	$674,635

Note 4.  Subsidiary Lease Guarantee

AGFI guaranteed the lease payments for the headquarters office of Wilmington Finance, Inc. (WFI). The lease was to expire in 2015. Effective June 17, 2008, WFI ceased its wholesale originations (originations through mortgage brokers) but continued its retail originations (originations directly with consumers) at a substantially reduced level. As a result, the majority of WFI’s headquarters office was vacated in 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

AMERICAN GENERAL FINANCE, INC.
By:	/s/	Donald R. Breivogel, Jr.
Donald R. Breivogel, Jr.
(Senior Vice President, Chief Financial Officer, and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2009.

/s/	Frederick W. Geissinger	/s/	Raymond S. Brown
	Frederick W. Geissinger		Raymond S. Brown
(Chairman, President, Chief Executive		(Director)
Officer, and Director - Principal Executive
Officer)
		/s/	Vincent Ciuffetelli
Vincent Ciuffetelli
/s/	Donald R. Breivogel, Jr.	(Director)
Donald R. Breivogel, Jr.
(Senior Vice President, Chief Financial Officer,
and Director – Principal Financial Officer)		/s/	Robert A. Cole
Robert A. Cole
(Director)
/s/	Leonard J. Winiger
Leonard J. Winiger
(Vice President, Controller, and Assistant		/s/	William N. Dooley
Secretary – Principal Accounting Officer)			William N. Dooley
(Director)

/s/	Stephen L. Blake
	Stephen L. Blake	/s/	George D. Roach
(Director)			George D. Roach
(Director)

/s/	Bradford D. Borchers
Bradford D. Borchers
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

(4)

a.

The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of the Company’s long-term debt and of our consolidated subsidiaries. In the aggregate, the outstanding issuances of debt at December 31, 2008 under the following Indenture exceeds 10% of the Company’s total assets on a consolidated basis:

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

(10.1)

Demand Promissory Note and Demand Note Agreement between American General Finance Corporation and American International Group, Inc. dated March 24, 2009. Incorporated by reference to Exhibit (99.1) filed as part of the Company’s Current Report on Form 8-K dated March 24, 2009.

(10.2)

Affiliate Subordination Agreement between American General Finance Corporation and American International Group, Inc. dated March 24, 2009. Incorporated by reference to Exhibit (99.2) filed as part of the Company’s Current Report on Form 8-K dated March 24, 2009.

(12)

Computation of ratio of earnings to fixed charges

(31.1)

Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of American General Finance, Inc.

(31.2)

Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of American General Finance, Inc.

(32)

Section 1350 Certifications