Form 10-Q
period 2009-03-31
AMERICAN GENERAL FINANCE INC
filed 2009-05-11
CIK 25600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	March 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 2-82985 AMERICAN GENERAL FINANCE, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1313922
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐      No ☐

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

At May 11, 2009, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

Three Months Ended March 31,
(dollars in thousands)	2009	2008
Revenues Finance charges	$ 604,601	$666,013
Insurance	35,058	39,820
Investment	8,679	16,321
Loan brokerage fees	1,552	9,111
Net service fees from affiliates	884	18,952
Other	(53,163)	(56,915)
Total revenues	597,611	693,302
Expenses Interest expense	279,327	316,979
Operating expenses: Salaries and benefits	113,247	132,225
Other operating expenses	76,252	103,121
Provision for finance receivable losses	354,725	175,646
Insurance losses and loss adjustment expenses	16,789	16,458
Total expenses	840,340	744,429
Loss before provision (benefit) for income taxes	(242,729)	(51,127)
Provision (Benefit) for Income Taxes	5,331	(17,848)
Net Loss	$(248,060)	$ (33,279)

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(dollars in thousands)	2009	2008
Assets Net finance receivables: Real estate loans	$17,380,421	$18,352,859
Non-real estate loans	3,764,185	4,035,152
Retail sales finance	1,952,987	2,211,359
Net finance receivables	23,097,593	24,599,370
Allowance for finance receivable losses	(1,294,212)	(1,140,421)
Net finance receivables, less allowance for finance receivable losses	21,803,381	23,458,949
Finance receivables held for sale	542,364	960,432
Investment securities	678,039	694,518
Cash and cash equivalents	1,125,475	916,318
Notes receivable from affiliate	800,144	-
Other assets	533,411	517,158
Total assets	$25,482,814	$26,547,375
Liabilities and Shareholder’s Equity Long-term debt	$20,116,885	$20,980,980
Short-term debt: Note payable to affiliate	-	422,001
Other short-term debt	2,508,163	2,713,771
Insurance claims and policyholder liabilities	379,629	393,583
Other liabilities	383,373	390,284
Accrued taxes	7,974	7,425
Total liabilities	23,396,024	24,908,044
Shareholder’s equity: Common stock	1,000	1,000
Additional paid-in capital	1,966,913	1,366,791
Accumulated other comprehensive loss	(33,753)	(129,145)
Retained earnings	152,630	400,685
Total shareholder’s equity	2,086,790	1,639,331
Total liabilities and shareholder’s equity	$25,482,814	$26,547,375

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,
(dollars in thousands)	2009	2008
Cash Flows from Operating Activities Net Loss	$ (248,060)	$ (33,279)
Reconciling adjustments: Provision for finance receivable losses	354,725	175,646
Depreciation and amortization	29,290	39,462
Deferral of finance receivable origination costs	(8,509)	(15,731)
Deferred income tax benefit	(563)	(24,939)
Origination of finance receivables held for sale	(469)	(103,248)
Sales and principal collections of finance receivables originated as held for sale	1,913	259,533
Net loss (gain) on mark to market provision and sales of finance receivables originated as held for sale	199	(6,162)
(Benefit) provision for warranty reserve	(485)	3,242
Mark to market provision on finance receivables held for sale originated as held for investment	9,711	-
Net loss on sales of finance receivables held for sale originated as held for investment	9,499	-
Change in other assets and other liabilities	1,233	52,672
Change in insurance claims and policyholder liabilities	(13,954)	(3,855)
Change in taxes receivable and payable	(13,297)	21,112
Net realized losses on investment securities and securities lending	5,646	10,122
Change in accrued interest and finance charges	23,564	517
Other, net	7,667	326
Net cash provided by operating activities	158,110	375,418
Cash Flows from Investing Activities Finance receivables originated or purchased	(730,100)	(3,036,441)
Principal collections on finance receivables	1,456,340	1,840,313
Net cash paid in acquisition of Ocean Finance and Mortgages Limited	(29,535)	(34,912)
Sales of finance receivables held for sale originated as held for investment	935,559	-
Investment securities purchased	(31,911)	(41,235)
Investment securities called and sold	50,998	32,412
Investment securities matured	500	11,025
Change in notes receivable from affiliate	(800,144)	-
Change in premiums on finance receivables purchased and deferred charges	592	(61,988)
Change in real estate owned	(16,546)	(12,721)
Other, net	(6,766)	(8,607)
Net cash provided by (used for) investing activities	828,987	(1,312,154)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	-	131,420
Repayment of long-term debt	(772,676)	(778,194)
Change in short-term debt	(605,073)	(376,021)
Capital contribution from parent	600,000	110,000
Net cash used for financing activities	(777,749)	(912,795)
Effect of exchange rate changes	(191)	(69)
Increase (decrease) in cash and cash equivalents	209,157	(1,849,600)
Cash and cash equivalents at beginning of period	916,318	2,088,989
Cash and cash equivalents at end of period	$1,125,475	$ 239,389

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended March 31,
(dollars in thousands)	2009	2008
Net loss	$(248,060)	$(33,279)
Other comprehensive gain (loss): Net unrealized gains (losses) on: Investment securities and securities lending	898	(31,979)
Swap agreements	93,386	(72,418)
Foreign currency translation adjustments	(1,532)	(884)
Income tax effect: Net unrealized (gains) losses on: Investment securities and securities lending	(307)	11,193
Swap agreements	(32,685)	25,346
Valuation allowance on deferred tax assets for: Investment securities	(716)	-
Swap agreements	32,685	-
Other comprehensive gain (loss), net of tax, before reclassification adjustments	91,729	(68,742)
Reclassification adjustments included in net loss: Realized losses on: Investment securities and securities lending	5,646	8,940
Swap agreements	-	598
Income tax effect: Realized losses on: Investment securities and securities lending	(1,983)	(3,129)
Swap agreements	-	(209)
Reclassification adjustments included in net loss, net of tax	3,663	6,200
Other comprehensive gain (loss), net of tax	95,392	(62,542)
Comprehensive loss	$(152,668)	$(95,821)

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2009

Note 1.  Basis of Presentation

American General Finance, Inc. will be referred to as “AGFI” or collectively with its subsidiaries, whether directly or indirectly owned, as the “Company”, “we”, or “our”. AGFI is a direct wholly owned subsidiary of AIG Capital Corporation, a direct wholly owned subsidiary of American International Group, Inc. (AIG).

We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States (GAAP). These statements are unaudited. The statements include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. To conform to the 2009 presentation, we reclassified certain items in the prior period.

Going Concern Consideration

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we disclosed the conditions and events that led management to conclude that we would have adequate liquidity to finance and operate our business and repay our obligations for at least the next twelve months.

Recent Events

Historically, we funded our operations and repaid our obligations through new debt issuances and collections from our finance receivable portfolio. During 2008, significant disruptions in the capital markets and liquidity issues resulted in credit ratings downgrades on our debt as well as AIG’s debt. These events prevented access to our traditional funding sources and resulted in the Company borrowing funds from AIG, drawing the full amounts available under our primary credit facilities, significantly limiting our lending activities, and pursuing possible alternative funding sources, including on-balance sheet securitizations and portfolio sales. Since the events of September 2008 and through the filing of this report, our traditional borrowing sources, including our ability to issue debt in the capital markets, have remained unavailable, and management does not expect them to become available to us in the near future. Our liquidity concerns, dependency on AIG, results of our operations and the uncertainty regarding the availability of support from AIG have impacted our credit ratings. Currently, we are not able to obtain funding from our traditional capital markets funding sources.

The U.S. economy was officially declared in a recession during 2008 as the mortgage and credit markets experienced historic turmoil with general housing price declines and higher unemployment and consumer delinquencies. Credit availability contracted and was far more expensive or unavailable for many consumers and financial institutions.

In the second half of 2008, AIG experienced an unprecedented strain on liquidity. This strain led to a series of transactions with the Federal Reserve Bank of New York (NY Fed) and the United States Department of the Treasury, which is fully described in AIG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In October 2008, AIG announced a restructuring of its operations, which contemplated retaining its interest in its U.S. property and casualty and foreign general insurance businesses and a continuing ownership interest in certain of its foreign life insurance operations while exploring divestiture opportunities for its remaining businesses, including the Company. However, global market conditions deteriorated, posing risks to AIG’s ability to divest assets at acceptable values. As announced on March 2, 2009, AIG’s restructuring plan has evolved in response to these market conditions. Therefore, some businesses that have previously been prepared for sale will be divested, some will be held for later divestiture, and some businesses will be prepared for potential subsequent offerings to the public. Proceeds from sales of these assets are contractually required to be applied as mandatory prepayments pursuant to the terms of the Fed Credit Agreement.

On March 2, 2009, AIG, the NY Fed, and the United States Department of the Treasury announced various restructuring transactions and the U.S. government issued a statement describing their commitment to continue to work with AIG to maintain its ability to meet its obligations as they become due.

In connection with the preparation of AIG’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, AIG management assessed AIG’s ability to continue as a going concern. Based on the U.S. government’s continuing commitment to AIG, AIG’s agreements in principle and the other expected transactions with the NY Fed and the United States Department of the Treasury, and AIG management’s plans to stabilize its businesses and dispose of its non-core assets, and after consideration of the risks and uncertainties of such plans, AIG management believes that AIG will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months.

However, it is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates could prove to be materially incorrect. If this is the case, AIG may need additional U.S. government support to meet its obligations as they become due. If AIG is not able to meet its obligations as they become due, it will have a negative impact on our business and results of operations and on our ability to borrow funds from AIG, to make our debt payments, and to issue new debt.

Progress on Management’s Plan for Stabilization of the Company

and Repayment of Our Obligations as They Come Due

In addition to finance receivable collections, management is exploring additional initiatives to meet our financial and operating obligations. These initiatives include potential on-balance sheet securitizations, portfolio sales, participations, and additional expense reductions. In addition, we may be able to improve our liquidity position by further reducing our originations of finance receivables. In February 2009, we sold $940.6 million of finance receivables held for sale. If the above sources of liquidity are not sufficient to meet our contractual obligations as they become due over the next twelve months, we will seek additional funding from AIG, which funding would be subject to AIG receiving the consent of the NY Fed. AIG intends to provide such support through May 15, 2010. However, we may implement further measures to preserve our liquidity and capital, including additional branch closures and reductions in production. The exact nature and magnitude of any additional measures will be driven by prevailing market conditions, our available resources and needs, and the results of our operations.

Management’s Assessment and Conclusion

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•

the ability of AIG to provide funding to the Company;

•

our ability to comply with our debt covenants;

•

the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments) and receipt of finance charges, which could be materially different than our estimates;

•

our ability to complete potential on-balance sheet securitizations and portfolio sales;

•

renewed access to debt or general credit markets;

•

potential adverse effects on our business that could result if there are further downgrades by rating agencies;

•

the potential adverse effect on the Company relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern;

•

constraints on our business resulting from the Fed Credit Agreement, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as potential on-balance sheet securitizations, portfolio sales, or participations, without AIG receiving prior consent from the NY Fed;

•

the potential for continued declines in bond and equity markets;

•

the potential effect on the Company if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans;

•

the potential loss of key personnel; and

•

the potential for additional unforeseen cash demands or accelerations of obligations.

After consideration of the above factors, primarily AIG’s intention to continue to support us, as expressed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, and our ability to reduce originations of finance receivables, based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months.

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

Note 2.  Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) changes the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair value of certain assets acquired, liabilities assumed, and noncontrolling (i.e., minority) interests; and recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income, among other changes. We adopted SFAS 141(R) for business combinations for which the acquisition date is on or after January 1, 2009. Our adoption of SFAS 141(R) did not have a material effect on our consolidated financial condition, results of operations, or cash flows at or for the three months ended March 31, 2009, but will affect the future accounting for business combinations, if any, as well as goodwill impairment assessments.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect our consolidated financial condition, results of operations, and cash flows. We adopted SFAS 161 on January 1, 2009. Because SFAS 161 only requires additional disclosures about derivatives, it had no effect on our consolidated financial condition, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with GAAP but does not change current practices. SFAS 162 will become effective on the 60th day following SEC approval of the Public Company Accounting Oversight Board amendments to remove GAAP hierarchy from the auditing standards. SFAS 162 will not have any effect on our consolidated financial condition, results of operations, or cash flows.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for our second quarter 2009 interim financial statements and will not affect our consolidated financial condition or results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2). FSP FAS 115-2 requires a company to recognize the credit component of an other-than-temporary impairment of a debt security in income and the non-credit component in accumulated other comprehensive income when the company does not intend to sell the security and it is more likely than not that the company will not be required to sell the security prior to recovery. FSP FAS 115-2 also changes the threshold for determining when an other-than-temporary impairment has occurred with respect to intent and ability and requires additional disclosures. We will adopt FSP FAS 115-2 on April 1, 2009 and must record a cumulative effect adjustment (which will include any directly-related effects on income taxes and certain other assets and liabilities for the non-credit component of previously-recognized other-than-temporary impairments) through an increase in retained earnings and an increase to accumulated other comprehensive loss as of April 1, 2009. We are analyzing the effect of FSP FAS 115-2 on our consolidated financial condition, results of operations, and cash flows.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides guidance for estimating fair value in accordance with SFAS No. 157 “Fair Value Measurements” (SFAS 157), when the volume and level of activity for an asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 also requires extensive disclosures. FSP FAS

157-4 is effective for the Company on April 1, 2009. We are analyzing the effect of FSP FAS 157-4 on our consolidated financial condition, results of operations, and cash flows.

Note 3.  Finance Receivables

Components of net finance receivables by type were as follows:

March 31, 2009	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$17,379,785	$4,068,214	$2,149,264	$23,597,263
Unearned finance charges and points and fees	(200,522)	(388,842)	(228,881)	(818,245)
Accrued finance charges	112,967	44,409	29,270	186,646
Deferred origination costs	21,681	36,552	-	58,233
Premiums, net of discounts	66,510	3,852	3,334	73,696
Total	$17,380,421	$3,764,185	$1,952,987	$23,097,593

December 31, 2008	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,342,932	$4,366,869	$2,426,181	$25,135,982
Unearned finance charges and points and fees	(206,900)	(433,219)	(253,275)	(893,394)
Accrued finance charges	122,993	54,606	34,775	212,374
Deferred origination costs	22,576	41,915	-	64,491
Premiums, net of discounts	71,258	4,981	3,678	79,917
Total	$18,352,859	$4,035,152	$2,211,359	$24,599,370

Unused credit limits extended to customers by the Company or by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate (whose private label finance receivables are fully participated to the Company), totaled $6.4 billion at March 31, 2009 and $6.6 billion at December 31, 2008. Approximately 96% of these unused credit limits are for possible retail sales financing, and our experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of the Company or AIG Bank.

Due to the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, we are pursuing sales of certain finance receivables as an alternative funding source. In March 2009, we transferred $543.8 million of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. As of March 31, 2009, it is more likely than not that we will hold the remainder of the finance receivable portfolio for the foreseeable future.

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

We include the carrying amount of these finance receivables in net finance receivables, less allowance for finance receivable losses. The contractual amount of these finance receivables by type and the related carrying amount were as follows:

	March 31,	December 31,
(dollars in thousands)	2009	2008
Contractual amount: Real estate loans	$ 9,394	$10,996
Non-real estate	2,315	2,879
Retail sales finance	574	682
Total	$12,283	$14,557
Carrying amount, net of allowance	$11,797	$13,530

We did not create a valuation allowance in the initial accounting for these acquired finance receivables. During second quarter 2008, we established an allowance for finance receivable losses for these finance receivables through the provision for finance receivable losses of $5.3 million due to decreases in expected cash flows for certain pools. We increased this allowance by $1.3 million during the second half of 2008 and $1.1 million during first quarter 2009.

Changes in accretable yield of these finance receivables were as follows:

Three Months Ended March 31,
(dollars in thousands)	2009	2008
Balance at beginning of period	$2,949	$ -
Additions	-	3,586
Accretion	(750)	(312)
Reclassifications from (to) nonaccretable difference	-	-
Disposals	-	-
Balance at end of period	$2,199	$3,274

The portion of these finance receivables that were acquired during 2008 (none were acquired during the three months ended March 31, 2009) for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

Three months ended March 31,
(dollars in thousands)	2008
Contractually required payments receivable at acquisition: Real estate loans	$21,545
Non-real estate	16,788
Retail sales finance	3,123
Total	$41,456
Cash flows expected to be collected at acquisition	$24,992
Basis in acquired finance receivables at acquisition	$21,406

Information regarding troubled debt restructuring (TDR) finance receivables (which are all real estate loans) was as follows:

March 31,
(dollars in thousands)	2009
TDR net finance receivables	$908,750
TDR net finance receivables that have a valuation allowance	$908,750
Allowance for TDR finance receivable losses	$ 94,673

TDR activity was not material during the first half of 2008. In addition, we have no commitments to lend additional funds on these TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

Three months ended March 31,
(dollars in thousands)	2009
TDR average net receivables	$836,664

TDR finance charges recognized	$ 12,072

On March 4, 2009, the Treasury Department issued uniform guidance for loan modifications to be utilized by the mortgage industry in connection with the Home Affordable Modification Program (HMP). The HMP is intended to help at-risk homeowners avoid foreclosure by reducing monthly mortgage payments. The modification guidelines require the servicer to use a uniform loan modification process to provide a borrower with sustainable monthly payments.

As part of AIG’s Securities Purchase Agreement dated April 17, 2009 with the United States Department of the Treasury, AIG agreed that its subsidiaries that are eligible will join the HMP within 90 days and will comply with the program guidelines.

During 2008 and the three months ended March 31, 2009, we have made a significant number of modifications to our real estate loans to assist borrowers in avoiding foreclosure. Our historical loan modification approach has been to determine whether and what type of modification is warranted on an individual loan basis. However, the HMP utilizes a prescriptive approach. At this time, we have not determined the impact of our potential implementation of this program on our consolidated financial condition or results of operations.

Note 4.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

Three Months Ended March 31,
(dollars in thousands)	2009	2008
Balance at beginning of period	$1,140,421	$ 601,900
Provision for finance receivable losses	354,725	175,646
Charge-offs	(207,324)	(109,932)
Recoveries	12,338	12,399
Transfer to finance receivables held for sale	(5,948)	-
Balance at end of period	$1,294,212	$ 680,013

In March 2009, we decreased allowance for finance receivable losses by $5.9 million as a result of the transfer of $543.8 million of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

Note 5.  Derivative Financial Instruments

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

While all of our interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At March 31, 2009, equity-indexed debt and related swaps were immaterial.

For certain types of hedge relationships meeting specific criteria, SFAS 133 allows a “shortcut” method, which provides for an assumption of zero ineffectiveness. Under this method, the periodic assessment of effectiveness is not required. The Company’s use of this method was limited to interest rate swaps that hedged certain borrowings, the last of which matured in mid-June 2008. For other AGFC cash flow and fair value hedges, we perform and document an initial prospective assessment of hedge effectiveness using regression analysis to demonstrate that the hedge is expected to be highly effective in future periods. Subsequently, on a regular basis, we perform a prospective hedge effectiveness assessment to demonstrate the continued expectation that the hedge will be highly effective in future periods and a retrospective hedge effectiveness assessment to demonstrate that the hedge was effective in the most recent period. For fair value hedges, ineffectiveness is the difference between the change in fair value included in the assessment of hedge effectiveness related to the gain or loss on the derivative and the hedged item. For cash flow hedges, ineffectiveness is the amount by which the cumulative change in the fair value of the hedging instrument exceeds the cumulative change in the fair value of the hypothetical derivative.

Fair value of derivative instruments presented on a gross basis (excludes the effect of master netting arrangements) by type and the effect of master netting arrangements were as follows:

March 31, 2009	Notional	Hedging	Non-Designated Hedging
(dollars in thousands)	Amount	Instruments	Instruments
Derivatives – Other Assets:
Cross currency and cross currency interest rate	$1,870,500	$ 163,404	$ -
Equity-indexed	6,886	-	896
Total excluding effect of master netting arrangements	1,877,386	163,404	896
Effect of master netting arrangements	N/A*	(163,404)	-
Total	N/A	$ -	$896
Derivatives – Other Liabilities: Interest rate	$1,000,000	$ 78,978	$ -
Cross currency and cross currency interest rate	622,300	100,420	-
Total excluding effect of master netting arrangements	1,622,300	179,398	-
Effect of master netting arrangements	N/A	(163,404)	-
Total	N/A	$ 15,994	$ -

* not applicable

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive loss (effective portion), reclassified from accumulated other comprehensive loss into other revenues (effective portion), and recognized in other revenues (ineffective portion) were as follows:

Three Months Ended March 31, 2009	Effective		Ineffective
(dollars in thousands)	AOCL*	From AOCL to Revenues	Revenues
Interest rate	$29,503	$ 11,657	$ (920)
Cross currency and cross currency interest rate	51,718	(23,822)	(24,608)
Total	$81,221	$(12,165)	$(25,528)

* accumulated other comprehensive loss

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings. We recognized a loss related to ineffectiveness of $25.5 million for the three months ended March 31, 2009 in other revenues, compared to a loss of $15.3 million for the three months ended March 31, 2008. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

At March 31, 2009, we expect $42.6 million of the deferred net gain on cash flow hedges in accumulated other comprehensive loss to be reclassified to earnings during the twelve months ending March 31, 2010. For the three months ended March 31, 2009, there were no instances in which we reclassified amounts from accumulated other comprehensive loss to earnings as a result of a discontinuance of a cash flow hedge due to it becoming probable that the original forecasted transaction would not occur at the end of the originally specified time period.

The amount of gain (loss) recognized in other revenues for fair value hedges and related hedged items and recognized in other revenues for non-designated hedging instruments were as follows:

Three Months Ended March 31, 2009	Fair Value Hedge		Non-Designated Hedging
(dollars in thousands)	Derivative	Hedged Item	Instruments

Cross currency and cross currency interest rate	$(13,641)	$14,926	$508
Equity-indexed	-	-	54
Total	$(13,641)	$14,926	$562

During the three months ended March 31, 2009, we recognized a net gain of $1.3 million in other revenues related to the ineffective portion of our fair value hedging instruments. During the three months ended March 31, 2008, we recognized a net gain of $0.1 million in other revenues related to the ineffective portion of our fair value hedging instruments. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

AGFC is exposed to credit risk if counterparties to swap agreements do not perform. AGFC regularly monitors counterparty credit ratings throughout the term of the agreements. AGFC’s exposure to market risk is limited to changes in the value of swap agreements offset by changes in the value of the hedged debt. Due to the implementation of SFAS 157, our valuations recognize the effect of credit risk and market risk using credit default swap valuation modeling. We recorded a $1.6 million credit valuation adjustment gain in other revenues on our fair value hedges and a $30.9 million credit valuation adjustment gain in other comprehensive income on our cash flow hedges for the three months ended March 31, 2009. We recorded an $8.9 million credit valuation adjustment loss on our fair value hedges and a $30.5 million credit valuation adjustment loss on our cash flow hedges for the three months ended March 31, 2008, of which $13.3 million represented the transition amount at January 1, 2008, from the adoption of SFAS 157. If we do not exit these derivatives prior to maturity and no counterparty defaults occur, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives were primarily with a non-subsidiary affiliate that receives credit support from AIG, its parent.

See Note 9 for information on how we determine fair value on our derivative financial instruments.

Note 6.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	March 31,	December 31,
(dollars in thousands)	2009	2008
Net unrealized (losses) gains on: Investment securities	$(27,790)	$ (31,328)
Swap agreements	15,069	(78,317)
Foreign currency translation adjustments	(17,974)	(16,442)
Retirement plan liabilities adjustment	(3,058)	(3,058)
Accumulated other comprehensive loss	$(33,753)	$(129,145)

Note 7.  Segment Information

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

Three Months Ended March 31, 2009	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$469,540	$133,137	$ -	$ 1,924	$ -	$ 604,601
Insurance	127	-	34,834	97	-	35,058
Other	(9,039)	(20,982)	15,097	(21,478)	(5,646)	(42,048)
Intercompany	17,130	781	(13,876)	(4,035)	-	-
Pretax (loss) income	(112,298)	(90,129)	13,303	(47,959)	(5,646)	(242,729)

Three Months Ended March 31, 2008	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$495,430	$167,553	$ -	$ 3,030	$ -	$666,013
Insurance	141	-	38,714	965	-	39,820
Other	(2,911)	16,917	26,645	(44,242)	(8,940)	(12,531)
Intercompany	18,762	523	(15,424)	(3,861)	-	-
Pretax income (loss)	51,950	(30,542)	26,902	(90,497)	(8,940)	(51,127)

The “All Other” column includes:

•

corporate revenues and expenses such as management and administrative revenues and expenses and derivatives adjustments and foreign exchange gain or loss on foreign currency denominated debt that are not considered pertinent in determining segment performance; and

•

revenues from our foreign subsidiary, Ocean Finance and Mortgages Limited (Ocean), which we acquired in January 2007.

The “Adjustments” column includes realized gains (losses) on investment securities and securities lending.

Note 8.  Supervisory Agreement

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

AIG Bank, WFI, and AGFI have also made a commitment to donate a total of $15 million over a three-year period to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling. As of March 31, 2009, we have donated $7.6 million to this cause.

In accordance with WFI’s surviving obligations under the mortgage services agreement with AIG Bank, we established a reserve of $128 million (pretax) as a reduction to net service fees from affiliates as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program. After completion of discussions with the OTS and the execution of the Supervisory Agreement, we recorded an additional reserve of $50 million, inclusive of the $15 million donation commitment, in second quarter 2007. As of March 31, 2009, we have made reimbursements of $53.9 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement. As of March 31, 2009, we have also reduced the reserve by $67.0 million ($66.6 million in 2008 and $0.4 million in 2007 as an addition to net service fees from affiliates) resulting from our current evaluations of our loss exposure. As the estimate is based on judgments and assumptions made by management, the actual cost of implementing the remediation program may differ from our estimate.

Note 9.  Fair Value Measurements

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

Fair Value Hierarchy

Beginning January 1, 2008, we measure and classify assets and liabilities recorded at fair value in the consolidated balance sheet in a hierarchy for disclosure purposes consisting of three “Levels” based on the observability of inputs available in the market place used to measure the fair values. In general, we determine the fair value measurements classified as Level 1 based on inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We generally obtain market price data from exchange or dealer markets. We do not adjust the quoted price for such instruments. Assets measured using Level 1 inputs include certain investment securities (including certain actively traded listed common stock). We determine the fair value measurements classified as Level 2 based on inputs utilizing other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured on a recurring basis using Level 2 inputs include certain investment securities (including certain government and agency securities, most investment-grade and high-yield corporate bonds, certain asset-backed securities, and state and municipal obligations), certain cash equivalents, short-term investments, and derivative assets and liabilities. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Assets measured using Level 3 inputs include certain investment securities (including certain asset-backed securities and private equity investments), finance receivables held for sale, and real estate owned. In certain cases, the inputs we use to measure the fair value of an asset may fall into different levels of the fair value hierarchy. In such cases, we determine the level in the fair value hierarchy within which the fair value measurement in its entirety falls based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Fair Value Measurements – Recurring Basis

On a recurring basis we measure the fair value of investment securities, cash and cash equivalents, short-term investments, and derivative assets and liabilities. The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value. Fair value measurements on a recurring basis were as follows:

March 31, 2009	Fair Value Measurements Using			Counterparty	Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	Netting	At Fair Value
Assets Investment securities	$1,673	$581,667	$92,961	$ -	$676,301
Cash and cash equivalents in AIG pools	-	9,826	-	-	9,826
Derivatives	-	163,976	324	(163,404)	896
Total	$1,673	$755,469	$93,285	$(163,404)	$687,023
Liabilities
Derivatives	$ -	$179,398	$ -	$(163,404)	$ 15,994

December 31, 2008	Fair Value Measurements Using			Counterparty	Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	Netting	At Fair Value
Assets Investment securities	$1,510	$620,400	$72,608	$ -	$694,518
Cash and cash equivalents in AIG pools	-	85,041	-	-	85,041
Short-term investments	-	169	-	-	169
Derivatives	-	213,392	1,341	(199,902)	14,831
Total	$1,510	$919,002	$73,949	$(199,902)	$794,559
Liabilities
Derivatives	$ -	$206,740	$ -	$(199,902)	$ 6,838

Three Months Ended	Fair Value Measurements Using Level 3
March 31, 2009	Assets
(dollars in thousands)	Investment securities	Derivatives	Total
Balance at beginning of period	$72,608	$ 1,341	$73,949
Net losses included in: Other revenues	(1,626)	(1,056)	(2,682)
Other comprehensive income	(6,101)	-	(6,101)
Purchases, sales, issuances, and settlements	(583)	39	(544)
Transfers in (out) of Level 3	28,663	-	28,663
Balance at end of period	$92,961	$ 324	$93,285
Unrealized gains (losses) recognized in earnings on instruments held at March 31, 2009	$ -	$ -	$ -

During the three months ended March 31, 2009, we transferred from Level 2 to Level 3 approximately $28.7 million of investment securities, primarily representing fixed maturity securities for which the significant inputs used to measure the fair value of the securities became unobservable primarily as a result of the significant disruption in the credit markets.

Three Months Ended	Fair Value Measurements Using Level 3
March 31, 2008	Assets				Liabilities
(dollars in thousands)	Investment securities	Securities lending collateral	Derivatives	Total	Derivatives
Balance at beginning of period	$67,823	$27,212	$ 839	$95,874	$ 563
Net gains (losses) included in: Other revenues	402	(4,870)	420	(4,048)	3,134
Other comprehensive income	(3,144)	691	-	(2,453)	-
Purchases, sales, issuances, and settlements	(692)	(616)	(186)	(1,494)	(3,457)
Transfers in (out) of Level 3	5,091	297	-	5,388	-
Balance at end of period	$69,480	$22,714	$1,073	$93,267	$ 240
Unrealized gains (losses) recognized in earnings on instruments held at March 31, 2008	$ -	$ -	$ -	$ -	$ -

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

Fair Value Measurements – Nonrecurring Basis

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include real estate owned and finance receivables held for sale.

At March 31, 2009, we had assets measured at fair value on a non-recurring basis on which we recorded impairment charges during the three months ended March 31, 2009 and 2008 as follows:

At or for the three months ended March 31,	2009 Fair Value Measurements Using				Gains (Losses)
(dollars in thousands)	Level 1	Level 2	Level 3	Total	2009	2008
Real estate owned	$ -	$ -	$176,200	$176,200	$(12,511)	$ (4,570)
Finance receivables held for sale	-	-	542,364	542,364	(9,929)	(9,049)
Other intangible assets	-	-	-	-	-	(457)
Total	$ -	$ -	$718,564	$718,564	$(22,440)	$(14,076)

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value of $176.2 million, resulting in a loss of $12.5 million, which was included in other revenues for the three months ended March 31, 2009. The fair value disclosed in the table above is unadjusted for transaction costs as required by SFAS 157. The amounts recorded on the balance sheet are net of transaction costs as required by SFAS 144.

In accordance with the provisions of SFAS No. 65 “Accounting for Certain Mortgage Banking Activities”, we wrote down certain finance receivables held for sale of our centralized real estate business segment to their fair value of $542.4 million, resulting in a provision for valuation allowance of $9.9 million, which was included in other revenues for the three months ended March 31, 2009.

At December 31, 2008, we had assets measured at fair value on a non-recurring basis as follows:

December 31, 2008	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Real estate owned	$ -	$ -	$ 159,201	$ 159,201
Finance receivables held for sale	-	-	960,427	960,427
Other intangible assets	-	-	-	-
Goodwill	-	-	-	-
Total	$ -	$ -	$1,119,628	$1,119,628

Fair Value Measurements – Valuation Methodologies and Assumptions

We used the following methods and assumptions to estimate fair value.

Real Estate Owned

We generally based our estimate of the fair value on third party appraisals at the time we take title of real estate owned. Subsequent reductions in fair value are based upon a price that would be received in a current transaction to sell the asset.

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

We estimated the fair value of fixed maturity investment securities not traded in active markets by referring to traded securities with similar attributes, using dealer quotations and a matrix pricing methodology, or discounted cash flow analyses. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity investment securities that are not traded in active markets or that are subject to transfer restrictions, we adjusted the valuations to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

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

Other Intangible Assets

Historically, we tested our other intangible assets for impairment during the first quarter of each year. We tested for impairment between these annual reviews if long-term adverse changes developed in the underlying business. Accordingly, we performed an assessment of our other intangible assets to test for recoverability in accordance with SFAS 144. The assessment of recoverability was based on our estimates. We compared projected undiscounted future cash flows to the carrying value of the asset group. When the test for recoverability identified that the carrying value of the asset group was not recoverable and the asset group’s fair value was measured in accordance with the fair value measurement framework, we recognized an impairment charge in operating expenses for the amount by which the carrying value of the asset group exceeded its estimated fair value. We calculated the amount of the impairment using the income approach. The income approach uses discounted cash flow projections. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20% when we wrote down other intangible assets to zero fair value in third quarter 2008.

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

We initially assessed the potential for impairment by estimating the fair value of each of our reporting units and comparing the estimated fair values with the carrying amounts of those reporting units, including goodwill. The estimate of a reporting unit’s fair value was calculated using the discounted expected future cash flows approach. If the carrying value of a reporting unit exceeded its estimated fair value, goodwill associated with that reporting unit was potentially impaired. The amount of impairment was measured as the excess of the carrying value of goodwill over the estimated fair value of the goodwill. The estimated fair value of the goodwill was measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit’s assets and liabilities in a hypothetical market. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20% when we wrote down our goodwill to zero fair value in third quarter 2008.

Note 10.  Legal Contingencies

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

Note 11.  Subsequent Event

Due to economic conditions, we have re-evaluated our three business segments and all other operations. Based upon this review, we will significantly limit our lending activities and refocus our branch network activities primarily on non-real estate loans with limited real estate loan and retail sales finance activity until there is a significant improvement in economic conditions or we have a financially stronger parent. We will reduce our active alliances with retail merchants to approximately 300 during second quarter 2009 from approximately 21,500 at December 31, 2008. We announced to our employees on May 5, 2009 that we will consolidate certain branch operations and close 150 branch offices throughout the United States during second quarter 2009. All customers of these closed branch offices will be serviced by our other local or regional branch offices. As a result of the branch office closings and limited lending activities, we also will resize our headquarters operations. As a result of our re-evaluation of our three business segments and all other operations, the total number of our employees will be reduced by approximately 500.

As a result of the decision described above, we expect to incur a pre-tax charge in the second quarter of 2009 of approximately $14.1 million, the primary components of which are $4.9 million in lease termination costs, $4.6 million in employee severance and outplacement services, $4.1 million in fixed asset disposals, and $0.5 million in other expenses. We do not anticipate any additional future cash expenditures as a result of the actions described above.

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

•

changes in the rate at which we can collect or potentially sell our finance receivable portfolio;

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

•

the effects of our potential participation in the HMP;

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

We also direct readers to other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in other documents we file with the SEC (see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008). We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

MARKET AND LIQUIDITY DEVELOPMENTS

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we disclosed the conditions and events that led management to conclude that we would have adequate liquidity to finance and operate our business and repay our obligations for at least the next twelve months.

Recent Events

Historically, we funded our operations and repaid our obligations through new debt issuances and collections from our finance receivable portfolio. During 2008, significant disruptions in the capital markets and liquidity issues resulted in credit ratings downgrades on our debt as well as AIG’s debt. These events prevented access to our traditional funding sources and resulted in the Company borrowing funds from AIG, drawing the full amounts available under our primary credit facilities, significantly limiting our lending activities, and pursuing possible alternative funding sources, including on-balance sheet securitizations and portfolio sales. Since the events of September 2008 and through the filing of this report, our traditional borrowing sources, including our ability to issue debt in the capital markets, have remained unavailable, and management does not expect them to become available to us in the near future. Our liquidity concerns, dependency on AIG, results of our operations and the uncertainty regarding the availability of support from AIG have impacted our credit ratings. Currently, we are not able to obtain funding from our traditional capital markets funding sources.

The U.S. economy was officially declared in a recession during 2008 as the mortgage and credit markets experienced historic turmoil with general housing price declines and higher unemployment and consumer delinquencies. Credit availability contracted and was far more expensive or unavailable for many consumers and financial institutions.

In the second half of 2008, AIG experienced an unprecedented strain on liquidity. This strain led to a series of transactions with the NY Fed and the United States Department of the Treasury, which is fully described in AIG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In October 2008, AIG announced a restructuring of its operations, which contemplated retaining its interest in its U.S. property and casualty and foreign general insurance businesses and a continuing ownership interest in certain of its foreign life insurance operations while exploring divestiture opportunities for its remaining businesses, including the Company. However, global market conditions deteriorated, posing risks to AIG’s ability to divest assets at acceptable values. As announced on March 2, 2009, AIG’s restructuring plan has evolved in response to these market conditions. Therefore, some businesses that have previously been prepared for sale will be divested, some will be held for later divestiture, and some businesses will be prepared for potential subsequent offerings to the public. Proceeds from sales of these assets are contractually required to be applied as mandatory prepayments pursuant to the terms of the Fed Credit Agreement.

On March 2, 2009, AIG, the NY Fed, and the United States Department of the Treasury announced various restructuring transactions and the U.S. government issued a statement describing their commitment to continue to work with AIG to maintain its ability to meet its obligations as they become due.

In connection with the preparation of AIG’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, AIG management assessed AIG’s ability to continue as a going concern. Based on the U.S. government’s continuing commitment to AIG, AIG’s agreements in principle and the other expected transactions with the NY Fed and the United States Department of the Treasury, and AIG management’s plans to stabilize its businesses and dispose of its non-core assets, and after consideration of the risks and uncertainties of such plans, AIG management believes that AIG will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months.

However, it is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates could prove to be materially incorrect. If this is the case, AIG may need additional U.S. government support to meet its obligations as they become due. If AIG is not able to meet its obligations as they become due, it will have a negative impact on our business and results of operations and on our ability to borrow funds from AIG, to make our debt payments, and to issue new debt.

Progress on Management’s Plan for Stabilization of the Company

and Repayment of Our Obligations as They Come Due

In addition to finance receivable collections, management is exploring additional initiatives to meet our financial and operating obligations. These initiatives include potential on-balance sheet securitizations, portfolio sales, participations, and additional expense reductions. In addition, we may be able to improve our liquidity position by further reducing our originations of finance receivables. In February 2009, we sold $940.6 million of finance receivables held for sale. If the above sources of liquidity are not sufficient to meet our contractual obligations as they become due over the next twelve months, we will seek additional funding from AIG, which funding would be subject to AIG receiving the consent of the NY Fed. AIG intends to provide such support through May 15, 2010. However, we may implement further measures to preserve our liquidity and capital, including additional branch closures and reductions in production. The exact nature and magnitude of any additional measures will be driven by prevailing market conditions, our available resources and needs, and the results of our operations.

Management’s Assessment and Conclusion

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•

the ability of AIG to provide funding to the Company;

•

our ability to comply with our debt covenants;

•

the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments) and receipt of finance charges, which could be materially different than our estimates;

•

our ability to complete potential on-balance sheet securitizations and portfolio sales;

•

renewed access to debt or general credit markets;

•

potential adverse effects on our business that could result if there are further downgrades by rating agencies;

•

the potential adverse effect on the Company relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern;

•

constraints on our business resulting from the Fed Credit Agreement, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as potential on-balance sheet securitizations, portfolio sales, or participations, without AIG receiving prior consent from the NY Fed;

•

the potential for continued declines in bond and equity markets;

•

the potential effect on the Company if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans;

•

the potential loss of key personnel; and

•

the potential for additional unforeseen cash demands or accelerations of obligations.

After consideration of the above factors, primarily AIG’s intention to continue to support us, as expressed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, and our ability to reduce originations of finance receivables, based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months.

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

March 31,	2009		2008
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$20,116.9	82%	$22,161.1	78%
Short-term debt	2,508.1	10	3,535.8	12
Total debt	22,625.0	92	25,696.9	90
Equity	2,086.8	8	2,826.0	10
Total capital	$24,711.8	100%	$28,522.9	100%
Net finance receivables	$23,097.6		$26,662.2

We have issued a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtained our fixed-rate funding by issuing public or private long-term debt with maturities primarily ranging from three to ten years. Until September 2008, AGFC and AGFI obtained most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate debt. We have issued commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At March 31, 2009, short-term debt included $43.5 million of commercial paper. AGFC has also issued extendible commercial notes with initial maturities of up to 90 days, which AGFC may extend to 390 days. At March 31, 2009, short-term debt included $14.7 million of extendible commercial notes, all of which had been extended by the Company and have final maturity dates in 2009.

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

Accordingly, beginning in first quarter 2007, our targeted leverage was changed to 9.0x of adjusted debt to adjusted tangible equity, where adjusted debt equals total debt less 75% of hybrid debt and where adjusted tangible equity equals total shareholder’s equity plus 75% of hybrid debt and less goodwill, other intangible assets, and accumulated other comprehensive (loss) income. Based on this definition, our adjusted tangible leverage at March 31, 2009 was 9.39x compared to 9.14x at March 31, 2008, and 11.75x at December 31, 2008. In calculating March 31, 2009 targeted leverage, management deducted from adjusted debt $1.0 billion for cash equivalents, resulting in an effective adjusted tangible leverage of 8.96x. In calculating December 31, 2008 targeted leverage, management deducted from adjusted debt $624.0 million for cash equivalents, resulting in an effective adjusted tangible leverage of 11.44x. Adjusted tangible leverage and effective adjusted tangible leverage each exceeded 9.0x at December 31, 2008 due to the determination that the Company would be required to establish a $622.6 million valuation reserve against its deferred tax assets.

The AIG capital support agreement (for the benefit of lenders under the Company’s drawn 364-day committed credit facility) requires that if AGFC’s support leverage exceeds 8.0x at any quarter end, or fiscal year end, then prior to filing those financial statements with the SEC, AIG will cause a capital contribution or other action to occur such that if the contribution or action had been taken at the reporting period quarter end, or fiscal year end, AGFC’s support leverage would have been no more than 8.0x. At December 31, 2008, AGFC’s support leverage was 8.99x. During March 2009, AIG caused AGFC to receive a $600.0 million capital contribution that would have reduced AGFC’s support leverage at December 31, 2008 to 7.05x, in addition to supporting AGFC leverage at March 31, 2009. Further capital infusions into the Company may require AIG to obtain the consent of the NY Fed under the Fed Credit Agreement.

Reconciliations of total debt to adjusted debt were as follows:

	March 31,	March 31,	December 31,
(dollars in millions)	2009	2008	2008
Total debt	$22,625.0	$25,696.9	$24,116.8
75% of hybrid debt	(262.0)	(261.9)	(262.0)
Adjusted debt	$22,363.0	$25,435.0	$23,854.8

Reconciliations of equity to adjusted tangible equity were as follows:

	March 31,	March 31,	December 31,
(dollars in millions)	2009	2008	2008
Equity	$2,086.8	$2,826.0	$1,639.3
75% of hybrid debt	262.0	261.9	262.0
Goodwill	-	(340.6)	-
Other intangible assets	-	(107.7)	-
Accumulated other comprehensive loss	33.7	144.4	129.1
Adjusted tangible equity	$2,382.5	$2,784.0	$2,030.4

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

Certain prepayable debt agreements of AGFI contain covenants which state that AGFI cannot have net losses for two consecutive years. In this event, AGFI will repay debt related to such covenants.

During the three months ended March 31, 2009, a mandatory trigger event occurred under AGFC’s hybrid debt. A mandatory trigger event requires AGFC to defer interest payments to the junior subordinated debt holders unless AGFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt, otherwise payable on the next interest payment date. During March 2009, AGFC received $10.5 million in capital contributions to satisfy the July 2009 interest payments required by AGFC’s hybrid debt.

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

As of March 31, 2009, our primary committed credit facilities were as follows:

(dollars in millions)
Facility	Committed Amount	Drawn	Expiration
364-day facility*	$2,450.0	$2,450.0	July 2009
Multi-year facility	2,125.0	2,125.0	July 2010
Total	$4,575.0	$4,575.0

*

AGFI was an eligible borrower under the 364-day facility for up to $400.0 million, which was fully drawn during September 2008 and remained outstanding at March 31, 2009. Subject to certain conditions, at expiration, we may convert any outstanding amount under our 364-day facility into a one-year term loan.

Each of the facilities requires that AGFC remain directly or indirectly majority-owned by AIG. If AIG were to divest the Company, we would be required to renegotiate or repay the facilities. Subject to certain conditions, at expiration, we may convert any outstanding amount under our 364-day facility into a one-year term loan. In addition, this facility includes (for the benefit of its lenders) the capital support agreement with AIG described above. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.15% at March 31, 2009. Outstanding borrowings under the committed credit facilities totaled $55.0 million at March 31, 2008. We will seek to replace or extend these credit facilities on or prior to their expiration. However, there can be no assurance that we will be able to obtain replacements or extensions.

AGFI and certain of its subsidiaries also had uncommitted credit facilities of $195.0 million at March 31, 2009 and 2008. Portions of these uncommitted facilities could be increased depending upon lender ability to participate its loans under these facilities. There were no amounts outstanding under the uncommitted credit facilities at March 31, 2009. Outstanding borrowings under the uncommitted credit facilities at March 31, 2008 totaled $60.0 million.

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

Due to the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008. In addition, we borrowed funds from AIG Funding, Inc. (AIG Funding) under a demand note agreement. Until there is a significant improvement in credit markets or we have a financially stronger parent, we anticipate that our primary sources of funds to support operations and repay obligations will be finance receivable collections from operations, while we significantly limit our lending activities and focus on expense reductions. Alternative funding sources currently under evaluation include potential on-balance sheet securitizations, portfolio sales, participations, and additional borrowings from AIG Funding. Accessing these funding sources is uncertain and may require AIG to obtain the consent of the NY Fed under the Fed Credit Agreement and the Pledge Agreement.

The principal factors that could decrease our liquidity are customer non-payment, a decline in customer prepayments, a prolonged inability to access our historical capital market sources, and AIG’s inability to provide funding. We intend to limit liquidity risk by operating the Company utilizing the following strategies:

•

limiting net originations and purchases of finance receivables and having more restrictive underwriting standards and pricing for such loans;

•

pursuing possible alternative funding sources, including on-balance sheet securitizations, portfolio sales, participations, and additional borrowings from AIG Funding;

•

monitoring finance receivables using our credit risk systems; and

•

maintaining a capital structure appropriate to our asset base.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

Principal sources and uses of cash were as follows:

Three Months Ended March 31,
(dollars in millions)	2009	2008
Principal sources of cash: Sales of finance receivables held for sale originated as held for investment	$ 935.6	$ -
Net collections/originations and purchases of finance receivables	726.2	-
Capital contribution	600.0	110.0
Operations	158.1	375.4
Total	$2,419.9	$ 485.4
Principal uses of cash: Net repayment/issuances of debt	$1,377.7	$1,022.8
Establishment of note receivable from affiliate	800.1	-
Net collections/originations and purchases of finance receivables	-	1,196.1
Total	$2,177.8	$2,232.4

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

CRITICAL ACCOUNTING ESTIMATES

Allowance for Finance Receivable Losses

We consider our most critical accounting estimate to be the establishment of an adequate allowance for finance receivable losses. Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly. The Credit Strategy and Policy Committee exercises its judgment, based on quantitative analyses, qualitative factors, and each committee member’s experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. If the committee’s review concludes that an adjustment is necessary, we charge or credit this adjustment to expense through the provision for finance receivable losses. On a quarterly basis, AIG’s Chief Credit

Officer and the Chief Financial Officer of AIG’s Financial Services Division review and approve the conclusions reached by the committee. We consider this estimate to be a critical accounting estimate that affects the net income of the Company in total and the pretax operating income of our branch and centralized real estate business segments. We document the adequacy of the allowance for finance receivable losses, the analysis of the trends in credit quality, and the current economic conditions considered by the Credit Strategy and Policy Committee to support its conclusions. See Analysis of Operating Results and Financial Condition - Provision for Finance Receivable Losses for further information on the allowance for finance receivable losses.

Valuation Allowance on Deferred Tax Assets

At March 31, 2009, net deferred tax assets after valuation allowance totaled $20.5 million. SFAS No. 109 “Accounting for Income Taxes” (SFAS 109) permits a deferred tax asset to be recorded if the asset meets a more likely than not standard (i.e. more than 50 percent likely) that the asset will be realized. Realization of our net deferred tax assets depends on our ability to generate sufficient future taxable income of the appropriate character within the carryforward periods in the jurisdictions in which the net operating and capital losses, tax credits, and deductible temporary differences were incurred. Because the realization of the deferred tax assets relies on a projection of future income, we view this as a critical accounting estimate.

When making our assessment about the realization of our deferred tax assets at March 31, 2009, we considered all available evidence, including:

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

Other Intangible Assets Impairment

Other intangible assets consisted of trade names, broker relationships, customer relationships, investor relationships, employment agreements, non-compete agreements, and lender panel (group of lenders for whom Ocean performs loan origination services). Historically, we tested our other intangible assets for impairment during the first quarter of each year. We tested for impairment between these annual reviews if long-term adverse changes developed in the underlying business. Accordingly, we performed an assessment of our other intangible assets to test for recoverability in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The assessment of recoverability was based on our estimates. We compared projected undiscounted future cash flows to the carrying value of the asset group. When the test for recoverability identified that the carrying value of the asset group was not recoverable and the asset group’s fair value was measured in accordance with the fair value measurement framework, we recognized an impairment charge in operating expenses for the amount by which the carrying value of the asset group exceeded its estimated fair value. We calculated the amount of the impairment using the income approach. The income approach uses discounted cash flow projections. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20%. In accordance with the provisions of SFAS 144, in third quarter 2008 we wrote down other intangible assets to zero fair value, reflecting our reduced discounted cash flow expectations.

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

We initially assessed the potential for impairment by estimating the fair value of each of our reporting units and comparing the estimated fair values with the carrying amounts of those reporting units, including goodwill. The estimate of a reporting unit’s fair value was calculated using the discounted expected future cash flows approach. If the carrying value of a reporting unit exceeded its estimated fair value, goodwill associated with that reporting unit was potentially impaired. The amount of impairment was measured as the excess of the carrying value of goodwill over the estimated fair value of the goodwill. The estimated fair value of the goodwill was measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit’s assets and liabilities in a hypothetical market. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20%. In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), in third quarter 2008 we wrote down our goodwill to zero fair value, reflecting our reduced discounted cash flow expectations. This impairment charge was recorded in operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by SEC rules.

SEGMENTS

See Note 7 of the Notes to Condensed Consolidated Financial Statements for a description of our business segments.

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

At or for the Three Months Ended March 31,
(dollars in millions)	2009	2008
Net finance receivables: Branch real estate loans	$ 9,059.6	$ 9,489.4
Centralized real estate	8,236.3	10,659.0
Branch non-real estate loans	3,760.1	4,160.8
Branch retail sales finance	1,952.9	2,198.4
Total segment net finance receivables	23,008.9	26,507.6
All other	88.7	154.6
Net finance receivables	$23,097.6	$26,662.2
Yield: Branch real estate loans	9.58%	10.75%
Centralized real estate	6.12	6.24
Branch non-real estate loans	20.25	20.73
Branch retail sales finance	11.21	11.76
Total segment yield	10.18	10.46
All other effect on yield	-	(0.01)
Total yield	10.18	10.45
Charge-off ratio: Branch real estate loans	2.70%	1.17%
Centralized real estate	1.36	0.32
Branch non-real estate loans	7.98	5.08
Branch retail sales finance	4.48	2.92
Total segment charge-off ratio	3.22	1.55
All other effect on charge-off ratio	(0.01)	(0.02)
Total charge-off ratio	3.21	1.53
Delinquency ratio: Branch real estate loans	5.56%	3.46%
Centralized real estate	5.76	2.56
Branch non-real estate loans	5.15	4.09
Branch retail sales finance	3.45	2.29
Total segment delinquency ratio	5.37	3.11
All other effect on delinquency ratio	(0.01)	-
Total delinquency ratio	5.36	3.11

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables for the business segments were as follows:

March 31,
(dollars in millions)	2009	2008
Net finance receivables: Branch real estate loans:
Prime	$1,559.1	$ 1,594.3
Non-prime	1,689.2	1,767.5
Sub-prime	5,798.9	6,012.9
Other/FICO unavailable	12.4	114.7
Total	$9,059.6	$ 9,489.4
Centralized real estate loans:
Prime	$6,148.9	$ 8,029.4
Non-prime	1,523.0	1,742.3
Sub-prime	559.3	655.5
Other/FICO unavailable	5.1	231.8
Total	$8,236.3	$10,659.0
Branch non-real estate loans:
Prime	$ 647.5	$ 680.8
Non-prime	847.0	1,016.7
Sub-prime	2,249.0	2,376.7
Other/FICO unavailable	16.6	86.6
Total	$3,760.1	$ 4,160.8
Branch retail sales finance:
Prime	$1,261.0	$ 1,226.9
Non-prime	280.8	326.9
Sub-prime	393.4	409.6
Other/FICO unavailable	17.7	235.0
Total	$1,952.9	$ 2,198.4

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for the business segments were as follows:

March 31,	2009	2008
Delinquency ratio: Branch real estate loans:
Prime	2.68%	1.19%
Non-prime	4.92	2.38
Sub-prime	6.52	4.39
Other/FICO unavailable	10.80	3.30
Total	5.56	3.46
Centralized real estate loans:
Prime	4.45%	1.79%
Non-prime	9.62	5.04
Sub-prime	9.60	5.45
Other/FICO unavailable	6.36	13.99
Total	5.76	2.56
Branch non-real estate loans:
Prime	2.97%	2.28%
Non-prime	4.58	3.29
Sub-prime	5.99	4.95
Other/FICO unavailable	3.03	3.75
Total	5.15	4.09
Branch retail sales finance:
Prime	1.69%	1.17%
Non-prime	6.04	4.05
Sub-prime	7.42	5.44
Other/FICO unavailable	4.04	0.11
Total	3.45	2.29

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Loss

Three Months Ended March 31,
(dollars in millions)	2009	2008
Net loss	$(248.1)	$(33.3)
Amount change	$(214.8)	$(48.6)
Percent change	(645)%	(318)%
Return on average assets	(3.85)%	(0.45)%
Return on average equity	(55.80)%	(4.75)%
Ratio of earnings to fixed charges	0.14x	0.84x

During 2008 and the three months ended March 31, 2009, the U.S. residential real estate markets and credit markets experienced significant disruption as housing prices continued to generally decline, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. These market developments contributed to our net loss for the three months ended March 31, 2009 and 2008.

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

Net loss for the three months ended March 31, 2009 and 2008 reflected higher provision for finance receivable losses as a result of our higher levels of delinquency and net charge-offs. See Analysis of Operating Results and Financial Condition - Provision for Finance Receivable Losses for further information. Net loss for the three months ended March 31, 2008 also reflected unfavorable variances related to derivatives. See Analysis of Operating Results and Financial Condition - Other Revenues for further information.

See Note 7 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

For a discussion of risk factors relating to our businesses, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

Three Months Ended March 31,
(dollars in millions)	2009	2008
Real estate loans	$ 351.3	$ 402.3
Non-real estate loans	195.3	202.1
Retail sales finance	58.0	61.6
Total	$ 604.6	$ 666.0
Amount change	$ (61.4)	$ 28.3
Percent change	(9)%	4%
Average net receivables	$24,047.0	$25,618.5
Yield	10.18%	10.45%

Finance charges (decreased) increased due to the following:

Three Months Ended March 31,
(dollars in millions)	2009	2008
Change in average net receivables	$(39.1)	$ 32.4
Decrease in yield	(16.4)	(10.5)
Change in number of days	(5.9)	6.4
Total	$(61.4)	$ 28.3

Average net receivables and changes in average net receivables by type were as follows:

Three Months Ended March 31,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$18,057.8	$(1,475.4)	$19,533.2	$ 570.5
Non-real estate loans	3,895.2	(33.0)	3,928.2	386.3
Retail sales finance	2,094.0	(63.1)	2,157.1	243.4
Total	$24,047.0	$(1,571.5)	$25,618.5	$1,200.2
Percent change		(6)%		5%

The decrease in average net finance receivables reflected the slower U.S. housing market, our tighter underwriting guidelines, and liquidity management efforts. In December 2008, we transferred $972.5 million of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future as part of our liquidity management efforts.

Effective February 29, 2008, we purchased a substantial portion of Equity One, Inc.’s consumer branch finance receivable portfolio consisting of $1.014 billion of real estate loans, $289.8 million of non-real estate loans, and $156.0 million of retail sales finance receivables.

Yield and changes in yield in basis points (bp) by type were as follows:

Three Months Ended March 31,	2009		2008
	Yield	Change	Yield	Change
Real estate loans	7.89%	(39) bp	8.28%	(27) bp
Non-real estate loans	20.23	(42)	20.65	(22)
Retail sales finance	11.21	(26)	11.47	(9)
Total	10.18	(27)	10.45	(12)

Yield decreased for the three months ended March 31, 2009 when compared to the same period in 2008 reflecting lower points and fees earned primarily due to the slowing liquidation of our finance receivable portfolio, the increase in later stage delinquencies which result in reversal of accrued finance charges, the increase of real estate loan modifications (which result in reduced finance charges), and the lower effective yield on purchased finance receivables.

Insurance Revenues

Insurance revenues were as follows:

Three Months Ended March 31,
(dollars in millions)	2009	2008
Earned premiums	$34.8	$38.7
Commissions	0.3	1.1
Total	$35.1	$39.8
Amount change	$ (4.7)	$ (1.6)
Percent change	(12)%	(4)%

Earned premiums decreased for the three months ended March 31, 2009 when compared to the same period in 2008 primarily due to a decrease in non-credit premium volume. Commissions decreased for the three months ended March 31, 2009 when compared to the same period in 2008 primarily due to a decline in commissions that Ocean receives from the sale of various insurance products.

Investment Revenue

Three Months Ended March 31,
(dollars in millions)	2009	2008
Investment revenue	$ 8.7	$16.3
Amount change	$(7.6)	$(6.3)
Percent change	(47)%	(28)%

Investment revenue was affected by the following:

Three Months Ended March 31,
(dollars in millions)	2009	2008
Average invested assets	$904.9	$1,575.8
Average invested asset yield	5.91%	5.88%
Net realized losses on investment securities and securities lending	$ (5.6)	$ (8.9)

The decrease in average invested assets for the three months ended March 31, 2009 when compared to the same period in 2008 was primarily due to sales of investment securities, the proceeds of which were used by our insurance subsidiaries to pay dividends to AGFC during 2008 and the first quarter of 2009.

Loan Brokerage Fees Revenues

Three Months Ended March 31,
(dollars in millions)	2009	2008
Loan brokerage fees revenues	$ 1.6	$ 9.1
Amount change	$(7.5)	$(13.9)
Percent change	(83)%	(60)%

Loan brokerage fees revenues decreased for the three months ended March 31, 2009 when compared to the same period in 2008 primarily due to a significant decline in Ocean’s brokered loan volume reflecting the slower United Kingdom housing market.

Net Service Fees from Affiliates

Three Months Ended March 31,
(dollars in millions)	2009	2008
Net service fees from affiliates	$ 0.9	$ 19.0
Amount change	$(18.1)	$146.5
Percent change	(95)%	115%

Net service fees from affiliates decreased for the three months ended March 31, 2009 when compared to the same period in 2008 primarily due to the first quarter 2008 reversal of reserves that were recorded in 2007 for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. (In first quarter 2006, we terminated the mortgage services agreements with AIG Bank and began originating finance receivables held for sale using our own state licenses.) We established a $128 million reserve in first quarter 2007 and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s then best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. As a result of our evaluations of our loss exposure, we reduced the OTS remediation reserve by $18 million in first quarter 2008. See Note 8 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement.

Other Revenues

Other revenues were as follows:

Three Months Ended March 31,
(dollars in millions)	2009	2008
Derivative adjustments	$(23.7)	$ (57.5)
Writedowns on real estate owned	(12.5)	(4.6)
Mark to market provision on finance receivables held for sale originated as held for investment	(9.7)	-
Net loss on sales of finance receivables held for sale originated as held for investment	(9.5)	-
Net loss on sales of real estate owned	(5.4)	(4.7)
Interest income on finance receivables held for sale originated as held for investment	4.5	-
Foreign exchange gain on foreign currency denominated debt	0.5	0.9
Mortgage banking revenues	0.5	6.0
Other	2.1	3.0
Total	$(53.2)	$ (56.9)
Amount change	$ 3.7	$(122.7)
Percent change	7%	(186)%

The loss in other revenues for the three months ended March 31, 2009 reflected losses arising from derivative adjustments that were not fully offset by foreign exchange gains on foreign currency denominated debt. Derivative adjustments for the three months ended March 31, 2009 included an ineffectiveness loss of $24.2 million and a credit valuation adjustment gain of $1.6 million on our fair value hedges due to the implementation of SFAS 157 effective January 1, 2008. The credit valuation adjustment gain on our fair value hedges resulted from the measurement of credit risk using credit default swap valuation modeling. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives were primarily with a non-subsidiary affiliate that receives credit support from AIG, its parent.

In March 2009, we transferred $543.8 million of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. Based on negotiations with a prospective purchaser, we determined that a reserve of $9.7 million was necessary to reduce the carrying amount of these finance receivables held for sale to fair value.

The loss in other revenues for the three months ended March 31, 2009 when compared to the same period in 2008 also reflected an increase in activity on real estate owned resulting from negative economic fundamentals and the downturn in the U.S. residential real estate market.

Mortgage banking revenues decreased for the three months ended March 31, 2009 when compared to the same period in 2008 primarily due to the slower U.S. housing market and our subsequent decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008. Currently, all WFI loan origination activity relates to the financial remediation program discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements.

The loss in other revenues for the three months ended March 31, 2008 reflected a credit valuation adjustment loss of $39.4 million on our hedges due to the implementation of SFAS 157 effective January 1, 2008 (of which $13.3 million represents the transition amount at January 1, 2008, from the adoption of SFAS 157), and an ineffectiveness loss of $15.3 million. The credit valuation adjustment loss resulted from the measurement of credit risk using credit default swap valuation modeling.

Interest Expense

The impact of using the swap agreements that qualify for hedge accounting under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

Three Months Ended March 31,
(dollars in millions)	2009	2008
Long-term debt	$ 243.7	$ 287.4
Short-term debt	35.6	29.6
Total	$ 279.3	$ 317.0
Amount change	$ (37.7)	$ 6.6
Percent change	(12)%	2%
Average borrowings	$23,079.6	$24,533.3
Interest expense rate	4.85%	5.16%

Interest expense (decreased) increased due to the following:

Three Months Ended March 31,
(dollars in millions)	2009	2008
Decrease in interest expense rate	$(18.9)	$(2.8)
Change in average borrowings	(18.8)	9.4
Total	$(37.7)	$ 6.6

Average borrowings and changes in average borrowings by type were as follows:

Three Months Ended March 31,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$20,079.7	$(1,339.7)	$21,419.4	$1,624.2
Short-term debt	2,999.9	(114.0)	3,113.9	(903.3)
Total	$23,079.6	$(1,453.7)	$24,533.3	$ 720.9
Percent change		(6)%		3%

Contractual maturities of debt by type for the next four quarters were as follows:

	Long-term	Short-term
(dollars in millions)	Debt	Debt	Total
Second quarter 2009	$ 931.4	$ 58.2	$ 989.6
Third quarter 2009*	759.1	2,450.0	3,209.1
Fourth quarter 2009	1,661.1	-	1,661.1
First quarter 2010	659.2	-	659.2
Twelve months ended March 31, 2010	$4,010.8	$2,508.2	$6,519.0

*

Short-term debt includes a 364-day credit facility of $2.450 billion which was fully drawn during September 2008. Subject to certain conditions, at expiration, we may convert any outstanding amount under our 364-day facility into a one-year term loan.

During the twelve months ended March 31, 2009, AGFC issued $2.5 billion of long-term debt, including a full draw on the $2.125 billion multi-year committed credit facility. We used the proceeds of these long-term debt issuances primarily to refinance maturing debt.

As a result of the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, the credit ratings for our debt were downgraded. Since we did not have access to our traditional sources of long-term or short-term financing through the debt markets, we borrowed all available commitments under our primary credit facilities during September 2008. Prior to our credit facility borrowings, we also borrowed funds under a demand note agreement with AIG Funding. The outstanding balance under this demand note accrued interest at a rate based upon AIG’s borrowing rate under the Fed Credit Agreement. During March 2009, AGFC repaid the $419.5 million (plus interest) owed under this demand note. Under certain circumstances, an event of default or declaration of acceleration under our borrowing agreements could also result in an event of default under other borrowing agreements of the Company, as well as for AIG under the Fed Credit Agreement.

Interest expense rate and changes in interest expense rate in basis points by type were as follows:

Three Months Ended March 31,	2009		2008
	Rate	Change	Rate	Change
Long-term debt	4.86%	(50) bp	5.36%	17 bp
Short-term debt	4.75	94	3.81	(161)
Total	4.85	(31)	5.16	(7)

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

The following table presents the credit ratings of AGFI and AGFC as of May 7, 2009. These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. AGFI does not intend to disclose any future changes to, or suspensions or withdrawals of, these ratings except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

	Short-term Debt			Senior Long-term Debt
	Moody’s (a)	S&P (a)	Fitch (b)	Moody’s (c)	S&P (d)	Fitch (e) (b)
AGFC	P-2 (2nd of 3)	B (4th of 6)	F-1 (1st of 5)	Baa2(4th of 9) (a)	BB+ (5th of 8) (a)	BBB (4th of 9)
AGFI	P-2	B (4th of 6)	F-1	-	-	BBB

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

Operating Expenses

Operating expenses were as follows:

Three Months Ended March 31,
(dollars in millions)	2009	2008
Salaries and benefits	$113.2	$132.2
Other operating expenses	76.3	103.1
Total	$189.5	$235.3
Amount change	$ (45.8)	$ (34.0)
Percent change	(19)%	(13)%
Operating expenses as a percentage of average net receivables	3.15%	3.67%

Salaries and benefits decreased for the three months ended March 31, 2009 when compared to the same period in 2008 primarily due to fewer employees in our centralized real estate and branch business segments. The decrease in the number of employees in our centralized real estate business segment reflected our decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008. The decrease in the number of employees in our branch business segment reflected the branch office closings in 2008. Due to economic conditions, we re-evaluated our branch business segment during 2008, which resulted in the consolidation of certain branch operations and the closing of 242 branch offices throughout the United States during 2008 (including 179 branch offices closed during fourth quarter 2008). We did not close any additional branch offices during first quarter 2009.

Other operating expenses decreased for the three months ended March 31, 2009 when compared to the same period in 2008 primarily due to lower advertising expenses and reduced operating expenses resulting from our decision to significantly reduce our mortgage banking operations in 2008 and fewer branch offices in 2009.

Operating expenses as a percentage of average net receivables decreased for the three months ended March 31, 2009 when compared to the same period in 2008 primarily due to lower operating expenses, partially offset by the decline in average net finance receivables.

Provision for Finance Receivable Losses

At or for the Three Months Ended March 31,
(dollars in millions)	2009	2008
Provision for finance receivable losses	$ 354.7	$175.6
Amount change	$ 179.1	$119.1
Percent change	102%	211%
Net charge-offs	$ 195.0	$ 97.5
Charge-off ratio	3.21%	1.53%
Charge-off coverage	1.66x	1.74x
60 day+ delinquency	$1,264.8	$846.7
Delinquency ratio	5.36%	3.11%
Allowance for finance receivable losses	$1,294.2	$680.0
Allowance ratio	5.60%	2.55%

Provision for finance receivable losses increased for the three months ended March 31, 2009 when compared to the same period in 2008 as a result of our higher levels of delinquency and net charge-offs in first quarter 2009.

Net charge-offs and changes in net charge-offs by type were as follows:

Three Months Ended March 31,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$ 92.9	$59.8	$33.1	$17.4
Non-real estate loans	78.2	29.3	48.9	14.2
Retail sales finance	23.9	8.4	15.5	6.4
Total	$195.0	$97.5	$97.5	$38.0

Charge-off ratios and changes in charge-off ratios in basis points by type were as follows:

Three Months Ended March 31,	2009		2008
	Ratio	Change	Ratio	Change
Real estate loans	2.04%	136 bp	0.68%	35 bp
Non-real estate loans	7.94	290	5.04	111
Retail sales finance	4.48	159	2.89	99
Total	3.21	168	1.53	56

Total charge-off ratio increased for the three months ended March 31, 2009 when compared to the same period in 2008 primarily due to negative economic fundamentals, the aging of the real estate loan portfolio, portfolio liquidations, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower charge-off rates.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), decreased for the three months ended March 31, 2009 when compared to the same period in 2008 primarily due to higher net charge-offs, partially offset by higher allowance for finance receivable losses.

Delinquency based on contract terms in effect and changes in delinquency by type were as follows:

March 31,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$ 981.0	$376.0	$605.0	$258.7
Non-real estate loans	209.6	23.9	185.7	55.3
Retail sales finance	74.2	18.2	56.0	21.7
Total	$1,264.8	$418.1	$846.7	$335.7

Delinquency ratios based on contract terms in effect and changes in delinquency ratios in basis points by type were as follows:

March 31,	2009		2008
	Ratio	Change	Ratio	Change
Real estate loans	5.64%	265 bp	2.99%	116 bp
Non-real estate loans	5.15	106	4.09	75
Retail sales finance	3.45	116	2.29	63
Total	5.36	225	3.11	106

The delinquency ratio at March 31, 2009 increased when compared to March 31, 2008 primarily due to negative economic fundamentals, the aging of the real estate loan portfolio, portfolio liquidations, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower delinquency rates.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at March 31, 2009 when compared to March 31, 2008 was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses in response to our higher levels of delinquency. The allowance for finance receivable losses at March 31, 2009 also included $94.7 million related to TDRs.

The increase in the allowance ratio at March 31, 2009 when compared to March 31, 2008 was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses and a decline in finance receivables during the twelve months ended March 31, 2009.

Real estate owned increased to $149.8 million at March 31, 2009 from $137.6 million at March 31, 2008, reflecting an increase in foreclosures as a result of negative economic fundamentals and the downturn in the U.S. residential real estate market.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

Three Months Ended March 31,
(dollars in millions)	2009	2008
Claims incurred	$21.2	$18.2
Change in benefit reserves	(4.4)	(1.7)
Total	$16.8	$16.5
Amount change	$ 0.3	$ -
Percent change	2%	-%

Insurance losses and loss adjustment expenses increased for the three months ended March 31, 2009 when compared to the same period in 2008 primarily due to higher claims incurred, partially offset by favorable changes in benefit reserves for ordinary policies.

Provision (Benefit) for Income Taxes

Three Months Ended March 31,
(dollars in millions)	2009	2008
Provision (benefit) for income taxes	$ 5.3	$(17.8)
Amount change	$ 23.1	$(12.9)
Percent change	130%	(262)%
Pretax loss	$(242.7)	$(51.1)
Effective income tax rate	(2.20)%	34.91%

Pretax loss for the three months ended March 31, 2009 when compared to the same period in 2008 reflected significantly higher provision for finance receivable losses as a result of our higher levels of delinquency and net charge-offs.

As of March 31, 2009, we had a deferred tax asset valuation allowance of $684.8 million to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. After the valuation allowance, we had a net deferred tax asset of $20.5 million, which reflected the net deferred tax asset of our Puerto Rico subsidiary and the tax effect of unrealized losses on certain of our available-for-sale investment securities, which management believes is more likely than not of being realized because of our intent and ability to hold these securities until the unrealized losses are recovered. Realization of our net deferred tax assets depends on our ability to generate sufficient future taxable income of the appropriate character within the carryforward periods in the jurisdictions in which the net operating and capital losses, tax credits, and deductible temporary differences were incurred.

The effective income tax rate for the three months ended March 31, 2009 reflected additions to our deferred tax valuation allowance.

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

We have issued fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also has altered the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt interest payments to floating-rate interest payments. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 29% of our borrowings at March 31, 2009, compared to 26% at March 31, 2008. Adjustable-rate net finance receivables represented 5% of our total portfolio at March 31, 2009, compared to 7% at March 31, 2008. Some of our adjustable-rate real estate loans contain a fixed-rate for the first 24, 36, 48, or 60 months and then convert to an adjustable-rate for the remainder of the term. These real estate loans still in a fixed-rate period represented 1% of total real estate loans at March 31, 2009, compared to 4% at March 31, 2008. Approximately 5% of our real estate loans at March 31, 2009 are scheduled to reset by the end of 2009.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of March 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we are updating the following risk factors:

AIG’s ability to continue as a going concern may adversely affect our business and results of operations.

In connection with the preparation of AIG’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, AIG management assessed AIG’s ability to continue as a going concern. Based on the U.S. government’s continuing commitment to AIG, AIG’s agreements in principle and the other expected transactions with the NY Fed and the United States Department of the Treasury, and AIG management’s plans to stabilize its businesses and dispose of its non-core assets, and after consideration of the risks and uncertainties of such plans, AIG believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months.

However, it is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates could prove to be materially incorrect. If this is the case, AIG may need additional U.S. government support to meet its obligations as they come due. If AIG is unable to meet its obligations as they come due, it will have a negative impact on our business and results of operations and on our ability to borrow funds from AIG, to make our debt payments, and to issue new debt.

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

•

the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments) and receipt of finance charges, which could be materially different than our estimates;

•

our ability to complete potential on-balance sheet securitizations and portfolio sales;

•

renewed access to debt or general credit markets;

•

potential adverse effects on our business that could result if there are further downgrades by rating agencies;

•

the potential adverse effect on the Company relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern;

•

constraints on our business resulting from the Fed Credit Agreement, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as potential on-balance sheet securitizations, portfolio sales, or participations, without AIG receiving prior consent from the NY Fed;

•

the potential for continued declines in bond and equity markets;

•

the potential effect on the Company if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans;

•

the potential loss of key personnel; and

•

the potential for additional unforeseen cash demands or accelerations of obligations.

After consideration of the above factors, primarily AIG’s intention to continue to support us, as expressed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, and our ability to reduce originations of finance receivables, based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect.

Item 5.  Other Information.

Due to economic conditions, we have re-evaluated our three business segments and all other operations. Based upon this review, we will significantly limit our lending activities and refocus our branch network activities primarily on non-real estate loans with limited real estate loan and retail sales finance activity until there is a significant improvement in economic conditions or we have a financially stronger parent. We will reduce our active alliances with retail merchants to approximately 300 during second quarter 2009 from approximately 21,500 at December 31, 2008. We announced to our employees on May 5, 2009 that we will consolidate certain branch operations and close 150 branch offices throughout the United States during second quarter 2009. All customers of these closed branch offices will be serviced by our other local or regional branch offices. As a result of the branch office closings and limited lending activities, we also will resize our headquarters operations. As a result of our re-evaluation of our three business segments and all other operations, the total number of our employees will be reduced by approximately 500.

As a result of the decision described above, we expect to incur a pre-tax charge in the second quarter of 2009 of approximately $14.1 million, the primary components of which are $4.9 million in lease termination costs, $4.6 million in employee severance and outplacement services, $4.1 million in fixed asset disposals, and $0.5 million in other expenses. We do not anticipate any additional future cash expenditures as a result of the actions described above.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 54 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE, INC.
(Registrant)
Date:	May 11, 2009	By	/s/	Donald R. Breivogel, Jr.
Donald R. Breivogel, Jr.
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

10.1

Demand Promissory Note and Demand Note Agreement between American General Finance Corporation and American International Group, Inc. dated March 24, 2009. Incorporated by reference to Exhibit (99.1) to the Company’s Current Report on Form 8-K dated March 24, 2009.

10.2

Affiliate Subordination Agreement between American General Finance Corporation and American International Group, Inc. dated March 24, 2009. Incorporated by reference to Exhibit (99.2) to the Company’s Current Report on Form 8-K dated March 24, 2009.

12

Computation of Ratio of Earnings to Fixed Charges

31.1

Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of American General Finance, Inc.

31.2

Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of American General Finance, Inc.

32

Section 1350 Certifications