Form 10-Q
period 2009-06-30
AMERICAN GENERAL FINANCE INC
filed 2009-08-13
CIK 25600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	June 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 2-82985 AMERICAN GENERAL FINANCE, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1313922
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

At August 12, 2009, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Revenues Finance charges	$ 570,466	$675,286	$1,175,067	$1,341,299
Insurance	33,980	40,874	69,038	80,694
Investment	14,736	6,920	23,415	23,241
Loan brokerage fees	1,540	7,028	3,092	16,139
Net service fees from affiliates	2,418	25,923	3,302	44,875
Other	(120,073)	(20,418)	(173,236)	(77,333)
Total revenues	503,067	735,613	1,100,678	1,428,915
Expenses Interest expense	259,363	300,316	538,690	617,295
Operating expenses: Salaries and benefits	115,719	129,901	228,966	262,126
Other operating expenses	88,576	115,468	164,828	218,589
Provision for finance receivable losses	260,093	237,995	614,818	413,641
Insurance losses and loss adjustment expenses	16,480	16,115	33,269	32,573
Total expenses	740,231	799,795	1,580,571	1,544,224
Loss before benefit from income taxes	(237,164)	(64,182)	(479,893)	(115,309)
Benefit from Income Taxes	(10,852)	(31,352)	(5,521)	(49,200)
Net Loss	$(226,312)	$ (32,830)	$ (474,372)	$ (66,109)

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(dollars in thousands)	2009	2008
Assets Net finance receivables: Real estate loans	$16,099,169	$18,352,859
Non-real estate loans	3,572,893	4,035,152
Retail sales finance	1,735,125	2,211,359
Net finance receivables	21,407,187	24,599,370
Allowance for finance receivable losses	(1,332,710)	(1,140,421)
Net finance receivables, less allowance for finance receivable losses	20,074,477	23,458,949
Finance receivables held for sale	753,946	960,432
Investment securities	682,172	694,518
Cash and cash equivalents	1,419,315	916,318
Notes receivable from affiliate	800,510	-
Other assets	604,658	517,158
Total assets	$24,335,078	$26,547,375
Liabilities and Shareholder’s Equity Long-term debt	$19,339,345	$20,980,980
Short-term debt: Note payable to affiliate	-	422,001
Other short-term debt	2,464,700	2,713,771
Insurance claims and policyholder liabilities	370,173	393,583
Other liabilities	309,782	390,284
Accrued taxes	7,168	7,425
Total liabilities	22,491,168	24,908,044
Shareholder’s equity: Common stock	1,000	1,000
Additional paid-in capital	1,968,056	1,366,791
Accumulated other comprehensive loss	(71,078)	(129,145)
(Accumulated deficit) retained earnings	(54,068)	400,685
Total shareholder’s equity	1,843,910	1,639,331
Total liabilities and shareholder’s equity	$24,335,078	$26,547,375

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,
(dollars in thousands)	2009	2008
Cash Flows from Operating Activities Net loss	$ (474,372)	$ (66,109)
Reconciling adjustments: Provision for finance receivable losses	614,818	413,641
Depreciation and amortization	60,065	92,256
Deferral of finance receivable origination costs	(17,694)	(33,394)
Deferred income tax benefit	(1,549)	(59,167)
Origination of finance receivables held for sale	(3,518)	(138,074)
Sales and principal collections of finance receivables originated as held for sale	5,903	336,937
Net gain on mark to market provision and sales of finance receivables originated as held for sale	-	(6,960)
Mark to market provision on finance receivables held for sale originated as held for investment	78,627	-
Net loss on sales of finance receivables held for sale originated as held for investment	14,853	-
Change in other assets and other liabilities	(6,273)	(32,744)
Change in insurance claims and policyholder liabilities	(23,410)	(2,881)
Change in taxes receivable and payable	(29,801)	8,271
Net realized losses on investment securities and securities lending	4,439	25,971
Change in accrued interest and finance charges	34,185	2,358
Other, net	8,432	607
Net cash provided by operating activities	264,705	540,712
Cash Flows from Investing Activities Finance receivables originated or purchased	(1,366,150)	(4,771,424)
Principal collections on finance receivables	2,803,047	3,572,057
Net cash paid in acquisition of Ocean Finance and Mortgages Limited	(29,535)	(34,912)
Sales and principal collections of finance receivables held for sale originated as held for investment	1,402,501	-
Investment securities purchased	(31,913)	(67,837)
Investment securities called and sold	64,447	48,990
Investment securities matured	4,610	11,025
Change in notes receivable from affiliate	(800,510)	-
Change in premiums on finance receivables purchased and deferred charges	1,041	(62,672)
Change in real estate owned	(19,104)	(10,631)
Other, net	(12,733)	(12,706)
Net cash provided by (used for) investing activities	2,015,701	(1,328,110)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	-	376,781
Repayment of long-term debt	(1,729,536)	(1,724,141)
Change in short-term debt	(648,536)	128,926
Capital contribution from parent	601,142	145,000
Net cash used for financing activities	(1,776,930)	(1,073,434)
Effect of exchange rate changes	(479)	(324)
Increase (decrease) in cash and cash equivalents	502,997	(1,861,156)
Cash and cash equivalents at beginning of period	916,318	2,088,989
Cash and cash equivalents at end of period	$ 1,419,315	$ 227,833

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Net loss	$(226,312)	$(32,830)	$(474,372)	$ (66,109)
Other comprehensive (loss) gain: Cumulative effect of change in accounting principle	(29,792)	-	(29,792)	-
Net unrealized gains (losses) on: Investment securities on which other-than- temporary impairments were taken	1,034	-	1,034	-
All other investment securities and securities lending	22,072	(34,472)	22,970	(66,451)
Swap agreements	(58,053)	58,444	35,333	(13,974)
Foreign currency translation adjustments	16,038	239	14,506	(645)
Income tax effect: Cumulative effect of change in accounting principle	10,427	-	10,427	-
Net unrealized (gains) losses on: Investment securities on which other-than- temporary impairments were taken	(362)	-	(362)	-
All other investment securities and securities lending	(7,732)	12,065	(8,039)	23,258
Swap agreements	20,318	(20,455)	(12,367)	4,891
Valuation allowance on deferred tax assets for: Investment securities	9,821	-	9,105	-
Swap agreements	(20,318)	-	12,367	-
Other comprehensive (loss) gain, net of tax, before reclassification adjustments	(36,547)	15,821	55,182	(52,921)
Reclassification adjustments included in net loss: Realized (gains) losses on: Investment securities and securities lending	(1,207)	17,031	4,439	25,971
Swap agreements	-	597	-	1,195
Income tax effect: Realized gains (losses) on: Investment securities and securities lending	429	(5,961)	(1,554)	(9,090)
Swap agreements	-	(209)	-	(418)
Reclassification adjustments included in net loss, net of tax	(778)	11,458	2,885	17,658
Other comprehensive (loss) gain, net of tax	(37,325)	27,279	58,067	(35,263)
Comprehensive loss	$(263,637)	$ (5,551)	$(416,305)	$(101,372)

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2009

Note 1.  Basis of Presentation

American General Finance, Inc. will be referred to as “AGFI” or collectively with its subsidiaries, whether directly or indirectly owned, as the “Company”, “we”, or “our”. AGFI is a direct wholly owned subsidiary of AIG Capital Corporation, a direct wholly owned subsidiary of American International Group, Inc. (AIG).

We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States (GAAP). These statements are unaudited. The statements include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date through August 12, 2009, the date that we filed our financial statements with the SEC. You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. To conform to the 2009 presentation, we reclassified certain items in the prior period.

Going Concern Consideration

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we disclosed the conditions and events that led management to conclude that we would have adequate liquidity to finance and operate our business and repay our obligations for at least the next twelve months.

Liquidity of the Company and AIG

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

In light of AIG’s current financial situation, AIG has been dependent on the facility (the FRBNY Facility) provided by the Federal Reserve Bank of New York (FRBNY) under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Agreement), between AIG and the FRBNY, and other transactions with the FRBNY and the United States Department of the Treasury (the Department of the Treasury) as its primary sources of liquidity.

On March 2, 2009, the U.S. government issued a statement describing their commitment to continue to work with AIG to maintain its ability to meet its obligations as they become due.

In connection with the preparation of AIG’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, AIG management assessed AIG’s ability to continue as a going concern. Based on the U.S. government’s continuing commitment to AIG, AIG’s recently completed transactions and the other expected transactions with the FRBNY, and AIG management’s plans to stabilize its businesses and dispose of certain of its non-core assets, and after consideration of the risks and uncertainties of such commitment and plans, AIG management believes that AIG will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of the above-mentioned risks and uncertainties could prove to be materially incorrect or that AIG’s proposed transactions with the FRBNY will not be consummated or fail to achieve their desired objectives. If one or more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they become due. If AIG is not able to meet its obligations as they become due, it will have a negative impact on our business and results of operations and on our ability to borrow funds from AIG, to make our debt payments, and to issue new debt.

Progress on Management’s Plan for Stabilization of the Company

and Repayment of Our Obligations as They Become Due

In addition to finance receivable collections, management is exploring additional initiatives to meet our financial and operating obligations. These initiatives include additional on-balance sheet securitizations, portfolio sales, and expense reductions. In addition, we may be able to improve our liquidity position by further reducing our originations of finance receivables. During the first six months of 2009, we closed 149 branch offices, reduced retail sales financing operations, reduced our number of employees by 900 through reductions in force and attrition, and sold $1.4 billion of finance receivables held for sale. In July 2009, we securitized $1.9 billion of real estate loans and received $967.3 million in initial cash proceeds after the sales discount but before expenses. If our sources of liquidity are not sufficient to meet our contractual obligations as they become due over the next twelve months, we will seek additional funding from AIG, which funding would be subject to AIG receiving the consent of the FRBNY. AIG intends to provide such support through August 15, 2010. However, we may implement further measures to preserve our liquidity and capital, including additional on-balance sheet securitizations, portfolio sales, expense reductions, branch closures, and reductions in production. The exact nature and magnitude of any additional measures will be driven by prevailing market conditions, our available resources and needs, and the results of our operations.

Management’s Assessment and Conclusion

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•

the ability and intent of AIG to provide funding to the Company;

•

our ability to comply with our debt covenants;

•

the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments) and receipt of finance charges, which could be materially different than our estimates;

•

our ability to complete additional on-balance sheet securitizations and portfolio sales;

•

renewed access to debt or general credit markets;

•

adverse credit ratings actions on our debt;

•

the potential adverse effect on the Company relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern;

•

constraints on our business resulting from the FRBNY Credit Agreement and other AIG agreements, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as additional on-balance sheet securitizations and portfolio sales, without AIG receiving prior consent from the FRBNY;

•

the potential for continued declines in bond and equity markets;

•

the potential effect on the Company if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans;

•

the potential loss of key personnel; and

•

the potential for additional unforeseen cash demands or accelerations of obligations.

After consideration of the above factors, primarily AIG’s intention to continue to support us, as expressed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months.

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

Note 2.  Additional Significant Accounting Policies

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

We evaluate our investment securities for other-than-temporary impairment. The determination that an investment security has incurred an other-than-temporary impairment in value and the amount of any loss recognized requires the judgment of management and a continual review of our investment securities. We consider an investment security to be a candidate for other-than-temporary impairment if it meets any of the following criteria:

•

trading at a significant (25 percent or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine consecutive months or longer);

•

the occurrence of a discrete credit event resulting in the issuer defaulting on a material outstanding obligation, the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for court supervised reorganization of insolvent enterprises, or the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than the par value of their claims; or

•

we have determined that we may not realize a full recovery on our investment regardless of the occurrence of one of the foregoing events.

Impairment Policy - Effective April 1, 2009 and Thereafter. If we intend to sell a fixed-maturity security or it is more likely than not that we will be required to sell a fixed-maturity security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to earnings. For all other fixed-maturity securities for which a credit impairment has occurred, the amortized cost is written down to the estimated recovery value with a corresponding charge to earnings. Additional fair value decline below recovery value, if any, is charged to accumulated other comprehensive income (loss), because this is considered a non-credit impairment. When assessing our intent to sell a fixed-maturity security, or if it is more likely than not that we will be required to sell a fixed-maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition our investment portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. We consider severe price declines and the duration of such price declines in our assessment of potential credit impairments. We also modify our modeled outputs for certain securities when we determine that price declines are indicative of factors not comprehended by the cash flow models. In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed-maturity securities that is not foreign exchange related, we generally prospectively accrete into income the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security.

In assessing whether a credit impairment has occurred for a structured fixed-maturity security, we perform evaluations of expected future cash flows, as required by FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2). Certain critical assumptions are made with respect to the performance of the securities. When estimating future cash flows for a structured fixed-maturity security (e.g. residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS), collateralized debt obligations (CDO), and asset-backed securities (ABS)), management considers historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs, which vary by asset class:

•

current delinquency rates;

•

expected default rates and timing of such defaults;

•

loss severity and timing of any such recovery;

•

expected prepayment speeds; and

•

ratings of securities underlying structured products.

For corporate fixed-maturity securities determined to be credit impaired, management considers the fair value as the recovery value when available information does not indicate that another value is more relevant or reliable. When management identifies information that supports a recovery value other than the fair value, the determination of a recovery value considers scenarios specific to the issue and the security, and may be based upon estimates of outcomes of corporate restructurings, the value of any secondary sources of repayment and the disposition of assets.

Impairment Policy – Prior to April 1, 2009. At each balance sheet date, we evaluated our investment securities holdings that had unrealized losses. When we did not intend to hold such securities until they had recovered their cost basis, based on the circumstances at the date of the evaluation, we recorded the unrealized loss in income. If a loss was recognized from a sale subsequent to a balance sheet date as a result of changes in circumstances, the loss was recognized in the period in which the intent to hold the investment securities to recovery no longer existed. Impairment criteria also considered circumstances of a rapid and severe market valuation decline, such as that experienced in current credit markets, in which we could not reasonably assert that the recovery period would be temporary (severity losses). In periods subsequent to the recognition of an other-than-temporary impairment charge for fixed-maturity investment securities which was not credit or foreign exchange related, we generally accreted the discount or amortized the reduced premium resulting from the reduction in cost basis over the remaining life of the investment security.

Revenue Recognition

We recognize interest on interest bearing fixed-maturity investment securities as revenue on the accrual basis. We amortize any premiums or accrete any discounts as a revenue adjustment using the interest method. We stop accruing interest revenue when the collection of interest becomes uncertain. We record dividends as revenue on ex-dividend dates. We recognize income on mortgage-backed securities as revenue using a constant effective yield based on estimated prepayments of the underlying mortgages. If actual prepayments differ from estimated prepayments, we calculate a new effective yield and adjust the net investment in the security accordingly. We record the adjustment, along with all investment securities revenue, in investment revenues. We recognize the pretax operating income from our interests in limited partnerships as revenue quarterly. We account for these interests using either the cost or equity method.

Realized Gains and Losses on Investment Securities

We specifically identify realized gains and losses on investment securities and include them in investment revenues.

Derivative Financial Instruments

All of our derivatives are governed by International Swap and Derivatives Association, Inc. (ISDA) standard Master Agreements. The parties to an ISDA Master Agreement agree to net the amounts payable and receivable under all contracts governed by the ISDA Master Agreement in the event of a contract default by either one of the parties. The ISDA Master Agreement further defines “close-out” netting, or netting upon default, which is the netting of transactions stipulated in the ISDA Master Agreement in case either party is unable to fulfill its obligations going forward. The net exposure by counterparty is determined as the sum of the mid-market values, prior to consideration of non-performance risk, of the derivative transactions governed by a Master Agreement. If the net exposure is from the counterparty to us, we record the derivative asset in other assets on our consolidated balance sheet. If the net exposure is from us to the counterparty, we record the derivative liability in other liabilities on our consolidated balance sheet. We record net unrealized gains and losses on derivative transactions as adjustments to cash flows from operating activities on our consolidated statement of cash flows.

We recognize all derivatives on our consolidated balance sheet at their fair value. We estimate the fair value of our derivatives using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and the contractual terms of the derivative transactions.

In compliance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), our valuation methodology for derivatives incorporates the effect of our non-performance risk and the non-performance risk of our counterparties. Fair value measurements for derivative liabilities incorporate our own non-performance risk by determining the explicit cost for each counterparty to protect against its net exposure to us at the balance sheet date by reference to observable AIG credit default swap (CDS) spreads. Fair value measurements for derivative assets incorporate counterparty non-performance risk by determining the explicit cost for us to protect against our net exposure to each counterparty at the balance sheet date by reference to observable counterparty credit default swap spreads.

The cost of credit protection is determined under a discounted present value approach considering the market levels for CDS spreads, the mid market value of the net exposure (reflecting the amount of protection required) and the weighted average life of the net exposure. CDS spreads are provided to us by an independent third-party provider of aggregated broker quotes for CDS spreads. We utilize a London Interbank Offered Rate (LIBOR) based interest rate curve to derive our discount rates.

A CDS is a derivative contract which allows the transfer of third party credit risk from one party to the other. The buyer of the CDS pays an upfront and/or annual premium to the seller. The seller’s payment obligation is triggered by the occurrence of a credit event under a specified reference security and is determined by the loss on that specified reference security.

The present value of the amount of the annual and/or upfront premium, CDS spread, therefore represents a market based expectation of the likelihood that the specified reference party will fail to perform on the reference obligation, a key market observable indicator of non-performance risk.

While this approach does not explicitly consider all potential future behavior of the derivative transactions or potential future changes in valuation inputs, we believe this approach provides a reasonable estimate of the fair value of the derivative assets and liabilities, including consideration of the impact of non-performance risk.

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

We formally document all relationships between derivative hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions and our method to assess ineffectiveness. We link all derivatives that we designate as cash flow or fair value hedges to specific assets and liabilities on the balance sheet. For certain types of hedge relationships meeting specific criteria, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), allows a “shortcut” method, which provides for an assumption of zero ineffectiveness. Under this method, the periodic assessment of effectiveness is not required. The Company’s use of this method was limited to interest rate swaps that hedged certain borrowings, the last of which matured in mid-June 2008. For other AGFC cash flow and fair value hedges, we perform and document an initial prospective assessment of hedge effectiveness using regression analysis to demonstrate that the hedge is expected to be highly effective in future periods. Subsequently, on at least a quarterly basis or sooner if necessary, we perform a prospective hedge effectiveness assessment to demonstrate the continued expectation that the hedge will be highly effective in future periods and a retrospective hedge effectiveness assessment to demonstrate that the hedge was effective in the most recent period. For fair value hedges, ineffectiveness is the difference between the change in fair value included in the assessment of hedge effectiveness related to the gain or loss on the derivative and the change in the hedged item related to the risks being hedged. For cash flow hedges, ineffectiveness is the amount by which the cumulative change in the fair value of the hedging instrument exceeds the cumulative change in the fair value of the hypothetical derivative.

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

Note 3.  Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) changes the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair value of certain assets acquired, liabilities assumed, and noncontrolling (i.e., minority) interests; and recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income, among other changes. We adopted SFAS 141(R) for business combinations for which the acquisition date is on or after January 1, 2009. Our adoption of SFAS 141(R) did not have a material effect on our consolidated financial condition, results of operations, or cash flows at or for the six months ended June 30, 2009, but will affect the future accounting for business combinations, if any, as well as goodwill impairment assessments.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect our consolidated financial condition, results of operations, and cash flows. We adopted SFAS 161 on January 1, 2009. See Notes 2 and 8 for these disclosures.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information for interim reporting periods. We adopted FSP FAS 107-1 on April 1, 2009. See Note 13 for these disclosures.

In April 2009, the FASB issued FSP FAS 115-2. FSP FAS 115-2 requires a company to recognize the credit component of an other-than-temporary impairment of a debt security in income and the non-credit component in accumulated other comprehensive income when the company does not intend to sell the security or it is more likely than not that the company will not be required to sell the security prior to recovery. FSP FAS 115-2 also changes the threshold for determining when an other-than-temporary impairment has occurred on a debt security with respect to intent and ability to hold until recovery and requires additional disclosures. FSP FAS 115-2 does not change the recognition of other-than-temporary impairment for equity securities. See Note 6 for these expanded disclosures related to FSP FAS 115-2. We adopted FSP FAS 115-2 on April 1, 2009 and recorded an after-tax cumulative effect adjustment to decrease accumulated deficit by $19.6 million with an offsetting increase to accumulated other comprehensive loss as of April 1, 2009. The cumulative effect adjustment resulted in an increase of approximately $30.2 million in the amortized cost of bonds, which has the effect of significantly reducing the accretion of investment income over the remaining life of the underlying bonds, beginning in the second quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for an asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 also requires extensive disclosures. We adopted FSP FAS 157-4 on April 1, 2009. The adoption of SFAS 157-4 did not have a material effect on our consolidated financial condition, results of operations, or cash flows. See Note 13 for the disclosures related to FSP FAS 157-4.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS 165 for the period ended June 30, 2009. The adoption of SFAS 165 did not affect our consolidated financial condition, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” to qualifying special-purpose entities. SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are assessing the effect of SFAS 166 on our consolidated financial condition, results of operations, and cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. FAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are assessing the effect of SFAS 167 on our consolidated financial condition, results of operations, and cash flows.

Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

June 30, 2009	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$16,101,400	$3,855,560	$1,918,148	$21,875,108
Unearned finance charges and points and fees	(188,131)	(362,873)	(209,974)	(760,978)
Accrued finance charges	104,269	43,997	24,000	172,266
Deferred origination costs	19,758	33,240	-	52,998
Premiums, net of discounts	61,873	2,969	2,951	67,793
Total	$16,099,169	$3,572,893	$1,735,125	$21,407,187

December 31, 2008	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,342,932	$4,366,869	$2,426,181	$25,135,982
Unearned finance charges and points and fees	(206,900)	(433,219)	(253,275)	(893,394)
Accrued finance charges	122,993	54,606	34,775	212,374
Deferred origination costs	22,576	41,915	-	64,491
Premiums, net of discounts	71,258	4,981	3,678	79,917
Total	$18,352,859	$4,035,152	$2,211,359	$24,599,370

Unused credit limits extended to customers by the Company or by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate (whose private label finance receivables are fully participated to the Company), totaled $2.2 billion at June 30, 2009 and $6.6 billion at December 31, 2008. Approximately 89% of these unused credit limits are for possible retail sales financing, and our experience has shown that the funded amounts have been substantially less than the credit limits. All unused credit limits, in part or in total, can be cancelled at the discretion of the Company or AIG Bank. During the six months ended June 30, 2009, our retail merchants declined from 21,500 to 5,200. As a result of this reduction in our retail merchants, our unused credit limits decreased significantly in second quarter 2009.

Due to the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, we are pursuing sales of certain finance receivables as an alternative funding source. During the three and six months ended June 30, 2009, we transferred $761.8 million and $1.306 billion, respectively, of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. As of June 30, 2009, it is more likely than not that we will hold the remainder of the finance receivable portfolio for the foreseeable future, as management’s intent is to focus on alternative funding sources, including on-balance sheet securitizations.

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

We include the carrying amount of these finance receivables in net finance receivables, less allowance for finance receivable losses. The contractual amount of these finance receivables by type and the related carrying amount were as follows:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Contractual amount: Real estate loans	$ 7,859	$10,996
Non-real estate	1,936	2,879
Retail sales finance	513	682
Total	$10,308	$14,557
Carrying amount, net of allowance	$ 9,762	$13,530

We did not create a valuation allowance in the initial accounting for these acquired finance receivables. During second quarter 2008, we established an allowance for finance receivable losses for these finance receivables through the provision for finance receivable losses of $5.3 million due to decreases in expected cash flows for certain pools. We increased this allowance by $1.3 million during the second half of 2008, $1.1 million during first quarter 2009, and $1.4 million during second quarter 2009.

Changes in accretable yield of these finance receivables were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$2,199	$3,274	$ 2,949	$ -
Additions	-	-	-	3,586
Accretion	(555)	(756)	(1,305)	(1,068)
Reclassifications from (to) nonaccretable difference	-	2,725	-	2,725
Disposals	-	-	-	-
Balance at end of period	$1,644	$5,243	$ 1,644	$5,243

The portion of these finance receivables that were acquired during 2008 (none were acquired during the six months ended June 30, 2009) for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

Six months ended June 30,
(dollars in thousands)	2008
Contractually required payments receivable at acquisition: Real estate loans	$21,545
Non-real estate	16,788
Retail sales finance	3,123
Total	$41,456
Cash flows expected to be collected at acquisition	$24,992
Basis in acquired finance receivables at acquisition	$21,406

Information regarding troubled debt restructuring (TDR) finance receivables (which are all real estate loans) was as follows:

June 30,
(dollars in thousands)	2009
TDR net finance receivables	$1,150,778
TDR net finance receivables that have a valuation allowance	$1,150,778
Allowance for TDR finance receivable losses	$ 132,180

TDR activity was not material during the first half of 2008. In addition, we have no commitments to lend additional funds on these TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2009	June 30, 2009
TDR average net receivables	$1,065,548	$951,051

TDR finance charges recognized	$ 12,453	$ 24,403

On March 4, 2009, the United States Department of the Treasury issued uniform guidance for loan modifications to be utilized by the mortgage industry in connection with the Home Affordable Modification Program (the HAMP Program). The HAMP Program is intended to help at-risk homeowners avoid foreclosure by reducing monthly mortgage payments. The modification guidelines require the servicer to use a uniform loan modification process to provide a borrower with sustainable monthly payments.

As part of a Securities Purchase Agreement between AIG and the United States Department of the Treasury dated April 17, 2009, AIG agreed that its subsidiaries that are eligible will join the HAMP Program and will comply with the HAMP Program guidelines. On July 17, 2009, MorEquity, Inc. (MorEquity), a direct subsidiary of AGFC, joined the HAMP Program. See Note 15 for further information on our participation in the HAMP Program.

Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$1,294,212	$ 680,013	$1,140,421	$ 601,900
Provision for finance receivable losses	260,093	237,995	614,818	413,641
Charge-offs	(225,710)	(127,028)	(433,034)	(236,960)
Recoveries	13,528	11,627	25,866	24,026
Transfers to finance receivables held for sale*	(9,413)	-	(15,361)	-
Balance at end of period	$1,332,710	$ 802,607	$1,332,710	$ 802,607

*

During the three months and six months ended June 30, 2009, we decreased the allowance for finance receivable losses as a result of the transfers of real estate loans ($761.8 million and $1.3 billion, respectively) from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

Note 6.  Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities by type were as follows:

June 30, 2009	Cost/ Amortized	Unrealized	Unrealized	Fair	Other- Than- Temporary Impairments
(dollars in thousands)	Cost	Gains	Losses	Value	in AOCL (a)
Fixed maturity investment securities: Bonds: U.S. government and government sponsored entities	$ 8,701	$ 687	$ (48)	$ 9,340	$ -
Obligations of states, municipalities, and political subdivisions	228,958	5,406	(2,022)	232,342	-
Corporate debt	382,859	4,838	(26,714)	360,983	458
Mortgage-backed, asset-backed, and collateralized: RMBS	40,491	149	(6,877)	33,763	(1,473)
CMBS	25,007	7	(11,984)	13,030	(4,754)
CDO/ABS	32,072	169	(11,524)	20,717	-
Total	718,088	11,256	(59,169)	670,175	(5,769)
Preferred stocks	5,000	-	(1,536)	3,464	-
Other long-term investments	7,143	225	(864)	6,504	-
Common stocks	1,486	545	(2)	2,029	-
Total	$731,717	$12,026	$(61,571)	$682,172	$(5,769)

(a)

Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive loss, which, starting April 1, 2009, were not included in earnings under FSP FAS 115-2. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

We adopted FSP FAS 115-2 on April 1, 2009 and recorded a cumulative effect adjustment to increase the cost/amortized cost of investment securities by $30.2 million.

December 31, 2008	Cost/ Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Fixed maturity investment securities: Bonds: U.S. government and government sponsored entities	$ 8,135	$ 1,732	$ -	$ 9,867
Obligations of states, municipalities, and political subdivisions	234,100	3,585	(8,891)	228,794
Corporate debt	423,155	4,505	(40,596)	387,064
Mortgage-backed, asset-backed, and collateralized: RMBS	23,070	56	(5,107)	18,019
CMBS	13,848	-	(1,364)	12,484
CDO/ABS	26,646	-	(4,280)	22,366
Total	728,954	9,878	(60,238)	678,594
Preferred stocks	5,000	-	(172)	4,828
Other long-term investments	7,144	2,665	(230)	9,579
Common stocks	1,617	9	(109)	1,517
Total	$742,715	$12,552	$(60,749)	$694,518

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position at June 30, 2009 were as follows:

June 30, 2009	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds: U.S. government and government sponsored entities	$ 505	$ (48)	$ -	$ -	$ 505	$ (48)
Obligations of states, municipalities, and political subdivisions	45,619	(532)	33,882	(1,490)	79,501	(2,022)
Corporate debt	79,363	(5,431)	169,874	(21,283)	249,237	(26,714)
RMBS	2,065	(2,555)	13,953	(4,322)	16,018	(6,877)
CMBS	5,936	(11,063)	6,080	(921)	12,016	(11,984)
CDO/ABS	10,149	(11,052)	6,908	(472)	17,057	(11,524)
Total	143,637	(30,681)	230,697	(28,488)	374,334	(59,169)
Preferred stocks	3,464	(1,536)	-	-	3,464	(1,536)
Other long-term investments	2,296	(864)	-	-	2,296	(864)
Common stocks	9	(2)	-	-	9	(2)
Total	$149,406	$(33,083)	$230,697	$(28,488)	$380,103	$(61,571)

Management reviews all securities in an unrealized loss position on a quarterly basis to determine the ability and intent to hold such securities to recovery, which could be maturity, if necessary. Management considers factors such as the Company's investment strategy as communicated by management, liquidity requirements, and overall business plans.

We did not recognize in earnings the unrealized losses on these fixed-maturity securities at June 30, 2009, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities (that is, they are not credit impaired). In performing this evaluation, management considered the amortized cost basis recovery periods for securities in previous periods of broad market declines. For fixed-maturity securities with significant declines, management performed extended fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other market available data.

At June 30, 2009, the $21.3 million of unrealized losses on corporate securities exceeding 12 months were derived from 59 separate bonds from various asset class groups, including Investment Grade, Private Placement and High Yield bonds. The vast majority were rated investment grade. The market value to book value ratio of these securities was approximately 89% as of June 30, 2009. Only five securities were rated below investment grade. The book value on these securities was $19.2 million and the associated unrealized loss was $2.2 million. The Company did not consider these securities in an unrealized loss position to be other-than-temporarily impaired at June 30, 2009.

At June 30, 2009, of the five RMBS representing $4.3 million of unrealized losses exceeding 12 months, four securities were backed by prime jumbo collateral and one was backed by Alt-A collateral. Prior to the second quarter of 2009, the surveillance process indicated that there was no risk of credit impairment for these five securities. Since then, the performance of the RMBS market has worsened and the prime jumbo market has been hit especially hard by the ongoing home price decline in California. The resulting increase in delinquencies combined with increasingly severe assumptions in our surveillance process have resulted in two of the five securities being classified as other-than-temporarily impaired at June 30, 2009. Despite that classification, all of these securities currently have investment grade ratings by the rating agencies and estimated recovery values exceed June 30, 2009 market prices.

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position at December 31, 2008 were as follows:

December 31, 2008	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds: Obligations of states, municipalities, and political subdivisions	$114,264	$ (8,287)	$ 7,434	$ (604)	$121,698	$ (8,891)
Corporate debt	176,740	(25,988)	92,821	(14,608)	269,561	(40,596)
RMBS	7,414	(1,104)	9,022	(4,003)	16,436	(5,107)
CMBS	5,959	(1,275)	1,922	(89)	7,881	(1,364)
CDO/ABS	10,570	(2,092)	5,390	(2,188)	15,960	(4,280)
Total	314,947	(38,746)	116,589	(21,492)	431,536	(60,238)
Preferred stocks	4,828	(172)	-	-	4,828	(172)
Other long-term investments	299	(230)	-	-	299	(230)
Common stocks	258	(109)	-	-	258	(109)
Total	$320,332	$(39,257)	$116,589	$(21,492)	$436,921	$(60,749)

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position for which an other-than-temporary impairment was recognized and only the amount related to a credit loss was recognized in earnings, were as follows:

June 30, 2009	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds: RMBS	$ 820	$(1,272)	$903	$(239)	$1,723	$(1,511)
CMBS	1,648	(4,754)	-	-	1,648	(4,754)
Total	$2,468	$(6,026)	$903	$(239)	$3,371	$(6,265)

The net realized gains (losses) on investment securities and securities lending were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Total other-than-temporary impairment losses	$ (499)	$(16,892)	$(3,234)	$(25,852)
Portion of loss recognized in accumulated other comprehensive loss	(38)	-	(38)	-
Net impairment losses recognized in net loss	(537)	(16,892)	(3,272)	(25,852)
Other net realized gains (losses) on investment securities and securities lending	1,744	(139)	(1,167)	(119)
Total net realized gains (losses) on investment securities and securities lending	$1,207	$(17,031)	$(4,439)	$(25,971)

Credit impairments recognized in earnings on investment securities for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive loss were as follows:

Three Months Ended June 30, 2009
(dollars in thousands)
Balance at March 31, 2009 (at April 1, 2009 with the adoption of FSP FAS 115-2)	$3,845
Additions: Due to other-than-temporary impairments: Not previously recognized	339
Previously recognized	-
Reductions: Realized due to sales	-
Realized due to intention to sell	-
Due to increase in expected cash flows	-
Balance at end of period	$4,184

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Fair value	$ 9,592	$ 6,623	$ 42,962	$37,003
Realized gains	$ 1,964	$ 422	$ 2,041	$ 628
Realized losses	(218)	(369)	(3,207)	(560)
Net realized gains (losses)	$ 1,746	$ 53	$ (1,166)	$ 68

Contractual maturities of fixed-maturity investment securities were as follows:

June 30, 2009	Fair	Amortized
(dollars in thousands)	Value	Cost
Fixed maturities, excluding mortgage-backed securities: Due in 1 year or less	$ 13,501	$ 13,320
Due after 1 year through 5 years	115,974	118,266
Due after 5 years through 10 years	216,531	227,347
Due after 10 years	256,658	261,585
Mortgage-backed securities	67,511	97,570
Total	$670,175	$718,088

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Bonds on deposit with insurance regulatory authorities had fair values of $11.9 million at June 30, 2009 and $12.5 million at December 31, 2008.

Note 7.  Related Party Transactions

On March 24, 2009, AGFC made a loan of $800.0 million to AIG under a demand note dated March 24, 2009 and a demand note agreement between AGFC and AIG dated March 24, 2009. Interest is payable monthly, and principal and interest also are payable on demand at any time, provided that notice of demand is delivered to AIG at least one business day prior to the date payment is demanded. AIG may repay principal and interest at any time without penalty. The cash used to fund this loan came from asset sale proceeds, operations, insurance subsidiary dividends, and the AIG capital contribution received in March 2009. This loan is subject to a subordination agreement in favor of the FRBNY and was made as a short-term investment source for excess cash and to facilitate AIG’s obligation to manage its excess cash and excess cash held by its subsidiaries under the FRBNY Facility. At June 30, 2009, the note receivable from AIG totaled $800.5 million. Interest revenue on this note receivable from AIG totaled $1.5 million and $1.7 million for the three months and six months ended June 30, 2009, respectively.

On August 11, 2009, AGFC made an additional loan of $750.0 million to AIG under a demand note. See Note 15 and “Other Information” in Part II, Item 5 for further information on this loan to AIG.

In addition, we are party to cost sharing agreements, including tax sharing arrangements, with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all AIG subsidiaries. We also reimburse AIG Bank for costs associated with the remediation program related to a Supervisory Agreement with the Office of Thrift Supervision (OTS) dated June 7, 2007 (the Supervisory Agreement). See Note 12 for further information on the Supervisory Agreement.

All of our derivative financial instruments are with AIG Financial Products Corp. (AIGFP), a non-subsidiary affiliate that receives credit support from AIG, its parent. See Note 8 for further information on these derivatives.

Note 8.  Derivative Financial Instruments

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

While all of our interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At June 30, 2009, equity-indexed debt and related swaps were immaterial.

Fair value of derivative instruments presented on a gross basis (excludes the effect of master netting arrangements) by type and the effect of master netting arrangements were as follows:

June 30, 2009	Notional	Hedging	Non-Designated Hedging
(dollars in thousands)	Amount	Instruments	Instruments
Derivatives – Other Assets:
Cross currency and cross currency interest rate	$1,870,500	$ 101,258	$ 79,269
Equity-indexed	13,772	-	986
Total excluding effect of master netting arrangements	1,884,272	101,258	80,255
Effect of master netting arrangements	N/A*	(68,730)	(53,805)
Total	N/A	$ 32,528	$ 26,450
Derivatives – Other Liabilities: Interest rate	$1,000,000	$ 81,944	$ -
Cross currency and cross currency interest rate	622,300	40,591	-
Total excluding effect of master netting arrangements	1,622,300	122,535	-
Effect of master netting arrangements	N/A	(122,535)	-
Total	N/A	$ -	$ -

* not applicable

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive loss (effective portion), reclassified from accumulated other comprehensive loss into other revenues (effective portion), and recognized in other revenues (ineffective portion) were as follows:

Three Months Ended June 30, 2009	Effective		Ineffective
(dollars in thousands)	AOCL*	From AOCL to Revenues	Revenues
Interest rate	$ (2,088)	$ (2,184)	$ (878)
Cross currency and cross currency interest rate	(73,806)	(15,657)	10,085
Total	$(75,894)	$(17,841)	$ 9,207

* accumulated other comprehensive loss

Six Months Ended June 30, 2009	Effective		Ineffective
(dollars in thousands)	AOCL*	From AOCL to Revenues	Revenues
Interest rate	$ 27,415	$ 9,473	$ (1,798)
Cross currency and cross currency interest rate	(22,088)	(39,479)	(14,523)
Total	$ 5,327	$(30,006)	$(16,321)

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings. We recognized a gain related to ineffectiveness of $9.2 million for the three months ended June 30, 2009 and a loss of $16.3 million for the six months ended June 30, 2009 in other revenues. We recognized losses related to ineffectiveness of $12.1 million for the three months ended June 30, 2008 and $27.4 million for the six months ended June 30, 2008. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

At June 30, 2009, we expect $28.8 million of the deferred net loss on cash flow hedges in accumulated other comprehensive loss to be reclassified to earnings during the twelve months ending June 30, 2010. For the six months ended June 30, 2009, there were no instances in which we reclassified amounts from accumulated other comprehensive loss to earnings as a result of a discontinuance of a cash flow hedge due to it becoming probable that the original forecasted transaction would not occur at the end of the originally specified time period.

The amount of gain (loss) recognized in other revenues for fair value hedges and related hedged items and recognized in other revenues for non-designated hedging instruments were as follows:

Three Months Ended June 30, 2009	Fair Value Hedge		Non-Designated Hedging
(dollars in thousands)	Derivative	Hedged Item	Instruments

Cross currency and cross currency interest rate	$ -	$ -	$(11,583)
Equity-indexed	-	-	67
Total	$ -	$ -	$(11,516)

Six Months Ended June 30, 2009	Fair Value Hedge		Non-Designated Hedging
(dollars in thousands)	Derivative	Hedged Item	Instruments

Cross currency and cross currency interest rate	$(13,641)	$14,926	$(11,075)
Equity-indexed	-	-	121
Total	$(13,641)	$14,926	$(10,954)

We recognized no gains or losses during the three months ended June 30, 2009 and net gains of $1.3 million during the six months ended June 30, 2009 in other revenues related to the ineffective portion of our fair value hedging instruments. During the three and six months ended June 30, 2008, we recognized net gains of $1.0 million in other revenues related to the ineffective portion of our fair value hedging instruments. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness. Due to the de-designation of our fair value hedge on April 1, 2009, we recorded a foreign exchange loss of $38.7 million, partially offset by a derivative adjustment gain of $26.8 million for the three and six months ended June 30, 2009.

AGFC is exposed to credit risk if counterparties to swap agreements do not perform. AGFC regularly monitors counterparty credit ratings throughout the term of the agreements. AGFC’s exposure to market risk is limited to changes in the value of swap agreements offset by changes in the value of the hedged debt. In compliance with the requirements of SFAS 157, our valuation methodology for derivatives incorporates the effect of our non-performance risk and the non-performance risk of our counterparties. We recorded a $38.4 million credit valuation adjustment loss in other revenues on our fair value derivatives and a $77.7 million credit valuation adjustment loss in other comprehensive income on our cash flow hedges for the three months ended June 30, 2009. We recorded a $36.8 million credit valuation adjustment loss in other revenues on our fair value derivatives and a $46.8 million credit valuation adjustment loss in other comprehensive income on our cash flow hedges for the six months ended June 30, 2009. We recorded a $2.1 million credit valuation adjustment gain on our fair value hedges and a $2.9 million credit valuation adjustment gain on our cash flow hedges for the three months ended June 30, 2008. We recorded a $6.9 million credit valuation adjustment loss on our fair value hedges and a $27.6 million credit valuation adjustment loss on our cash flow hedges for the six months ended June 30, 2008, of which $13.3 million represented the transition amount at January 1, 2008, from the adoption of SFAS 157. If we do not exit these derivatives prior to maturity and no counterparty defaults occur, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives were with AIGFP, a non-subsidiary affiliate that receives credit support from AIG, its parent.

See Note 13 for information on how we determine fair value on our derivative financial instruments.

Note 9.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Net unrealized losses on: Swap agreements	$(42,984)	$ (78,317)
Investment securities	(23,100)	(31,328)
Retirement plan liabilities adjustment	(3,058)	(3,058)
Foreign currency translation adjustments	(1,936)	(16,442)
Accumulated other comprehensive loss	$(71,078)	$(129,145)

As of June 30, 2009, we have recognized $3.7 million in accumulated other comprehensive loss related to investment securities for which the credit-related portion of an other-than-temporary impairment has been recognized in earnings.

Note 10.  Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities was as follows:

Six Months Ended June 30,
(dollars in thousands)	2009	2008
Transfer of finance receivables to finance receivables held for sale	$1,305,577	$ -

Note 11.  Segment Information

We have three business segments:  branch, centralized real estate, and insurance. We define our segments by types of financial service products we offer, nature of our production processes, and methods we use to distribute our products and to provide our services, as well as our management reporting structure.

In our branch business segment, we:

•

originate secured and unsecured non-real estate loans;

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

To supplement our lending and retail sales financing activities, we have historically purchased portfolios of real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders. We also offer credit and non-credit insurance and ancillary products to all eligible branch customers.

In our centralized real estate business segment, we:

•

service a portfolio of residential real estate loans generated through:

•

portfolio acquisitions from third party lenders;

•

our mortgage origination subsidiaries;

•

refinancing existing mortgages;

•

advances on home equity lines of credit; or

•

correspondent relationships;

•

originate and have historically acquired residential real estate loans for transfer to the centralized real estate servicing center;

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

Three Months Ended June 30, 2009	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$450,240	$118,039	$ -	$ 2,187	$ -	$ 570,466
Insurance	121	-	33,870	(11)	-	33,980
Other	(7,926)	(69,345)	14,241	(39,556)	1,207	(101,379)
Intercompany	16,961	577	(13,479)	(4,059)	-	-
Pretax (loss) income	(69,440)	(104,685)	12,034	(76,280)	1,207	(237,164)

Three Months Ended June 30, 2008	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$515,076	$162,656	$ -	$ (2,446)	$ -	$675,286
Insurance	134	-	39,829	911	-	40,874
Other	(4,971)	15,325	25,486	644	(17,031)	19,453
Intercompany	19,099	495	(15,848)	(3,746)	-	-
Pretax (loss) income	(6,957)	(28,659)	26,293	(37,828)	(17,031)	(64,182)

Six Months Ended June 30, 2009	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$ 919,780	$ 251,176	$ -	$ 4,111	$ -	$1,175,067
Insurance	248	-	68,704	86	-	69,038
Other	(16,965)	(90,327)	29,338	(61,034)	(4,439)	(143,427)
Intercompany	34,091	1,358	(27,355)	(8,094)	-	-
Pretax (loss) income	(181,738)	(194,814)	25,337	(124,239)	(4,439)	(479,893)

Six Months Ended June 30, 2008	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$1,010,506	$330,209	$ -	$ 584	$ -	$1,341,299
Insurance	275	-	78,543	1,876	-	80,694
Other	(7,882)	32,242	52,131	(43,598)	(25,971)	6,922
Intercompany	37,861	1,018	(31,272)	(7,607)	-	-
Pretax income (loss)	44,993	(59,201)	53,195	(128,325)	(25,971)	(115,309)

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

Note 12.  Supervisory Agreement

As disclosed in AGFI’s Current Report on Form 8-K dated June 7, 2007, AIG Bank, Wilmington Finance, Inc. (WFI) (a wholly owned subsidiary of AGFC), and AGFI entered into the Supervisory Agreement with the OTS on June 7, 2007. The Supervisory Agreement pertains to certain mortgage loans originated in the name of AIG Bank by WFI from July 2003 through early May 2006 pursuant to a mortgage services agreement between WFI and AIG Bank. The mortgage services agreement was terminated in February 2006.

Pursuant to the terms of the Supervisory Agreement, AIG Bank, WFI, and AGFI implemented a financial remediation program whereby certain borrowers may be provided loans on more affordable terms and/or reimbursed for certain fees. Pursuant to the requirements of the Supervisory Agreement, we engaged the services of an external consultant to monitor, evaluate, and periodically report to the OTS on our compliance with the remediation program. The Supervisory Agreement will remain in effect until terminated, modified or suspended in writing by the OTS. Failure to comply with the terms of the Supervisory Agreement could result in the initiation of formal enforcement action by the OTS.

AIG Bank, WFI, and AGFI also made a commitment to donate a total of $15 million over a three-year period to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling. As of June 30, 2009, we have donated $8.8 million to this cause.

In accordance with WFI’s surviving obligations under the mortgage services agreement with AIG Bank, we established a reserve of $128 million (pretax) as a reduction to net service fees from affiliates as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program. After completion of discussions with the OTS and the execution of the Supervisory Agreement, we recorded an additional reserve of $50 million, inclusive of the $15 million donation commitment, in second quarter 2007. As of June 30, 2009, we have made reimbursements of $55.7 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement. As of June 30, 2009, we have also reduced the reserve by $67.0 million ($66.6 million in 2008 and $0.4 million in 2007 as an addition to net service fees from affiliates) resulting from our subsequent evaluations of our loss exposure. As the estimate is based on judgments and assumptions made by management, the actual cost of implementing the remediation program may differ from our estimate.

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

We determine the fair value measurements classified as Level 2 based on inputs utilizing other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured on a recurring basis using Level 2 inputs include certain investment securities (including certain government and agency securities, most investment-grade and high-yield corporate bonds, certain asset-backed securities, and state and municipal obligations), certain cash equivalents, short-term investments, and derivative assets and liabilities. We outsource the investment of our liquid assets to AIG, which, as agent, invests the liquid assets of the Company together with other AIG subsidiaries and maintains these assets in common pools.

Our interest in these jointly owned investments that are disclosed in the fair value table represents negotiable instruments, predominantly commercial paper. The prices for trades of similar and identical instruments are observable and therefore are consistent with Level 2 in the FAS 157 fair value hierarchy.

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

Fair Value Measurements – Recurring Basis

On a recurring basis we measure the fair value of investment securities, cash and cash equivalents, short-term investments, and derivative assets and liabilities. The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 and indicate the fair value hierarchy based on the levels of inputs we utilized to determine such fair value. Fair value measurements on a recurring basis were as follows:

June 30, 2009	Fair Value Measurements Using			Counterparty	Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	Netting	At Fair Value
Assets Investment securities: Bonds: U.S. government and government sponsored entities	$ -	$ 9,340	$ -	$ -	$ 9,340
Obligations of states, municipalities, and political subdivisions	-	232,342	-	-	232,342
Corporate debt	-	292,468	68,515	-	360,983
RMBS	-	33,437	326	-	33,763
CMBS	-	3,452	9,578	-	13,030
CDO/ABS	-	6,908	13,809	-	20,717
Total	-	577,947	92,228	-	670,175
Preferred stocks	-	3,464	-	-	3,464
Other long-term investments	-	-	6,504	-	6,504
Common stocks	2,022	-	7	-	2,029
Total	2,022	581,411	98,739	-	682,172
Cash and cash equivalents in AIG pools	-	25,056	-	-	25,056
Short-term investments	-	146	-	-	146
Derivatives	-	180,682	831	(122,535)	58,978
Total	$2,022	$787,295	$99,570	$(122,535)	$766,352
Liabilities
Derivatives	$ -	$122,535	$ -	$(122,535)	$ -

December 31, 2008	Fair Value Measurements Using			Counterparty	Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	Netting	At Fair Value
Assets Investment securities: Bonds	$ -	$615,572	$63,022	$ -	$678,594
Preferred stocks	-	4,828	-	-	4,828
Other long-term investments	-	-	9,579	-	9,579
Common stocks	1,510	-	7	-	1,517
Total	1,510	620,400	72,608	-	694,518
Cash and cash equivalents in AIG pools	-	85,041	-	-	85,041
Short-term investments	-	169	-	-	169
Derivatives	-	213,392	1,341	(199,902)	14,831
Total	$1,510	$919,002	$73,949	$(199,902)	$794,559
Liabilities
Derivatives	$ -	$206,740	$ -	$(199,902)	$ 6,838

The following tables present changes during the three and six months ended June 30, 2009 and 2008 in Level 3 assets and liabilities measured at fair value on a recurring basis:

Three Months Ended June 30, 2009		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3	Other (a)	Balance at end of period
Investment securities: Bonds: Corporate debt	$60,424	$ 1	$ 9,747	$ (33)	$(1,624)	$ -	$68,515
RMBS	399	5	(762)	-	-	684	326
CMBS	9,451	29	(5,538)	(91)	-	5,727	9,578
CDO/ABS	16,237	117	(15,180)	(936)	-	13,571	13,809
Total	86,511	152	(11,733)	(1,060)	(1,624)	19,982	92,228
Other long-term investments	6,443	223	61	(223)	-	-	6,504
Common stocks	7	-	-	-	-	-	7
Total investment securities	92,961	375	(11,672)	(1,283)	(1,624)	19,982	98,739
Derivatives	324	484	-	23	-	-	831
Total assets	$93,285	$859	$(11,672)	$(1,260)	$(1,624)	$19,982	$99,570

(a)

We adopted FSP FAS 115-2 on April 1, 2009 and recorded a cumulative effect adjustment to increase the cost/amortized cost of level 3 investment securities by $20.0 million.

Three Months Ended June 30, 2008		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3	Balance at end of period
Investment securities	$69,480	$ (320)	$(1,107)	$ (818)	$18,714	$ 85,949
Securities lending	22,714	(3,885)	2,606	(933)	1,786	22,288
Derivatives	1,073	(311)	-	115	-	877
Total assets	$93,267	$(4,516)	$ 1,499	$(1,636)	$20,500	$109,114
Derivatives	$ 240	$ (422)	$ -	$ 182	$ -	$ -
Total liabilities	$ 240	$ (422)	$ -	$ 182	$ -	$ -

Six Months Ended June 30, 2009		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3 (a)	Other (b)	Balance at end of period
Investment securities: Bonds: Corporate debt	$47,323	$ 49	$ 6,781	$ (114)	$14,476	$ -	$68,515
RMBS	394	(13)	(739)	-	-	684	326
CMBS	9,633	52	(5,534)	(300)	-	5,727	9,578
CDO/ABS	5,672	(1,556)	(15,206)	(1,235)	12,563	13,571	13,809
Total	63,022	(1,468)	(14,698)	(1,649)	27,039	19,982	92,228
Other long-term investments	9,579	217	(3,075)	(217)	-	-	6,504
Common stocks	7	-	-	-	-	-	7
Total investment securities	72,608	(1,251)	(17,773)	(1,866)	27,039	19,982	98,739
Derivatives	1,341	(572)	-	62	-	-	831
Total assets	$73,949	$(1,823)	$(17,773)	$(1,804)	$27,039	$19,982	$99,570

(a)

During the six months ended June 30, 2009, we transferred from Level 2 to Level 3 approximately $27.0 million of bonds for which the significant inputs (such as changes in market activity and pricing sources) used to measure their fair value became unobservable primarily as a result of the significant disruption in the credit markets.

(b)

We adopted FSP FAS 115-2 on April 1, 2009 and recorded a cumulative effect adjustment to increase the cost/amortized cost of level 3 investment securities by $20.0 million.

Six Months Ended June 30, 2008		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3 (a)	Balance at end of period
Investment securities	$67,823	$ 82	$(4,251)	$(1,510)	$23,805	$ 85,949
Securities lending	27,212	(8,755)	3,297	(1,549)	2,083	22,288
Derivatives	839	109	-	(71)	-	877
Total assets	$95,874	$(8,564)	$ (954)	$(3,130)	$25,888	$109,114
Derivatives	$ 563	$ 2,712	$ -	$(3,275)	$ -	$ -
Total liabilities	$ 563	$ 2,712	$ -	$(3,275)	$ -	$ -

(a)

During the six months ended June 30, 2008, we transferred from Level 2 to Level 3 approximately $23.8 million of investment securities, primarily representing bonds, and $2.1 million of securities lending for which the significant inputs used to measure the fair values of the investment securities and securities lending became unobservable.

There were no unrealized gains or losses recognized in earnings on instruments held at June 30, 2009 or 2008.

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

At June 30, 2009, we had assets measured at fair value on a non-recurring basis on which we recorded impairment charges during the three and six months ended June 30, 2009 as follows:

June 30, 2009	Fair Value Measurements Using				Gains (Losses)
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Three Months Ended	Six Months Ended
Real estate owned	$ -	$ -	$174,374	$174,374	$ (7,259)	$(19,770)
Finance receivables held for sale	-	-	753,946	753,946	(68,698)	(78,627)
Total	$ -	$ -	$928,320	$928,320	$(75,957)	$(98,397)

At June 30, 2008, we had assets measured at fair value on a non-recurring basis on which we recorded impairment charges during the three and six months ended June 30, 2008 as follows:

June 30, 2008	Fair Value Measurements Using				Gains (Losses)
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Three Months Ended	Six Months Ended
Real estate owned	$ -	$ -	$169,542	$169,542	$ (5,759)	$(10,329)
Finance receivables held for sale	-	-	31,755	31,755	(6,247)	(15,296)
Other intangible assets	-	-	-	-	(11,275)	(11,732)
Total	$ -	$ -	$201,297	$201,297	$(23,281)	$(37,357)

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value of $174.4 million, resulting in losses of $7.3 million and $20.0 million for the three and six months ended June 30, 2009, respectively, which were included in other revenues. The fair value disclosed in the table above is unadjusted for transaction costs as required by SFAS 157. The amounts recorded on the balance sheet are net of transaction costs as required by SFAS 144.

In accordance with the provisions of SFAS No. 65, “Accounting for Certain Mortgage Banking Activities”, we wrote down certain finance receivables held for sale reported in our centralized real estate business segment to their fair value of $753.9 million, resulting in provisions for valuation allowance of $68.7 million and $78.6 million for the three and six months ended June 30, 2009, respectively, which were included in other revenues.

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

Fair Value Measurements – Disclosures Required by SFAS 107

In accordance with SFAS 107, “Disclosures about Fair Value of Financial Instruments”, as amended by FSP FAS 107-1, we present the carrying values and estimated fair values of certain of our financial instruments below. Readers should exercise care in drawing conclusions based on fair value, since the fair values presented below can be misinterpreted since they were estimated at a particular point in time and do not include the value associated with all of our assets and liabilities.

	June 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets Net finance receivables, less allowance for finance receivable losses	$20,074,477	$18,250,788	$23,464,949	$21,232,046
Cash and cash equivalents (excluding cash and cash equivalents in AIG pools and short-term investments)	1,394,113	1,394,113	831,277	831,277
Liabilities Long-term debt	19,339,345	13,003,021	20,980,980	10,374,214
Short-term debt	2,464,700	2,076,757	3,135,772	2,688,965
Off-Balance Sheet Financial Instruments Unused customer credit limits	-	-	-	-

Fair Value Measurements – Valuation Methodologies and Assumptions

We used the following methods and assumptions to estimate fair value.

Finance Receivables

We estimated fair values of net finance receivables, less allowance for finance receivable losses using projected cash flows, computed by category of finance receivable, discounted at the weighted-average interest rates offered for similar finance receivables at the balance sheet date. We based cash flows on contractual payment terms adjusted for delinquencies and finance receivable losses. The fair value estimates do not reflect the value of the underlying customer relationships or the related distribution systems.

Real Estate Owned

We generally based our estimate of the fair value on third party appraisals at the time we took title of real estate owned. Subsequent reductions in fair value are based upon a price that would be received in a then current transaction to sell the asset.

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

Cash and Cash Equivalents

We estimated the fair value of cash and cash equivalents using quoted prices where available and industry standard valuation models using market-based inputs when quoted prices were unavailable.

Short-term Investments

We estimated the fair value of short-term investments using quoted prices where available and industry standard valuation models using market-based inputs when quoted prices were unavailable.

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

Long-term Debt

We estimated the fair values of long-term debt using projected cash flows discounted at each balance sheet date’s market-observable implicit-credit spread rates for our long-term debt and adjusted for foreign currency translations.

Short-term Debt

We estimated the fair values of bank short-term debt using projected cash flows discounted at each balance sheet date’s market-observable implicit-credit spread rates for similar types of borrowings with maturities consistent with those remaining for the short-term debt being valued. The fair values of the remaining short-term debt approximated the carrying values.

Unused Customer Credit Limits

The unused credit limits available to the customers of AIG Bank, which sells private label receivables to the Company under a participation agreement, and to the Company’s customers have no fair value. The interest rates charged on these facilities can be changed at AIG Bank’s discretion for private label, or are adjustable and reprice frequently for loan and retail revolving lines of credit. These amounts, in part or in total, can be cancelled at the discretion of AIG Bank or the Company.

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

Note 15.  Subsequent Events

Conversion of Facility Borrowings into One-Year Term Loans

On July 9, 2009, AGFC and AGFI converted their borrowings under the expiring 364-day committed credit facility ($2.050 billion for AGFC and $400 million for AGFI) into term loans. The periodic interest payable on the term loans depends upon the type of term loan selected by the applicable borrower. The conversion to term loans effectively increased borrowing spreads by 0.35%, which for Eurodollar Loans (as defined in the credit agreement for the 364-day facility) equals LIBOR plus 3.85% for AGFC, and LIBOR plus 4.85% for AGFI, based upon current ratings and market conditions. The term loans are not revolving loans, and as a result, any repaid amounts of principal cannot subsequently be reborrowed. Any remaining balance of term loans will mature on July 9, 2010, at which time AGFC and AGFI will be obligated to pay the respective remaining amounts of principal outstanding, plus accrued interest.

On-Balance Sheet Securitization

On July 8, 2009, AGFC, and its subsidiaries MorEquity, Inc., American General Home Equity, Inc. and American General Financial Services of Arkansas, Inc. (collectively, the “Sellers”), entered into a letter agreement with Credit Suisse (USA) LLC (“Credit Suisse”), as initial purchaser, and PennyMac Loan Services, LLC (“PennyMac”), as servicer, to cause the issuance of American General Mortgage Loan Trust 2009-1 mortgage-backed certificates (“Certificates”) in a private transaction (the “Securitization”). The Securitization was completed on July 30, 2009.

In connection with the Securitization, AGFC, as guarantor, the Sellers, as sellers, and Third Street Funding LLC (“Third Street”), a special purpose vehicle wholly owned by AGFC, as purchaser, executed a Mortgage Loan Purchase Agreement, dated July 30, 2009 (the “Mortgage Purchase Agreement”), which provided for the sale by the Sellers to Third Street of approximately $1.966 billion in aggregate unpaid principal balances of the Sellers’ mortgage loans and associated rights (the “Loans”). Concurrently, Third Street, as depositor, PennyMac, as servicer, MorEquity, as interim subservicer, and certain other parties entered into a Pooling and Servicing Agreement, dated July 30, 2009 (the “Pooling Agreement”), that formed a trust to issue $1.573 billion in initial principal balance of trust certificates to Third Street in exchange for the Loans. The Pooling Agreement also outlined the procedures for servicing the Loans. Under certain circumstances, the Sellers (or AGFC, under its guarantee of certain of the Sellers’ obligations) may be required to repurchase Loans that fail to meet certain criteria specified in the Mortgage Purchase Agreement (“Deficient Loans”), or to substitute substantially similar mortgage loans for Deficient Loans.

Also in connection with the Securitization, Third Street, as depositor, entered into a Purchase Agreement, dated July 30, 2009 (the “Purchase Agreement”), with Credit Suisse, as purchaser, for the sale by Third Street to Credit Suisse of $1.180 billion of senior Certificates with a 5.75% coupon. Third Street received initial cash proceeds, after the sales discount but before expenses, of $967.3 million, and retained subordinated and residual interest trust certificates.

AGFC will incur a reported interest expense on the senior Certificates, the amount of which (in addition to the 5.75% coupon and sales discount) will depend upon the actual repayment rates and losses experienced with respect to the underlying mortgage loans. The prevailing market conditions and the servicing and modification activities of the servicer will also influence the performance of the mortgage loans, and thus the actual annualized interest expense rate incurred by AGFC.

HAMP Participation

On July 17, 2009, MorEquity entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association, as financial agent for the United States, which provides for participation in the Home Affordable Modification Program (the HAMP Program) sponsored by the United States Department of the Treasury. As part of a Securities Purchase Agreement between AIG and the United States Department of the Treasury dated April 17, 2009, AIG agreed that its subsidiaries that are eligible will join the HAMP Program and will comply with the HAMP Program guidelines.

MorEquity entered into the Agreement as the servicer with respect to AGFC’s centralized real estate finance receivables, which at June 30, 2009 totaled approximately $7.2 billion. The HAMP Program is designed to assist certain eligible homeowners who are at risk of foreclosure by applying loan modification requirements in a stated order of succession until their monthly payments are lowered to a specified percentage target of their monthly gross income.

MorEquity, as a participant in the HAMP Program, may receive an initial incentive payment for each modified loan, plus additional incentives if the borrower stays in the HAMP Program.

AGFC’s historical loan modification approach has been to determine whether and what type of modification is warranted on an individual loan basis. However, the HAMP Program utilizes a prescriptive approach. MorEquity’s participation in the HAMP Program will reduce AGFC’s income to the extent that MorEquity modifies loans to reduce the interest rate, to forbear principal, or to extend the term of the loan, among other things. These amounts may be partially offset by fees that the United States Department of the Treasury pays to MorEquity, to the extent that MorEquity qualifies for those fees. AGFC also anticipates increased servicing expenses in connection with the HAMP Program because MorEquity’s loan systems will have to be modified to accommodate processing of HAMP Program modifications, and to comply with HAMP Program reporting, escrow and other requirements.

Affiliate Lending

On August 11, 2009, AGFC made a loan of $750.0 million to AIG under a demand note dated August 11, 2009 and the demand note agreement between AGFC and AIG dated March 24, 2009. The interest rate for the unpaid principal balance is overnight LIBOR plus 50 basis points. Interest is payable monthly, and principal and interest also are payable on demand at any time, provided that notice of demand is delivered to AIG at least one business day prior to the date payment is demanded. AIG may repay principal and interest at any time without penalty. The cash used to fund this loan came from proceeds from AGFC’s July 2009 securitization and from operations. This loan is subject to a subordination agreement in favor of the FRBNY and was made as a short-term investment source for excess cash and to facilitate AIG’s obligation to manage its excess cash and excess cash held by its subsidiaries under the FRBNY Facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and our other publicly available documents may include, and the Company’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, financial results and reserves. Our actual results and financial condition may differ from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, that could cause our actual results to differ, possibly materially, include, but are not limited to, the following:

•

the ability and intent of AIG to provide funding to the Company, including AIG’s ability to continue as a going concern;

•

our ability to comply with our debt covenants;

•

lack of access to the capital markets or the sufficiency of our current sources of funds to satisfy our cash flow requirements;

•

changes in the rate at which we can collect or potentially sell our finance receivable portfolio;

•

the impact of our on-balance sheet securitization;

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

•

constraints on our business resulting from the FRBNY Credit Agreement, including on our ability to pursue (and retain proceeds from) certain funding sources without AIG receiving prior consent from the FRBNY;

•

changes in laws, regulations, or regulator policies and practices that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

•

the effects of our participation in the HAMP Program;

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

We also direct readers to other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in other documents we file with the SEC (including “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008). We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

MARKET AND LIQUIDITY DEVELOPMENTS

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we disclosed the conditions and events that led management to conclude that we would have adequate liquidity to finance and operate our business and repay our obligations for at least the next twelve months.

Liquidity of the Company and AIG

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

In light of AIG’s current financial situation, AIG has been dependent on the FRBNY Facility provided by the FRBNY Credit Agreement and other transactions with the FRBNY and the Department of the Treasury, as its primary sources of liquidity.

On March 2, 2009, the U.S. government issued a statement describing their commitment to continue to work with AIG to maintain its ability to meet its obligations as they become due.

In connection with the preparation of AIG’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, AIG management assessed AIG’s ability to continue as a going concern. Based on the U.S. government’s continuing commitment to AIG, AIG’s recently completed transactions and the other expected transactions with the FRBNY, and AIG management’s plans to stabilize its businesses and dispose of certain of its non-core assets, and after consideration of the risks and uncertainties of such commitment and plans, AIG management believes that AIG will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of the above-mentioned risks and uncertainties could prove to be materially incorrect or that AIG’s proposed transactions with the FRBNY will not be consummated or fail to achieve their desired objectives. If one or more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they become due. If AIG is not able to meet its obligations as they become due, it will have a negative impact on our business and results of operations and on our ability to borrow funds from AIG, to make our debt payments, and to issue new debt.

Progress on Management’s Plan for Stabilization of the Company

and Repayment of Our Obligations as They Become Due

In addition to finance receivable collections, management is exploring additional initiatives to meet our financial and operating obligations. These initiatives include additional on-balance sheet securitizations, portfolio sales, and expense reductions. In addition, we may be able to improve our liquidity position by further reducing our originations of finance receivables. During the first six months of 2009, we closed 149 branch offices, reduced retail sales financing operations, reduced our number of employees by 900 through reductions in force and attrition, and sold $1.4 billion of finance receivables held for sale. In July 2009, we securitized $1.9 billion of real estate loans and received $967.3 million in initial cash proceeds after the sales discount but before expenses. If our sources of liquidity are not sufficient to meet our contractual obligations as they become due over the next twelve months, we will seek additional funding from AIG, which funding would be subject to AIG receiving the consent of the FRBNY. AIG intends to provide such support through August 15, 2010. However, we may implement further measures to preserve our liquidity and capital, including additional on-balance sheet securitizations, portfolio sales, expense reductions, branch closures, and reductions in production. The exact nature and magnitude of any additional measures will be driven by prevailing market conditions, our available resources and needs, and the results of our operations.

Management’s Assessment and Conclusion

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•

the ability and intent of AIG to provide funding to the Company;

•

our ability to comply with our debt covenants;

•

the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments) and receipt of finance charges, which could be materially different than our estimates;

•

our ability to complete additional on-balance sheet securitizations and portfolio sales;

•

renewed access to debt or general credit markets;

•

adverse credit ratings actions on our debt;

•

the potential adverse effect on the Company relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern;

•

constraints on our business resulting from the FRBNY Credit Agreement and other AIG agreements, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as additional on-balance sheet securitizations and portfolio sales, without AIG receiving prior consent from the FRBNY;

•

the potential for continued declines in bond and equity markets;

•

the potential effect on the Company if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans;

•

the potential loss of key personnel; and

•

the potential for additional unforeseen cash demands or accelerations of obligations.

After consideration of the above factors, primarily AIG’s intention to continue to support us, as expressed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months.

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

June 30,	2009		2008
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$19,339.3	82%	$21,421.2	76%
Short-term debt	2,464.7	10	4,040.8	14
Total debt	21,804.0	92	25,462.0	90
Equity	1,843.9	8	2,855.9	10
Total capital	$23,647.9	100%	$28,317.9	100%
Net finance receivables	$21,407.2		$26,538.6

We have issued a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtained our fixed-rate funding by issuing public or private long-term debt with maturities primarily ranging from three to ten years. Until September 2008, AGFC and AGFI obtained most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate debt. We have issued commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At June 30, 2009, we had no issuances of commercial paper outstanding.

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

Accordingly, beginning in first quarter 2007, our targeted leverage was changed to 9.0x of adjusted debt to adjusted tangible equity, where adjusted debt equals total debt less 75% of hybrid debt and where adjusted tangible equity equals total shareholder’s equity plus 75% of hybrid debt and less goodwill, other intangible assets, and accumulated other comprehensive (loss) income. Due to the Company’s and AIG’s liquidity positions, our primary capitalization efforts have been focused on improving liquidity and maintaining compliance with our existing debt agreements, and not on achieving our target leverage. This focus (which will likely continue as long as liquidity challenges persist) could result in AGFI’s actual leverage being different than our most recent target leverage. Our adjusted tangible leverage at June 30, 2009 was 9.90x compared to 9.00x at June 30, 2008, and 11.75x at December 31, 2008. In calculating June 30, 2009 leverage, management deducted $1.2 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 9.32x (including the $800 million loaned to AIG under a demand note as a cash equivalent debt reduction would lower this June 30, 2009 leverage measurement to 8.95x). In calculating December 31, 2008 leverage, management deducted $624.0 million of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 11.44x. Adjusted tangible leverage and effective adjusted tangible leverage each exceeded 9.0x at December 31, 2008 due to the determination that the Company would be required to establish a $622.6 million valuation reserve against its deferred tax assets.

The Company’s 364-day facility (now a one-year term loan) contains a capital support agreement (for the benefit of the lenders under the facility) with AIG, whereby AIG agrees to cause AGFC to maintain: (a) a consolidated net worth (stockholder’s equity minus the amount of accumulated other comprehensive income or loss) of at least $2.200 billion; and (b) an adjusted tangible leverage at or below 8.0x (further adjusting for excess cash for a calculated “support leverage”). At June 30, 2009, the support agreement’s measurement of consolidated net worth was $2.377 billion. If AIG terminates the capital support agreement or does not comply with its terms, the 364-day facility would require renegotiation or repayment. At December 31, 2008, AGFC’s support leverage was 8.99x. During March 2009, AIG caused AGFC to receive a $600.0 million capital contribution that would have reduced AGFC’s support leverage at December 31, 2008 to 7.05x, in addition to supporting AGFC leverage at March 31, 2009. At June 30, 2009, the leverage measurement under the support agreement was 7.40x. Further capital infusions into the Company would require AIG to obtain the consent of the FRBNY under the FRBNY Credit Agreement.

Reconciliations of total debt to adjusted debt were as follows:

	June 30,	June 30,	December 31,
(dollars in millions)	2009	2008	2008
Total debt	$21,804.0	$25,462.0	$24,116.8
75% of hybrid debt	(262.0)	(261.9)	(262.0)
Adjusted debt	$21,542.0	$25,200.1	$23,854.8

Reconciliations of equity to adjusted tangible equity were as follows:

	June 30,	June 30,	December 31,
(dollars in millions)	2009	2008	2008
Equity	$1,843.9	$2,855.9	$1,639.3
75% of hybrid debt	262.0	261.9	262.0
Goodwill	-	(340.6)	-
Other intangible assets	-	(93.7)	-
Accumulated other comprehensive loss	71.1	117.1	129.1
Adjusted tangible equity	$2,177.0	$2,800.6	$2,030.4

Certain debt agreements of the Company contain terms that could result in acceleration of payments. Under certain circumstances, an event of default or declaration of acceleration under the borrowing agreements of the Company could also result in an event of default and declaration of acceleration under other borrowing agreements of the Company, as well as for AIG under the FRBNY Credit Agreement.

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

Liquidity Facilities

We historically maintained credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. Due to the extraordinary events in the credit markets, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008. AGFC does not guarantee any borrowings of AGFI.

As of June 30, 2009, our primary committed credit facilities were as follows:

(dollars in millions)
Facility	Committed Amount	Drawn	Expiration
364-day facility*	$2,450.0	$2,450.0	July 2009
Multi-year facility	2,125.0	2,125.0	July 2010
Total	$4,575.0	$4,575.0

*

AGFI was an eligible borrower under the 364-day facility for up to $400.0 million, which was fully drawn during September 2008 and remained outstanding at June 30, 2009. On July 9, 2009, we converted the outstanding amount under our expiring 364-day facility into one-year term loans.

Each of the facilities has required that AGFC remain directly or indirectly majority-owned by AIG. If AIG were to divest the Company, we would be required to renegotiate or repay the facilities. Outstanding borrowings under the committed credit facilities totaled $65.0 million at June 30, 2008.

On July 9, 2009, we converted the outstanding amount under our expiring 364-day facility into one-year term loans. Any remaining balance of the term loans will mature on July 9, 2010, at which time AGFC and AGFI will be obligated to pay the respective remaining amounts of principal outstanding, plus accrued interest. See Note 15 of the Notes to Condensed Consolidated Financial Statements for further information on the conversion of the facility borrowings into one-year term loans.

If other funding to repay our credit facilities is unavailable, we will seek to replace or extend the facilities on or prior to their expirations. However, there can be no assurance that we will be able to obtain replacements or extensions.

AGFI and certain of its subsidiaries also had uncommitted credit facilities of $195.0 million at June 30, 2009 and 2008. Portions of these uncommitted facilities could be increased depending upon lender ability to participate its loans under these facilities. There were no amounts outstanding under the uncommitted credit facilities at June 30, 2009. Outstanding borrowings under the uncommitted credit facilities at June 30, 2008 totaled $60.0 million.

Liquidity

Traditionally, our sources of funds have included cash flows from operations, issuances of long-term debt in domestic and foreign markets, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, sales of finance receivables, and securitizations. AGFI has also received capital contributions from its parent to support finance receivable growth and maintain targeted leverage. Subject to insurance regulations, we also have the ability to receive dividends from our insurance subsidiaries. AGFC received $466.0 million of dividends from its insurance subsidiaries during 2008, $155.0 million during January 2009, and $45.0 million during February 2009. The majority of these insurance subsidiary dividends during the past twelve months exceeded insurance company ordinary dividend levels and required regulatory approval before they could be paid. There can be no assurance that any regulatory approvals for such future dividends will be obtained.

Due to the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008. In addition, we borrowed funds from AIG Funding, Inc. (AIG Funding) under a demand note agreement. Until there is a significant improvement in credit markets or we have a financially stronger parent, we anticipate that our primary sources of funds to support operations and repay obligations will be finance receivable collections from operations, while we significantly limit our lending activities and focus on expense reductions. Alternative funding sources currently under evaluation include additional on-balance sheet securitizations, portfolio sales, and borrowings from AIG Funding. Accessing these funding sources is uncertain and may require AIG to obtain the consent of the FRBNY under the FRBNY Credit Agreement.

The principal factors that could decrease our liquidity are customer non-payment, a decline in customer prepayments, a prolonged inability to access our historical capital market sources, and AIG’s inability to provide funding. We intend to support our liquidity position by operating the Company utilizing the following strategies:

•

limiting net originations and purchases of finance receivables and having more restrictive underwriting standards and pricing for such loans; and

•

pursuing possible alternative funding sources, including additional on-balance sheet securitizations, portfolio sales, and borrowings from AIG Funding.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

Principal sources and uses of cash were as follows:

Six Months Ended June 30,
(dollars in millions)	2009	2008
Principal sources of cash: Net collections/originations and purchases of finance receivables	$1,436.9	$ -
Sales of finance receivables held for sale originated as held for investment	1,402.5	-
Capital contributions	601.1	145.0
Operations	264.7	548.7
Total	$3,705.2	$ 693.7
Principal uses of cash: Net repayment/issuances of debt	$2,378.1	$1,218.4
Establishment of note receivable from affiliate	800.5	-
Net collections/originations and purchases of finance receivables	-	1,199.4
Total	$3,178.6	$2,417.8

During March 2009, AGFC repaid the $419.5 million (plus interest) owed under the demand note agreement with AIG Funding and, on March 24, 2009, loaned $800.0 million to AIG under a demand note that is callable on one business day’s notice. The cash used to fund the repayment of the demand note and the loan to AIG came from asset sale proceeds, operations, insurance subsidiary dividends, and the AIG capital contribution received in March 2009. This loan is subject to a subordination agreement in favor of the FRBNY. This repayment and loan to AIG were made as a short-term investment source for excess cash and to facilitate AIG’s obligation to manage its excess cash and excess cash held by its subsidiaries under the FRBNY Facility.

CRITICAL ACCOUNTING ESTIMATES

Allowance for Finance Receivable Losses

We consider our most critical accounting estimate to be the establishment of an adequate allowance for finance receivable losses. Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly. The Credit Strategy and Policy Committee exercises its judgment, based on quantitative analyses, qualitative factors, and each committee member’s experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. If the committee’s review concludes that an adjustment is necessary, we charge or credit this adjustment to expense through the provision for finance receivable losses. On a quarterly basis, AIG’s Chief Credit Officer and the Chief Financial Officer of AIG’s Financial Services Division review and approve the conclusions reached by the committee. We consider this estimate to be a critical accounting estimate that affects the net income of the Company in total and the pretax operating income of our branch and centralized real estate business segments. We document the adequacy of the allowance for finance receivable losses, the analysis of the trends in credit quality, and the current economic conditions considered by the Credit Strategy and Policy Committee to support its conclusions. See Analysis of Operating Results and Financial Condition – Provision for Finance Receivable Losses for further information on the allowance for finance receivable losses.

Valuation Allowance on Deferred Tax Assets

At June 30, 2009, net deferred tax assets after valuation allowance totaled $23.5 million. SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) permits a deferred tax asset to be recorded if the asset meets a more likely than not standard (i.e. more than 50 percent likely) that the asset will be realized. Realization of our net deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits were generated. Because the realization of the deferred tax assets relies on a projection of future income, we view this as a critical accounting estimate.

When making our assessment about the realization of our deferred tax assets at June 30, 2009, we considered all available evidence, including:

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

We initially assessed the potential for impairment by estimating the fair value of each of our reporting units and comparing the estimated fair values with the carrying amounts of those reporting units, including goodwill. The estimate of a reporting unit’s fair value was calculated using the discounted expected future cash flows approach. If the carrying value of a reporting unit exceeded its estimated fair value, goodwill associated with that reporting unit was potentially impaired. The amount of impairment was measured as the excess of the carrying value of goodwill over the estimated fair value of the goodwill. The estimated fair value of the goodwill was measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit’s assets and liabilities in a hypothetical market. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20%. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), in third quarter 2008 we wrote down our goodwill to zero fair value, reflecting our reduced discounted cash flow expectations. This impairment charge was recorded in operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by SEC rules.

SEGMENTS

See Note 11 of the Notes to Condensed Consolidated Financial Statements for a description of our business segments.

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

	Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008
Net finance receivables: Branch real estate loans			$ 8,809.7	$ 9,521.2
Centralized real estate			7,179.5	10,450.8
Branch non-real estate loans			3,568.7	4,196.9
Branch retail sales finance			1,735.1	2,218.6
Total segment net finance receivables			21,293.0	26,387.5
All other			114.2	151.1
Net finance receivables			$21,407.2	$26,538.6
Yield: Branch real estate loans	9.36%	10.16%	9.47%	10.44%
Centralized real estate	5.93	6.19	6.03	6.22
Branch non-real estate loans	20.34	20.29	20.29	20.50
Branch retail sales finance	11.96	11.64	11.56	11.70
Total segment yield	10.15	10.30	10.17	10.38
All other effect on yield	(0.01)	(0.10)	(0.01)	(0.06)
Total yield	10.14	10.20	10.16	10.32
Charge-off ratio: Branch real estate loans	3.14%	1.43%	2.92%	1.31%
Centralized real estate	2.00	0.55	1.67	0.43
Branch non-real estate loans	8.26	5.67	8.11	5.38
Branch retail sales finance	5.10	3.24	4.77	3.08
Total segment charge-off ratio	3.72	1.90	3.46	1.73
All other effect on charge-off ratio	-	(0.17)	-	(0.09)
Total charge-off ratio	3.72	1.73	3.46	1.64
Delinquency ratio: Branch real estate loans			5.90%	4.00%
Centralized real estate			6.39	3.04
Branch non-real estate loans			4.86	4.42
Branch retail sales finance			3.69	2.48
Total segment delinquency ratio			5.67	3.56
All other effect on delinquency ratio			-	-
Total delinquency ratio			5.67	3.56

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables for the business segments were as follows:

June 30,
(dollars in millions)	2009	2008
Net finance receivables: Branch real estate loans:
Prime	$1,515.2	$ 1,606.2
Non-prime	1,636.3	1,754.7
Sub-prime	5,640.4	6,033.3
Other/FICO unavailable	17.8	127.0
Total	$8,809.7	$ 9,521.2
Centralized real estate loans:
Prime	$5,406.7	$ 8,000.8
Non-prime	1,283.3	1,765.8
Sub-prime	486.3	643.2
Other/FICO unavailable	3.2	41.0
Total	$7,179.5	$10,450.8
Branch non-real estate loans:
Prime	$ 626.2	$ 679.8
Non-prime	799.2	998.0
Sub-prime	2,125.4	2,402.1
Other/FICO unavailable	17.9	117.0
Total	$3,568.7	$ 4,196.9
Branch retail sales finance:
Prime	$1,108.6	$ 1,398.7
Non-prime	246.0	326.2
Sub-prime	366.0	418.9
Other/FICO unavailable	14.5	74.8
Total	$1,735.1	$ 2,218.6

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for the business segments were as follows:

June 30,	2009	2008
Delinquency ratio: Branch real estate loans:
Prime	3.12%	1.64%
Non-prime	5.44	3.00
Sub-prime	6.79	4.94
Other/FICO unavailable	5.30	3.47
Total	5.90	4.00
Centralized real estate loans:
Prime	5.00%	2.15%
Non-prime	10.70	6.04
Sub-prime	10.38	5.94
Other/FICO unavailable	2.96	14.08
Total	6.39	3.04
Branch non-real estate loans:
Prime	2.81%	2.33%
Non-prime	4.26	3.63
Sub-prime	5.70	5.28
Other/FICO unavailable	2.77	5.50
Total	4.86	4.42
Branch retail sales finance:
Prime	1.93%	1.11%
Non-prime	6.47	4.25
Sub-prime	7.35	5.69
Other/FICO unavailable	2.21	2.81
Total	3.69	2.48

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Loss

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008
Net loss	$(226.3)	$(32.8)	$(474.4)	$ (66.1)
Amount change	$(193.5)	$(69.8)	$(408.3)	$(118.4)
Percent change	(589)%	(189)%	(618)%	(227)%
Return on average assets	(3.61)%	(0.44)%	(3.73)%	(0.45)%
Return on average equity	(45.61)%	(4.57)%	(50.42)%	(4.65)%
Ratio of earnings to fixed charges	0.11x	0.79x	0.13x	0.82x

During 2008 and the six months ended June 30, 2009, the U.S. residential real estate markets and credit markets experienced significant disruption as housing prices continued to generally decline, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. These market developments contributed to our net loss for the three and six months ended June 30, 2009 and 2008.

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

Net loss for the three and six months ended June 30, 2009 and 2008 reflected higher provision for finance receivable losses, as a result of our higher levels of delinquency and net charge-offs, and lower finance charges reflecting sales of real estate loan portfolios as part of our liquidity management efforts. See Finance Charges and Provision for Finance Receivable Losses for further information.

See Note 11 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

For a discussion of risk factors relating to our businesses, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008
Real estate loans	$ 328.9	$ 404.4	$ 680.2	$ 806.7
Non-real estate loans	186.5	210.5	381.8	412.6
Retail sales finance	55.1	60.4	113.1	122.0
Total	$ 570.5	$ 675.3	$ 1,175.1	$ 1,341.3
Amount change	$ (104.8)	$ 31.5	$ (166.2)	$ 59.8
Percent change	(16)%	5%	(12)%	5%
Average net receivables	$22,546.0	$26,594.9	$23,296.5	$26,106.7
Yield	10.14%	10.20%	10.16%	10.32%

Finance charges (decreased) increased due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008
Change in average net receivables	$(103.1)	$ 54.2	$(143.1)	$ 86.7
Decrease in yield	(1.7)	(22.7)	(17.4)	(33.4)
Change in number of days	-	-	(5.7)	6.5
Total	$(104.8)	$ 31.5	$(166.2)	$ 59.8

Average net receivables and changes in average net receivables by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$17,020.8	$(3,170.0)	$20,190.8	$1,125.7
Non-real estate loans	3,677.2	(511.6)	4,188.8	532.7
Retail sales finance	1,848.0	(367.3)	2,215.3	282.7
Total	$22,546.0	$(4,048.9)	$26,594.9	$1,941.1
Percent change		(15)%		8%

Six Months Ended June 30,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$17,539.3	$(2,322.7)	$19,862.0	$ 848.1
Non-real estate loans	3,786.2	(272.3)	4,058.5	459.5
Retail sales finance	1,971.0	(215.2)	2,186.2	263.1
Total	$23,296.5	$(2,810.2)	$26,106.7	$1,570.7
Percent change		(11)%		6%

The decrease in average net finance receivables reflected the slower U.S. housing market, our tighter underwriting guidelines, and liquidity management efforts. We transfer finance receivables to finance receivables held for sale when it is no longer more likely than not that we will hold those finance receivables for the foreseeable future as part of our liquidity management efforts. In December 2008, we transferred $972.5 million of real estate loans from finance receivables to finance receivables held for sale. During the three months and six months ended June 30, 2009, we transferred $761.8 million and $1.3 billion, respectively, of real estate loans from finance receivables to finance receivables held for sale. As of June 30, 2009, it is more likely than not that we will hold the remainder of the finance receivable portfolio for the foreseeable future, as management’s intent is to focus on alternative funding sources, including on-balance sheet securitizations.

Effective February 29, 2008, we purchased a substantial portion of Equity One, Inc.’s consumer branch finance receivable portfolio consisting of $1.014 billion of real estate loans, $289.8 million of non-real estate loans, and $156.0 million of retail sales finance receivables.

Yield and changes in yield in basis points (bp) by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2009		2008
	Yield	Change	Yield	Change
Real estate loans	7.75%	(30) bp	8.05%	(34) bp
Non-real estate loans	20.32	15	20.17	(53)
Retail sales finance	11.96	101	10.95	(68)
Total	10.14	(6)	10.20	(27)

Six Months Ended June 30,	2009		2008
	Yield	Change	Yield	Change
Real estate loans	7.82%	(35) bp	8.17%	(30) bp
Non-real estate loans	20.27	(13)	20.40	(37)
Retail sales finance	11.56	35	11.21	(39)
Total	10.16	(16)	10.32	(20)

Yield remained near the same for the three months ended June 30, 2009 when compared to the same period in 2008 primarily due to higher retail sales finance and non-real estate loan yield reflecting the origination of new finance receivables at higher rates based on market conditions and the discontinuation of certain promotional products, substantially offset by lower real estate loan yield reflecting the increase in later stage delinquencies (which result in reversal of accrued finance charges) and the increase of real estate loan modifications (which result in reduced finance charges).

Yield decreased for the six months ended June 30, 2009 when compared to the same period in 2008 primarily due to the increase in later stage delinquencies and the increase of real estate loan modifications, partially offset by the origination of new finance receivables at higher rates based on market conditions and the discontinuation of certain promotional products.

Insurance Revenues

Insurance revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008
Earned premiums	$33.8	$39.8	$ 68.6	$78.5
Commissions	0.2	1.1	0.4	2.2
Total	$34.0	$40.9	$ 69.0	$80.7
Amount change	$(6.9)	$(0.9)	$(11.7)	$(2.6)
Percent change	(17)%	(2)%	(14)%	(3)%

Earned premiums decreased for the three and six months ended June 30, 2009 when compared to the same periods in 2008 primarily due to a decrease in non-credit premium volume. Commissions decreased for the three and six months ended June 30, 2009 when compared to the same periods in 2008 primarily due to a decline in commissions that Ocean receives from the sale of various insurance products.

Investment Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008
Investment revenue	$14.7	$ 6.9	$23.4	$ 23.2
Amount change	$ 7.8	$(14.2)	$ 0.2	$(20.5)
Percent change	113%	(67)%	1%	(47)%

Investment revenue was affected by the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008
Average invested assets	$900.1	$1,570.4	$902.5	$1,573.1
Average invested asset yield	5.84%	5.90%	5.88%	5.88%
Net realized gains (losses) on investment securities and securities lending	$ 1.2	$ (17.0)	$ (4.4)	$ (26.0)

The decrease in average invested assets for the three and six months ended June 30, 2009 when compared to the same periods in 2008 was primarily due to sales of investment securities, the proceeds of which were used by our insurance subsidiaries to pay dividends to AGFC during 2008 and the first quarter of 2009.

Net realized losses on investment securities and securities lending included other-than-temporary impairments on our investments in AIG’s securities lending pool, which we exited during third quarter 2008, of $10.2 million for the three months ended June 30, 2008 and $17.9 million for the six months ended June 30, 2008.

Loan Brokerage Fees Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008
Loan brokerage fees revenues	$ 1.5	$ 7.0	$ 3.1	$ 16.1
Amount change	$ (5.5)	$(13.2)	$(13.0)	$(27.1)
Percent change	(78)%	(65)%	(81)%	(63)%

Loan brokerage fees revenues decreased for the three and six months ended June 30, 2009 when compared to the same periods in 2008 primarily due to a significant decline in Ocean’s brokered loan volume reflecting the slower United Kingdom housing market.

Net Service Fees from Affiliates

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008
Net service fees from affiliates	$ 2.4	$25.9	$ 3.3	$ 44.9
Amount change	$(23.5)	$75.0	$(41.6)	$221.5
Percent change	(91)%	153%	(93)%	125%

Net service fees from affiliates decreased for the three and six months ended June 30, 2009, when compared to the same periods in 2008 primarily due to the 2008 reversals of reserves that were recorded in 2007 for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. (In first quarter 2006, we terminated the mortgage services agreements with AIG Bank and began originating finance receivables held for sale using our own state licenses.) We established a $128 million reserve in first quarter 2007 and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s then best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. As a result of our evaluations of our loss exposure, we reduced the OTS remediation reserve by $18 million in first quarter 2008 and $25 million in second quarter 2008. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement.

Other Revenues

Other revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008
Mark to market provision on finance receivables held for sale originated as held for investment	$(68.7)	$ -	$(78.4)	$ -
Foreign exchange (loss) gain on foreign currency denominated debt	(38.7)	-	(38.2)	0.8
Derivative adjustments	(2.3)	(5.5)	(26.0)	(62.9)
Writedowns on real estate owned	(7.3)	(5.8)	(19.8)	(10.3)
Net loss on sales of finance receivables held for sale originated as held for investment	(5.4)	-	(14.9)	-
Net loss on sales of real estate owned	(6.6)	(7.1)	(12.0)	(11.8)
Interest income on finance receivables held for sale originated as held for investment	5.8	-	10.3	-
Mortgage banking revenues	2.4	(0.4)	2.9	5.6
Other	0.7	(1.6)	2.9	1.3
Total	$(120.1)	$(20.4)	$(173.2)	$ (77.3)
Amount change	$ (99.7)	$(51.8)	$ (95.9)	$(174.5)
Percent change	(488)%	(165)%	(124)%	(180)%

The loss in other revenues for the three and six months ended June 30, 2009 reflected losses arising from the mark to market provision on finance receivables held for sale originated as held for investment. During the three and six months ended June 30, 2009, we transferred $761.8 million and $1.3 billion, respectively, of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. Based on negotiations with prospective purchasers, we determined that a mark to market provision on finance receivables held for sale originated as held for investment of $68.7 million and $78.4 million for the three and six months ended June 30, 2009, respectively, was necessary to reduce the carrying amount of these finance receivables held for sale to fair value.

The loss in other revenues for the three and six months ended June 30, 2009 also reflected losses arising from foreign exchange losses on foreign currency denominated debt and derivative adjustments. Derivative adjustments for the three months ended June 30, 2009 included a credit valuation adjustment loss of $38.4 million on our fair value derivatives due to the implementation of SFAS 157 effective January 1, 2008, partially offset by an ineffectiveness gain of $9.2 million. Derivative adjustments for the six months ended June 30, 2009 included a credit valuation adjustment loss of $36.8 million on our fair value derivatives and an ineffectiveness loss of $15.0 million. Due to the de-designation of our fair value hedge on April 1, 2009, we recorded a foreign exchange loss of $38.7 million, partially offset by a derivative adjustment gain of $26.8 million for the three and six months ended June 30, 2009. The credit valuation adjustment losses on our fair value derivatives resulted from the measurement of credit risk using credit default swap valuation modeling. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives were with AIGFP, a non-subsidiary affiliate that receives credit support from AIG, its parent.

Derivative adjustments for the six months ended June 30, 2008 reflected a credit valuation adjustment loss of $34.5 million on the fair value of our derivatives due to the implementation of SFAS 157 effective January 1, 2008 (of which $13.3 million represents the transition amount at January 1, 2008, from the adoption of SFAS 157), and an ineffectiveness loss of $26.3 million. Derivative adjustments for the three months ended June 30, 2008 reflected an ineffectiveness loss of $11.0 million, partially offset by a credit valuation adjustment gain of $4.9 million.

The loss in other revenues for the three and six months ended June 30, 2009 when compared to the same periods in 2008 also reflected an increase in activity on real estate owned resulting from negative economic fundamentals and the downturn in the U.S. residential real estate market.

Interest Expense

The impact of using the swap agreements that qualify for hedge accounting under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008
Long-term debt	$ 231.3	$ 274.6	$ 475.0	$ 562.0
Short-term debt	28.1	25.7	63.7	55.3
Total	$ 259.4	$ 300.3	$ 538.7	$ 617.3
Amount change	$ (40.9)	$ (9.3)	$ (78.6)	$ (2.8)
Percent change	(14)%	(3)%	(13)%	-%
Average borrowings	$22,157.2	$24,927.2	$22,618.3	$24,730.3
Interest expense rate	4.68%	4.82%	4.76%	4.99%

Interest expense decreased due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008
Change in average borrowings	$(33.9)	$ 16.8	$(52.7)	$ 26.2
Decrease in interest expense rate	(7.0)	(26.1)	(25.9)	(29.0)
Total	$(40.9)	$ (9.3)	$(78.6)	$ (2.8)

Average borrowings and changes in average borrowings by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$19,670.3	$(1,651.6)	$21,321.9	$ 2,937.3
Short-term debt	2,486.9	(1,118.4)	3,605.3	(1,655.4)
Total	$22,157.2	$(2,770.0)	$24,927.2	$ 1,281.9
Percent change		(11)%		5%

Six Months Ended June 30,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$19,874.9	$(1,495.8)	$21,370.7	$ 2,280.8
Short-term debt	2,743.4	(616.2)	3,359.6	(1,279.4)
Total	$22,618.3	$(2,112.0)	$24,730.3	$ 1,001.4
Percent change		(9)%		4%

Contractual maturities of debt by type for the next four quarters are as follows:

	Long-term	Short-term
(dollars in millions)	Debt	Debt	Total
Third quarter 2009*	$ 759.2	$2,464.7	$3,223.9
Fourth quarter 2009	1,661.1	-	1,661.1
First quarter 2010	739.4	-	739.4
Second quarter 2010	590.4	-	590.4
Twelve months ended June 30, 2010	$3,750.1	$2,464.7	$6,214.8

*

Short-term debt included a 364-day credit facility of $2.450 billion which was fully drawn ($2.050 billion by AGFC) during September 2008. On July 9, 2009, we converted the outstanding amount under this expired facility into one-year term loans, which will mature on July 9, 2010.

During the twelve months ended June 30, 2009, AGFC issued $2.2 billion of long-term debt, including a full draw on the $2.125 billion multi-year committed credit facility. We used the proceeds of these long-term debt issuances primarily to repay maturing debt.

As a result of the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, the credit ratings for our debt were downgraded. Since we did not have access to our traditional sources of long-term or short-term financing through the debt markets, we borrowed all available commitments under our primary credit facilities during September 2008. Prior to our credit facility borrowings, we also borrowed funds under a demand note agreement with AIG Funding. The outstanding balance under this demand note accrued interest at a rate based upon AIG’s borrowing rate under the FRBNY Credit Agreement. During March 2009, AGFC repaid the $419.5 million (plus interest) owed under this demand note. Under certain circumstances, an event of default or declaration of acceleration under our borrowing agreements could also result in an event of default under other borrowing agreements of the Company, as well as for AIG under the FRBNY Credit Agreement.

Interest expense rate and changes in interest expense rate in basis points by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2009		2008
	Rate	Change	Rate	Change
Long-term debt	4.71%	(44) bp	5.15%	(4) bp
Short-term debt	4.47	161	2.86	(252)
Total	4.68	(14)	4.82	(41)

Six Months Ended June 30,	2009		2008
	Rate	Change	Rate	Change
Long-term debt	4.78%	(47) bp	5.25%	6 bp
Short-term debt	4.62	132	3.30	(210)
Total	4.76	(23)	4.99	(24)

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

The following table presents the credit ratings of AGFI and AGFC as of August 11, 2009. These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. AGFI does not intend to disclose any future changes to, or suspensions or withdrawals of, these ratings except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

	Short-term Debt			Senior Long-term Debt
	Moody’s (a)	S&P (b)	Fitch (c)	Moody’s (a) (d)	S&P (b) (e)	Fitch (f) (g)
AGFC	P-3 (3rd of 3)	B (4th of 6)	-	Baa3 (4th of 9)	BB+ (5th of 8)	BB (5th of 9)
AGFI	P-3	B	-	-	-	BB

(a)

Under Review Negative.

(b)

Negative Outlook.

(c)

On May 15, 2009, Fitch Ratings (Fitch) withdrew its short-term debt ratings for AGFC and AGFI.

(d)

Moody’s Investors Service (Moody’s) appends numerical modifiers 1, 2, and 3 to the generic rating categories to show relative position within rating categories.

(e)

Standard & Poor’s (S&P) ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(f)

Fitch ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(g)

Rating Watch Negative.

Operating Expenses

Operating expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008
Salaries and benefits	$115.7	$129.9	$229.0	$262.1
Other operating expenses	88.6	115.5	164.8	218.6
Total	$204.3	$245.4	$393.8	$480.7
Amount change	$ (41.1)	$ 3.9	$ (86.9)	$ (30.0)
Percent change	(17)%	2%	(18)%	(6)%
Operating expenses as a percentage of average net receivables	3.62%	3.69%	3.38%	3.68%

Salaries and benefits decreased for the three and six months ended June 30, 2009 when compared to the same periods in 2008 primarily due to fewer employees. The decrease in the number of employees in our centralized real estate business segment reflected our decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008. The decrease in the number of employees in our branch business segment reflected 242 branch office closings in 2008 (including 179 branch offices closed during fourth quarter 2008) and 149 branch office closings in second quarter 2009. Due to economic conditions, we re-evaluated our branch business segment during 2008 and re-evaluated all of our business segments and other operations (including headquarters) in second quarter 2009, both of which resulted in the consolidation of certain branch operations and branch office closings throughout the United States and reductions in our number of employees.

Other operating expenses decreased for the three and six months ended June 30, 2009 when compared to the same periods in 2008 primarily due to lower advertising expenses and reduced operating expenses resulting from our decision to significantly reduce our mortgage banking operations in 2008 and the branch office closings in 2008 and 2009. In second quarter 2008, we recorded a pretax charge of $27 million resulting from our decision to significantly reduce our mortgage banking operations. The primary components of the $27 million pretax charge were $11 million in lease termination costs and fixed asset disposals, $11 million in intangible impairments, and $3 million in one-time termination costs.

Operating expenses as a percentage of average net receivables decreased for the three and six months ended June 30, 2009 when compared to the same periods in 2008 primarily due to lower operating expenses, partially offset by the decline in average net finance receivables.

Provision for Finance Receivable Losses

	Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008
Provision for finance receivable losses	$260.1	$238.0	$ 614.8	$413.6
Amount change	$ 22.1	$153.4	$ 201.2	$272.5
Percent change	9%	181%	49%	193%
Net charge-offs	$212.2	$115.4	$ 407.2	$212.9
Charge-off ratio	3.72%	1.73%	3.46%	1.64%
Charge-off coverage	1.57x	1.74x	1.64x	1.88x
60 day+ delinquency			$1,240.1	$965.1
Delinquency ratio			5.67%	3.56%
Allowance for finance receivable losses			$1,332.7	$802.6
Allowance ratio			6.23%	3.02%

Provision for finance receivable losses increased for the three and six months ended June 30, 2009 when compared to the same periods in 2008 as a result of our higher levels of delinquency and net charge-offs in 2009.

Net charge-offs and changes in net charge-offs by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$112.0	$65.1	$ 46.9	$27.6
Non-real estate loans	76.2	24.4	51.8	18.4
Retail sales finance	24.0	7.3	16.7	6.6
Total	$212.2	$96.8	$115.4	$52.6

Six Months Ended June 30,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$204.8	$124.8	$ 80.0	$45.0
Non-real estate loans	154.4	53.7	100.7	32.6
Retail sales finance	48.0	15.8	32.2	13.0
Total	$407.2	$194.3	$212.9	$90.6

Charge-off ratios and changes in charge-off ratios in basis points by type when compared to the same periods for the previous year were as follows:

Three Months Ended June 30,	2009		2008
	Ratio	Change	Ratio	Change
Real estate loans	2.60%	167 bp	0.93%	52 bp
Non-real estate loans	8.22	327	4.95	127
Retail sales finance	5.11	209	3.02	91
Total	3.72	199	1.73	71

Six Months Ended June 30,	2009		2008
	Ratio	Change	Ratio	Change
Real estate loans	2.31%	150 bp	0.81%	44 bp
Non-real estate loans	8.07	308	4.99	119
Retail sales finance	4.77	181	2.96	96
Total	3.46	182	1.64	64

Total charge-off ratio increased for the three and six months ended June 30, 2009 when compared to the same periods in 2008 primarily due to negative economic fundamentals, the aging of the real estate loan portfolio, portfolio sales and liquidations, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower charge-off rates.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), decreased for the three months and six months ended June 30, 2009 when compared to the same periods in 2008 primarily due to higher net charge-offs, partially offset by higher allowance for finance receivable losses.

Delinquency based on contract terms in effect and changes in delinquency by type when compared to the same period for the previous year were as follows:

June 30,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$ 981.7	$279.7	$702.0	$328.3
Non-real estate loans	187.7	(14.4)	202.1	59.0
Retail sales finance	70.7	9.7	61.0	24.2
Total	$1,240.1	$275.0	$965.1	$411.5

Delinquency ratios based on contract terms in effect and changes in delinquency ratios in basis points by type when compared to the same period for the previous year were as follows:

June 30,	2009		2008
	Ratio	Change	Ratio	Change
Real estate loans	6.10%	260 bp	3.50%	155 bp
Non-real estate loans	4.87	45	4.42	90
Retail sales finance	3.69	121	2.48	78
Total	5.67	211	3.56	138

The delinquency ratio at June 30, 2009 increased when compared to June 30, 2008 primarily due to negative economic fundamentals, the aging of the real estate loan portfolio, portfolio sales and liquidations, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower delinquency rates. The transfer of $761.8 million of predominately non-delinquent real estate loans to finance receivables held for sale during second quarter 2009 accounted for 28 basis points of the increase in the real estate loan delinquency ratio at June 30, 2009.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at June 30, 2009 when compared to June 30, 2008 was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses in response to our higher levels of delinquency. The allowance for finance receivable losses at June 30, 2009 also included $132.2 million related to TDRs.

The increase in the allowance ratio at June 30, 2009 when compared to June 30, 2008 was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses and a decline in finance receivables during the twelve months ended June 30, 2009.

Real estate owned increased to $148.2 million at June 30, 2009 from $131.7 million at June 30, 2008, reflecting an increase in foreclosures as a result of negative economic fundamentals and the downturn in the U.S. residential real estate market.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008
Claims incurred	$20.4	$16.3	$41.6	$34.4
Change in benefit reserves	(3.9)	(0.2)	(8.3)	(1.8)
Total	$16.5	$16.1	$33.3	$32.6
Amount change	$ 0.4	$ (0.1)	$ 0.7	$ (0.1)
Percent change	2%	(1)%	2%	-%

Insurance losses and loss adjustment expenses increased for the three and six months ended June 30, 2009 when compared to the same periods in 2008 primarily due to higher claims incurred, partially offset by favorable changes in benefit reserves reflecting a decrease in non-credit premium volume.

Benefit from Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008
Benefit from income taxes	$ (10.9)	$(31.4)	$ (5.5)	$ (49.2)
Amount change	$ 20.5	$(51.8)	$ 43.7	$ (64.6)
Percent change	65%	(254)%	89%	(419)%
Pretax loss	$(237.2)	$(64.2)	$(479.9)	$(115.3)
Effective income tax rate	4.58%	48.85%	1.15%	42.67%

Pretax loss for the three and six months ended June 30, 2009 when compared to the same periods in 2008 reflected significantly higher provision for finance receivable losses, as a result of our higher levels of delinquency and net charge-offs, and lower finance charges reflecting sales of real estate loan portfolios as part of our liquidity management efforts.

As of June 30, 2009, we had a deferred tax asset valuation allowance of $759.4 million to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. After the valuation allowance, we had a net deferred tax asset of $23.5 million, which reflected the net deferred tax asset of our Puerto Rico subsidiary and the tax effect of unrealized losses on certain of our available-for-sale investment securities, which management believes is more likely than not of being realized because of our intent and ability to hold these securities until the unrealized losses are recovered. Realization of our net deferred tax asset depends on the ability of the subsidiary to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits were generated.

In second quarter 2009, we recorded a tax true-up of $14.5 million (which increased benefit from income taxes) to reflect AIG’s revised methodology for the allocation of AIG’s tax assets to its subsidiaries, resulting from the utilization of 2008 net operating losses.

The effective income tax rate for the three and six months ended June 30, 2009 reflected additions to our deferred tax valuation allowance.

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

We have issued fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also has altered the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt interest payments to floating-rate interest payments. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 28% of our borrowings at June 30, 2009 and June 30, 2008. Adjustable-rate net finance receivables represented 5% of our total portfolio at June 30, 2009, compared to 4% at June 30, 2008. Some of our adjustable-rate real estate loans contain a fixed-rate for the first 24, 36, 48, or 60 months and then convert to an adjustable-rate for the remainder of the term. These real estate loans still in a fixed-rate period represented 1% of total real estate loans at June 30, 2009, compared to 3% at June 30, 2008. Approximately 5% of our real estate loans at June 30, 2009 are scheduled to reset by the end of 2009 and another 2% by the end of 2010.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of June 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the preparation of AIG’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, AIG management assessed AIG’s ability to continue as a going concern. Based on the U.S. government’s continuing commitment to AIG, AIG’s recently completed transactions and the other expected transactions with the FRBNY, and AIG management’s plans to stabilize its businesses and dispose of certain of its non-core assets, and after consideration of the risks and uncertainties of such commitment and plans, AIG management believes that AIG will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of the above-mentioned risks and uncertainties could prove to be materially incorrect or that AIG’s proposed transactions with the FRBNY will not be consummated or fail to achieve their desired objectives. If one or more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they become due. If AIG is not able to meet its obligations as they become due, it will have a negative impact on our business and results of operations and on our ability to borrow funds from AIG, to make our debt payments, and to issue new debt.

The assessment of our liquidity is based upon significant judgments or estimates that could prove to be materially incorrect.

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•

the ability and intent of AIG to provide funding to the Company;

•

our ability to comply with our debt covenants;

•

the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments) and receipt of finance charges, which could be materially different than our estimates;

•

our ability to complete additional on-balance sheet securitizations and portfolio sales;

•

renewed access to debt or general credit markets;

•

adverse credit ratings actions on our debt;

•

the potential adverse effect on the Company relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern;

•

constraints on our business resulting from the FRBNY Credit Agreement and other AIG agreements, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as additional on-balance sheet securitizations and portfolio sales, without AIG receiving prior consent from the FRBNY;

•

the potential for continued declines in bond and equity markets;

•

the potential effect on the Company if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans;

•

the potential loss of key personnel; and

•

the potential for additional unforeseen cash demands or accelerations of obligations.

After consideration of the above factors, primarily AIG’s intention to continue to support us, as expressed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect.

Item 5.  Other Information.

Affiliate Lending

On August 11, 2009, AGFC made a loan of $750.0 million to its indirect parent, AIG, as evidenced by a Demand Note Agreement between AGFC and AIG dated March 24, 2009, and a Demand Promissory Note by AIG in favor of AGFC dated August 11, 2009. The interest rate for the unpaid principal balance is overnight LIBOR plus 50 basis points. Interest is payable monthly, and principal and interest also are payable on demand at any time, provided that notice of demand is delivered to AIG at least one business day prior to the date payment is demanded. AIG may repay principal and interest at any time without penalty. The cash used to fund this loan came from proceeds from AGFC’s July 2009 securitization and from operations. This loan is subject to a subordination agreement in favor of the FRBNY and was made as a short-term investment source for excess cash and to facilitate AIG’s obligation to manage its excess cash and excess cash held by its subsidiaries under the FRBNY Facility. At August 11, 2009, AGFC had $1.6 billion in outstanding demand note loans to AIG.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 71 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE, INC.
(Registrant)
Date:	August 12, 2009	By	/s/	Donald R. Breivogel, Jr.
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

10.3

Commitment to Purchase Financial Instrument and Service Participation Agreement dated July 17, 2009 between MorEquity, Inc. and the Federal National Mortgage Association. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated July 17, 2009.

10.4

Mortgage Loan Purchase Agreement dated July 30, 2009 between MorEquity, Inc., American General Financial Services of Arkansas, Inc., American General Home Equity, Inc., American General Finance Corporation, and Third Street Funding LLC. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated July 30, 2009.

10.5

Purchase Agreement dated July 30, 2009 between Third Street Funding LLC and American General Mortgage Loan Trust 2009-1. Incorporated by reference to Exhibit (10.2) to the Company’s Current Report on Form 8-K dated July 30, 2009.

10.6

Letter Agreement dated July 8, 2009 between PennyMac Loan Services, LLC; Credit Suisse; and American General Finance Corporation.

10.7

Demand Promissory Note between American General Finance Corporation and American International Group, Inc. dated August 11, 2009.

12

Computation of Ratio of Earnings to Fixed Charges

31.1

Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of American General Finance, Inc.

31.2

Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of American General Finance, Inc.

32

Section 1350 Certifications