Form 10-Q
period 2009-09-30
AMERICAN GENERAL FINANCE INC
filed 2009-11-10
CIK 25600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	September 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 2-82985 AMERICAN GENERAL FINANCE, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1313922
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
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

At November 9, 2009, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Revenues Finance charges	$ 536,529	$ 670,148	$1,711,596	$2,011,447
Insurance	33,888	39,581	102,926	120,275
Mark to market provision on finance receivables held for sale originated as held for investment	(15,815)	-	(94,224)	-
Investment	12,073	(13,098)	35,488	10,143
Loan brokerage fees	1,887	5,711	4,979	21,850
Net service fees from affiliates	16,516	10,979	19,818	55,854
Other	15,628	(7,157)	(79,199)	(84,490)
Total revenues	600,706	706,164	1,701,384	2,135,079
Expenses Interest expense	283,988	308,338	822,678	925,633
Operating expenses: Salaries and benefits	102,577	121,364	331,543	383,490
Other operating expenses	76,430	528,966	241,258	747,555
Provision for finance receivable losses	252,878	308,490	867,696	722,131
Insurance losses and loss adjustment expenses	14,237	22,268	47,506	54,841
Total expenses	730,110	1,289,426	2,310,681	2,833,650
Loss before benefit from income taxes	(129,404)	(583,262)	(609,297)	(698,571)
Benefit from Income Taxes	(364,508)	(79,779)	(370,029)	(128,979)
Net Income (Loss)	$ 235,104	$(503,483)	$ (239,268)	$ (569,592)

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(dollars in thousands)	2009	2008
Assets Net finance receivables: Real estate loans	$15,148,647	$18,352,859
Non-real estate loans	3,363,923	4,035,152
Retail sales finance	1,410,545	2,211,359
Net finance receivables	19,923,115	24,599,370
Allowance for finance receivable losses	(1,356,465)	(1,140,421)
Net finance receivables, less allowance for finance receivable losses	18,566,650	23,458,949
Finance receivables held for sale	812,612	960,432
Investment securities	715,826	696,338
Cash and cash equivalents	1,986,072	916,318
Notes receivable from affiliate	1,550,929	-
Other assets	1,246,761	515,338
Total assets	$24,878,850	$26,547,375
Liabilities and Shareholder’s Equity Long-term debt	$19,570,998	$20,980,980
Short-term debt: Note payable to affiliate	-	422,001
Other short-term debt	2,450,000	2,713,771
Insurance claims and policyholder liabilities	359,883	393,583
Other liabilities	377,135	390,284
Accrued taxes	7,897	7,425
Total liabilities	22,765,913	24,908,044
Shareholder’s equity: Common stock	1,000	1,000
Additional paid-in capital	1,969,494	1,366,791
Accumulated other comprehensive loss	(38,598)	(129,145)
Retained earnings	181,041	400,685
Total shareholder’s equity	2,112,937	1,639,331
Total liabilities and shareholder’s equity	$24,878,850	$26,547,375

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,
(dollars in thousands)	2009	2008
Cash Flows from Operating Activities Net loss	$ (239,268)	$ (569,592)
Reconciling adjustments: Provision for finance receivable losses	867,696	722,131
Depreciation and amortization	97,416	118,486
Deferral of finance receivable origination costs	(26,423)	(48,023)
Deferred income tax benefit	(1,501)	(128,651)
Writedown of goodwill and other intangible assets	-	443,690
Origination of finance receivables held for sale	(4,319)	(140,007)
Sales and principal collections of finance receivables originated as held for sale	7,448	348,685
Net loss (gain) on mark to market provision and sales of finance receivables originated as held for sale	548	(1,783)
Mark to market provision on finance receivables held for sale originated as held for investment	94,224	-
Net loss on sales of finance receivables held for sale originated as held for investment	16,246	-
Net realized losses on investment securities and securities lending	5,791	61,474
Change in other assets and other liabilities	(151,242)	(116,687)
Change in insurance claims and policyholder liabilities	(33,700)	(332)
Change in taxes receivable and payable	(390,988)	(5,826)
Change in accrued finance charges	42,880	3,807
Other, net	241	(2,350)
Net cash provided by operating activities	285,049	685,022
Cash Flows from Investing Activities Finance receivables originated or purchased	(1,745,176)	(6,113,820)
Principal collections on finance receivables	3,985,818	5,094,150
Net cash paid in acquisition of Ocean Finance and Mortgages Limited	(29,535)	(38,470)
Sales and principal collections of finance receivables held for sale originated as held for investment	1,755,202	-
Investment securities purchased	(32,211)	(79,336)
Investment securities called and sold	71,878	170,364
Investment securities matured	5,610	11,025
Change in notes receivable from affiliate	(1,550,929)	-
Change in premiums on finance receivables purchased and deferred charges	(9,120)	(63,273)
Change in real estate owned	(19,597)	(5,375)
Other, net	(16,987)	(25,623)
Net cash provided by (used for) investing activities	2,414,953	(1,050,358)
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	961,856	2,592,560
Repayment of long-term debt	(2,539,023)	(3,165,459)
Change in short-term debt	(655,652)	1,061,158
Capital contribution from parent	602,580	220,000
Net cash (used for) provided by financing activities	(1,630,239)	708,259
Effect of exchange rate changes	(9)	4,227
Increase in cash and cash equivalents	1,069,754	347,150
Cash and cash equivalents at beginning of period	916,318	2,088,989
Cash and cash equivalents at end of period	$ 1,986,072	$ 2,436,139

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Net income (loss)	$235,104	$(503,483)	$(239,268)	$(569,592)
Other comprehensive gain (loss): Cumulative effect of change in accounting principle	-	-	(29,792)	-
Net unrealized gains (losses) on: Investment securities on which other-than- temporary impairments were taken	22	-	1,056	-
All other investment securities and securities lending	40,097	(55,564)	63,067	(122,015)
Swap agreements	8,890	(18,956)	44,223	(32,930)
Foreign currency translation adjustments	(4,452)	(7,195)	10,054	(7,840)
Income tax effect: Cumulative effect of change in accounting principle	-	-	10,427	-
Net unrealized (gains) losses on: Investment securities on which other-than- temporary impairments were taken	(7)	-	(369)	-
All other investment securities and securities lending	(14,034)	19,448	(22,073)	42,706
Swap agreements	(3,111)	6,635	(15,478)	11,526
Valuation allowance on deferred tax assets for: Investment securities	1,085	-	10,190	-
Swap agreements	3,111	-	15,478	-
Other comprehensive gain (loss), net of tax, before reclassification adjustments	31,601	(55,632)	86,783	(108,553)
Reclassification adjustments included in net income (loss): Realized losses on: Investment securities and securities lending	1,352	35,503	5,791	61,474
Swap agreements	-	598	-	1,793
Income tax effect: Realized losses on: Investment securities and securities lending	(473)	(12,426)	(2,027)	(21,516)
Swap agreements	-	(210)	-	(628)
Reclassification adjustments included in net income (loss), net of tax	879	23,465	3,764	41,123
Other comprehensive gain (loss), net of tax	32,480	(32,167)	90,547	(67,430)
Comprehensive income (loss)	$267,584	$(535,650)	$(148,721)	$(637,022)

See Notes to Condensed Consolidated Financial Statements.

AMERICAN GENERAL FINANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2009

Note 1.  Basis of Presentation

American General Finance, Inc. will be referred to as “AGFI” or collectively with its subsidiaries, whether directly or indirectly owned, as the “Company”, “we”, or “our”. AGFI is a direct wholly owned subsidiary of AIG Capital Corporation, a direct wholly owned subsidiary of American International Group, Inc. (AIG). AGFI’s principal subsidiary is American General Finance Corporation (AGFC).

We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States (GAAP). These statements are unaudited. The statements include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date through November 9, 2009, the date that we filed our financial statements with the SEC. You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. To conform to the 2009 presentation, we reclassified certain items in the prior period.

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

In connection with the preparation of AIG’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, AIG management assessed AIG’s ability to continue as a going concern. Based on the U.S. government’s continuing commitment to AIG, AIG’s completed transactions and the other expected transactions with the FRBNY, and AIG management’s plans to stabilize its businesses and dispose of certain of its non-core assets, and after consideration of the risks and uncertainties of such plans, AIG management believes that AIG will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of the above-mentioned risks and uncertainties could prove to be materially incorrect or that AIG’s proposed transactions with the FRBNY will not be consummated or fail to achieve their desired objectives. If one or more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they become due. If additional support is not available in such circumstances, there could be substantial doubt about AIG’s ability to operate as a going concern. If AIG is not able to meet its obligations as they become due, it will have a negative impact on our business and results of operations and on our ability to borrow funds from AIG, to make our debt payments, and to issue new debt.

Progress on Management’s Plan for Stabilization of the Company and Repayment of Our Obligations as They Become Due

In addition to finance receivable collections, management is exploring additional initiatives to meet our financial and operating obligations. These initiatives include additional on-balance sheet securitizations, portfolio sales, and expense reductions. In addition, we may be able to improve our liquidity position by further reducing our originations of finance receivables. During the first nine months of 2009, we closed 174 branch offices, reduced retail sales financing operations, reduced our number of employees by approximately 1,200 through reductions in force and attrition, and sold $1.7 billion of finance receivables held for sale. In July 2009, we securitized $1.9 billion of real estate loans and received $967.3 million in initial cash proceeds including accrued interest after the sales discount but before expenses. If our sources of liquidity are not sufficient to meet our contractual obligations as they become due over the next twelve months, we will seek additional funding from AIG, which funding would be subject to AIG receiving the consent of the FRBNY. AIG intends to provide such support through November 15, 2010. However, we may implement further measures to preserve our liquidity and capital, including additional on-balance sheet securitizations, portfolio sales, expense reductions, branch closures, and reductions in finance receivable originations. The exact nature and magnitude of any additional measures will be driven by our available resources and needs, prevailing market conditions, and the results of our operations.

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

•

the potential for declines in bond and equity markets;

•

the potential effect on the Company if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans;

•

the potential loss of key personnel; and

•

the potential for additional unforeseen cash demands or accelerations of obligations.

After consideration of the above factors, primarily AIG’s intention to continue to support us, as expressed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months.

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

Note 2.  Additional Significant Accounting Policies

INVESTMENT SECURITIES

Valuation

We currently classify substantially all of our investment securities as available-for-sale, which we record at fair value. We adjust related balance sheet accounts to reflect the current fair value of investment securities and record the adjustment, net of tax, in accumulated other comprehensive income (loss) in shareholder’s equity. We record interest receivable on certain investment securities in other assets.

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

Impairment Policy - Effective April 1, 2009 and Thereafter. If we intend to sell a fixed-maturity security or it is more likely than not that we will be required to sell a fixed-maturity security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to earnings. For all other fixed-maturity securities for which a credit impairment has occurred, the amortized cost is written down to the estimated recovery value with a corresponding charge to earnings. Changes in fair value compared to recovery value, if any, is charged to accumulated other comprehensive income (loss), because this is considered a non-credit impairment. When assessing our intent to sell a fixed-maturity security, or if it is more likely than not that we will be required to sell a fixed-maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition our investment portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. We consider severe price declines and the duration of such price declines in our assessment of potential credit impairments. We also modify our modeled outputs for certain securities when we determine that price declines are indicative of factors not comprehended by the cash flow models. In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed-maturity securities that is not foreign exchange related, we generally prospectively accrete into income the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security.

In assessing whether a credit impairment has occurred for a structured fixed-maturity security, we perform evaluations of expected future cash flows, as required by the authoritative guidance for the recognition of other-than-temporary impairments of fixed-maturity securities. Certain critical assumptions are made with respect to the performance of the securities. When estimating future cash flows for a structured fixed-maturity security (e.g. residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS), collateralized debt obligations (CDO), and asset-backed securities (ABS)), management considers historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs, which vary by asset class:

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

Impairment Policy – Prior to April 1, 2009. At each balance sheet date, we evaluated our investment securities holdings that had unrealized losses. When we did not intend to hold such securities until they had recovered their cost basis, based on the circumstances at the date of the evaluation, we recorded the unrealized loss in income. If a loss was recognized from a sale subsequent to a balance sheet date as a result of changes in circumstances, the loss was recognized in the period in which the intent to hold the investment securities to recovery no longer existed. Impairment criteria also considered circumstances of a rapid and severe market valuation decline, such as that recently experienced in the credit markets, in which we could not reasonably assert that the recovery period would be temporary (severity losses). In periods subsequent to the recognition of an other-than-temporary impairment charge for fixed-maturity investment securities which was not credit or foreign exchange related, we generally accreted the discount or amortized the reduced premium resulting from the reduction in cost basis over the remaining life of the investment security.

Revenue Recognition

We recognize interest on interest bearing fixed-maturity investment securities as revenue on the accrual basis. We amortize any premiums or accrete any discounts as a revenue adjustment using the effective interest method. We stop accruing interest revenue when the collection of interest becomes uncertain. We record dividends on equity securities as revenue on ex-dividend dates. We recognize income on mortgage-backed securities as revenue using a constant effective yield based on estimated prepayments of the underlying mortgages. If actual prepayments differ from estimated prepayments, we calculate a new effective yield and adjust the net investment in the security accordingly. We record the adjustment, along with all investment securities revenue, in investment revenues.

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

In compliance with the authoritative guidance for fair value measurements, our valuation methodology for derivatives incorporates the effect of our non-performance risk and the non-performance risk of our counterparties. Fair value measurements for derivative liabilities incorporate our own non-performance risk by determining the explicit cost for each counterparty to protect against its net exposure to us at the balance sheet date by reference to observable AGFC credit default swap (CDS) spreads. Fair value measurements for derivative assets incorporate counterparty non-performance risk by determining the explicit cost for us to protect against our net exposure to each counterparty at the balance sheet date by reference to observable counterparty CDS spreads. The cost of credit protection is determined under a discounted present value approach considering the market levels for CDS spreads, the mid market value of the net exposure (reflecting the amount of protection required) and the weighted average life of the net exposure. CDS spreads are provided to us by an independent third-party provider of aggregated broker quotes for CDS spreads. We utilize a London Interbank Offered Rate (LIBOR) based interest rate curve to derive our discount rates. A CDS is a derivative contract which allows the transfer of third party credit risk from one party to the other. The buyer of the CDS pays an upfront and/or annual premium to the seller. The seller’s payment obligation is triggered by the occurrence of a credit event under a specified reference security and is determined by the loss on that specified reference security. The present value of the amount of the annual and/or upfront premium, the CDS spread, therefore represents a market based expectation of the likelihood that the specified reference party will fail to perform on the reference obligation, a key market observable indicator of non-performance risk. While this approach does not explicitly consider all potential future behavior of the derivative transactions or potential future changes in valuation inputs, we believe this approach provides a reasonable estimate of the fair value of the derivative assets and liabilities, including consideration of the impact of non-performance risk.

We designate each derivative as:

•

a hedge of the variability of cash flows that we will receive or pay in connection with a recognized asset or liability (a “cash flow” hedge);

•

a hedge of the fair value of a recognized asset or liability (a “fair value” hedge); or

•

a derivative that does not qualify as either a cash flow or fair value hedge.

We record the effective portion of the changes in the fair value of a derivative that is highly effective and is qualified and designated as a cash flow hedge in accumulated other comprehensive income (loss), net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We record the effective portion of the changes in the fair value of a derivative that is highly effective and is qualified and designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, in current period earnings in other revenues. We record changes in the fair value of a derivative that does not qualify as either a cash flow or fair value hedge and changes in the fair value of hedging instruments measured as ineffectiveness in current period earnings in other revenues.

We formally document all relationships between derivative hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions and our method to assess ineffectiveness. We link all derivatives that we designate as cash flow or fair value hedges to specific assets and liabilities on the balance sheet. For certain types of hedge relationships meeting specific criteria, the FASB issued authoritative guidance which allows a “shortcut” method that provides for an assumption of zero ineffectiveness. Under this method, the periodic assessment of effectiveness is not required. The Company’s use of this method was limited to interest rate swaps that hedged certain borrowings, the last of which matured in mid-June 2008. For other AGFC cash flow and fair value hedges, we perform and document an initial prospective assessment of hedge effectiveness using regression analysis to demonstrate that the hedge is expected to be highly effective in future periods. Subsequently, on at least a quarterly basis or sooner if necessary, we perform a prospective hedge effectiveness assessment to demonstrate the continued expectation that the hedge will be highly effective in future periods and a retrospective hedge effectiveness assessment to demonstrate that the hedge was effective in the most recent period. For fair value hedges, ineffectiveness is the difference between the change in fair value included in the assessment of hedge effectiveness related to the gain or loss on the derivative and the change in the hedged item related to the risks being hedged. For cash flow hedges, ineffectiveness is the amount by which the cumulative change in the fair value of the hedging instrument exceeds the cumulative change in the fair value of the hypothetical derivative.

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

Note 3.  Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued an accounting standard that changed the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair value of certain assets acquired, liabilities assumed, and noncontrolling (i.e., minority) interests; and recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income, among other changes. We adopted the new business combination standard for business combinations for which the acquisition date is on or after January 1, 2009. Our adoption of the new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows, but will affect the future accounting for business combinations, if any, as well as goodwill impairment assessments.

In March 2008, the FASB issued an accounting standard that requires enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect our consolidated financial condition, results of operations, and cash flows. We adopted the new standard on January 1, 2009. See Notes 2 and 10 for related disclosures.

In April 2009, the FASB issued an accounting standard that requires companies to disclose in interim financial statements information about the fair value of financial instruments (including methods and significant assumptions used). The standard also requires the disclosure of summarized financial information for interim reporting periods. We adopted the new standard on April 1, 2009. See Note 17 for these disclosures.

In April 2009, the FASB issued an accounting standard that requires a company to recognize the credit component of an other-than-temporary impairment of a fixed-maturity security in income and the non-credit component in accumulated other comprehensive income when the company does not intend to sell the security or it is more likely than not that the company will not be required to sell the security prior to recovery. The standard also changed the threshold for determining when an other-than-temporary impairment has occurred on a fixed-maturity security with respect to intent and ability to hold until recovery. The standard does not change the recognition of other-than-temporary impairment for equity securities. The standard requires additional disclosures in interim and annual reporting periods for fixed- maturity and equity securities. See Note 7 for the expanded disclosures. We adopted the new standard on April 1, 2009 and recorded an after-tax cumulative effect adjustment to decrease accumulated deficit by $19.6 million with an offsetting increase to accumulated other comprehensive loss as of April 1, 2009. The cumulative effect adjustment resulted in an increase of approximately $30.2 million in the amortized cost of bonds, which has the effect of significantly reducing the accretion of investment income over the remaining life of the underlying bonds, beginning in the second quarter of 2009.

In April 2009, the FASB issued an accounting standard that provides guidance for estimating the fair value of assets and liabilities when the volume and level of activity for an asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. The new standard also requires extensive additional fair value disclosures. The adoption of the new standard on April 1, 2009, did not have a material effect on our consolidated financial condition, results of operations, or cash flows. See Note 17 for the enhanced disclosures.

In May 2009, the FASB issued an accounting standard that requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. We adopted the new standard for the period ended June 30, 2009. The adoption of the new standard did not affect our consolidated financial condition, results of operations, or cash flows.

In June 2009, the FASB issued an accounting standard addressing transfers of financial assets that removed the concept of a qualifying special-purpose entity (QSPE) from the FASB Accounting Standards Codification (ASC) and removed the exception from applying the consolidation rules to QSPEs. The new standard is effective for interim and annual periods beginning on January 1, 2010 for us. Earlier application is prohibited. We are assessing the effect of the new standard on our consolidated financial condition, results of operations, and cash flows.

In June 2009, the FASB issued an accounting standard that amends the rules addressing consolidation of variable interest entities to an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The new standard also requires enhanced financial reporting by enterprises involved with variable interest entities. The new standard is effective for interim and annual periods beginning on January 1, 2010 for us. Earlier application is prohibited. We are assessing the effect of the new standard on our consolidated financial condition, results of operations, and cash flows.

In August 2009, the FASB issued an accounting standards update to clarify how the fair value measurement principles should be applied to measuring liabilities carried at fair value. The update explains how to prioritize market inputs in measuring liabilities at fair value and what adjustments to market inputs are appropriate for debt obligations that are restricted from being transferred to another obligor. The update was effective beginning October 1, 2009 for us. We are assessing the effect of adopting the update on our consolidated financial condition, results of operations, and cash flows.

Note 4.  Finance Receivables

Components of net finance receivables by type were as follows:

September 30, 2009	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$15,146,343	$3,628,030	$1,559,991	$20,334,364
Unearned finance charges and points and fees	(173,870)	(339,764)	(170,972)	(684,606)
Accrued finance charges	100,049	42,807	18,873	161,729
Deferred origination costs	18,624	30,580	-	49,204
Premiums, net of discounts	57,501	2,270	2,653	62,424
Total	$15,148,647	$3,363,923	$1,410,545	$19,923,115

December 31, 2008	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,342,932	$4,366,869	$2,426,181	$25,135,982
Unearned finance charges and points and fees	(206,900)	(433,219)	(253,275)	(893,394)
Accrued finance charges	122,993	54,606	34,775	212,374
Deferred origination costs	22,576	41,915	-	64,491
Premiums, net of discounts	71,258	4,981	3,678	79,917
Total	$18,352,859	$4,035,152	$2,211,359	$24,599,370

Included in the tables above are finance receivables associated with the securitizations that remain on our balance sheet totaling $2.3 billion at September 30, 2009 and $371.0 million at December 31, 2008. See Note 5 and Note 10 for further discussion regarding our securitization transactions.

Unused credit limits extended to customers by the Company or by AIG Federal Savings Bank (AIG Bank), a non-subsidiary affiliate (whose private label finance receivables are fully participated to the Company), totaled $246.6 million at September 30, 2009 and $6.6 billion at December 31, 2008. All unused credit limits, in part or in total, can be cancelled at the discretion of the Company or AIG Bank. During the nine months ended September 30, 2009, our active retail merchant relationships declined from 21,500 to 329 reflecting the suspension of dealer operating agreements, which may be reactivated in the future. As a result of this reduction, our unused credit limits decreased significantly in the second and third quarters of 2009.

Due to the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, we are pursuing sales of certain finance receivables as an alternative funding source. During the three and nine months ended September 30, 2009, we transferred $435.9 million and $1.7 billion, respectively, of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. As of September 30, 2009, it is more likely than not that we will hold the remainder of the finance receivable portfolio for the foreseeable future, as management’s intent is to focus on alternative funding sources, including on-balance sheet securitizations.

Information regarding troubled debt restructuring (TDR) finance receivables (which are all real estate loans) was as follows:

September 30,
(dollars in thousands)	2009	2008
TDR net finance receivables	$1,247,601	$346,471
TDR net finance receivables that have a valuation allowance	$1,247,601	$346,471
Allowance for TDR finance receivable losses	$ 157,760	$ 20,060

We have no commitments to lend additional funds on these TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,
(dollars in thousands)	2009	2008
TDR average net receivables	$1,229,887	$294,670

TDR finance charges recognized	$ 15,388	$ 3,966

Nine Months Ended September 30,
(dollars in thousands)	2009	2008
TDR average net receivables	$1,044,071	$156,787

TDR finance charges recognized	$ 39,790	$ 5,976

On March 4, 2009, the United States Department of the Treasury issued uniform guidance for loan modifications to be utilized by the mortgage industry in connection with the Home Affordable Modification Program (HAMP). The HAMP is designed to assist certain eligible homeowners who are at risk of foreclosure by applying loan modification requirements in a stated order of succession until their monthly payments are lowered to a specified percentage target of their monthly gross income. The modification guidelines require the servicer to use a uniform loan modification process to provide a borrower with sustainable monthly payments.

As part of a Securities Purchase Agreement between AIG and the United States Department of the Treasury dated April 17, 2009, AIG agreed that its subsidiaries that were eligible would join the HAMP and would comply with the HAMP guidelines. On July 17, 2009, MorEquity, Inc. (MorEquity), a direct subsidiary of AGFC, entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association as financial agent for the United States, which provides for participation in the HAMP. MorEquity entered into the Agreement as the servicer with respect to our centralized real estate finance receivables, with an effective date of September 1, 2009, in order for MorEquity to prepare its systems to implement the HAMP.

During third quarter 2009, MorEquity began soliciting customers who may be eligible to be considered for loan modifications pursuant to the HAMP. As of September 30, 2009, no HAMP modifications have been completed due to MorEquity’s recent entry into the HAMP.

Our historical loan modification approach has been to determine whether and what type of modification is warranted on an individual loan basis.  In third quarter 2009, MorEquity made modifications on mortgage loans with outstanding principal balances totaling $77.0 million and our branch business segment made modifications on mortgage loans with outstanding principal balances totaling $68.6 million pursuant to our historical approach. In contrast to our historical loan modification approach, the HAMP utilizes a prescriptive approach. With MorEquity’s entry into the HAMP, our historical loan modification approach became a secondary program for MorEquity customers who do not qualify for a modification pursuant to HAMP. MorEquity’s participation in the HAMP will increase our expenses to the extent that MorEquity’s costs to modify loans pursuant to the HAMP are higher than they would be pursuant to our historical loan modification approach. These amounts may be partially offset by fees that the United States Department of the Treasury pays to MorEquity, to the extent that MorEquity qualifies for those fees. We also anticipate increased servicing expenses in connection with the HAMP to accommodate the processing of HAMP modifications, and to comply with HAMP reporting, escrow and other requirements.

Our branch operations are preparing to enter the HAMP in fourth quarter 2009, with a planned effective date in second quarter 2010. Our branch operations are making systems changes necessary to implement the HAMP in second quarter 2010.

Note 5.  On-Balance Sheet Securitization Transactions

The Company, as part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, transfers certain finance receivables into variable interest entities (VIEs) for securitization transactions. Our most recent securitization transaction closed on July 30, 2009. Our securitization transactions do not satisfy the requirements for accounting sale treatment because under ASC 860, Transfers and Servicing, the securitization trusts do not meet the QSPE criteria and do not have the right to freely pledge or exchange the transferred assets. The securitization trusts do not meet the QSPE criteria due to the significant discretion permitted for working out and disposing of defaulted real estate loans and disposing of any foreclosed real estate. Since the transactions do not meet all of the criteria for accounting sale treatment, the securitized assets and related liabilities are included in our financial statements and are accounted for as secured borrowings.

The Company has limited continued involvement with the finance receivables that have been included in securitization transactions. The most recent securitization transaction, discussed in more detail below, utilizes a third-party servicer to service the finance receivables. The Company services the finance receivables for all of its other existing securitization transactions. These finance receivables have been legally isolated and are only available for payment of the debt and other obligations issued or arising in the securitization transactions. The cash and cash equivalent balances relating to securitization transactions are used only to support the on-balance sheet securitization transactions and are recorded as restricted cash in other assets. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in our securitization transactions. The asset-backed debt has been issued by consolidated VIEs. Refer to Note 10 for further discussion regarding these VIEs and the related assets and liabilities included in our financial statements as part of our secured debt arrangements.

The securitization transaction included the sale of approximately $2.0 billion of our centralized real estate loans to a wholly-owned special purpose vehicle, Third Street Funding LLC (Third Street), that concurrently formed a trust to issue tranches of notes totaling $1.6 billion in initial principal balance of trust certificates to Third Street in exchange for the loans. Also in connection with the securitization, Third Street sold to a third party at a discount $1.2 billion of senior certificates with a 5.75% coupon. Third Street received initial cash proceeds, including accrued interest after the sales discount but before expenses, of $967.3 million and retained subordinated and residual interest trust certificates. As a result of the combination of over-collateralization and the retained subordinated and residual interest trust certificates, the Company has an economic interest in approximately 40% of the assets transferred.

Initial pricing assumptions for the behavior of these servicing-released mortgage loans were a 10% annualized constant prepayment and a 3% annualized constant default rate. Based on the initial assumptions above, and the fact that the tranches of senior certificates were issued at various discounts, the yield on the senior certificates would range from 13.79% to 18.13% throughout the life of the transaction and the expected weighted average remaining life of the senior certificates would be 2.2 years.

Note 6.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$1,332,710	$ 802,607	$1,140,421	$ 601,900
Provision for finance receivable losses	252,878	308,490	867,696	722,131
Charge-offs	(236,516)	(153,257)	(669,550)	(390,217)
Recoveries	13,412	10,998	39,278	35,024
Transfers to finance receivables held for sale*	(6,019)	-	(21,380)	-
Balance at end of period	$1,356,465	$ 968,838	$1,356,465	$ 968,838

*

During the three months and nine months ended September 30, 2009, we decreased the allowance for finance receivable losses as a result of the transfers of real estate loans ($435.9 million and $1.7 billion, respectively) from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

Note 7.  Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities by type were as follows:

September 30, 2009	Cost/ Amortized	Unrealized	Unrealized	Fair	Other- Than- Temporary Impairments
(dollars in thousands)	Cost	Gains	Losses	Value	in AOCL (a)
Fixed maturity investment securities: Bonds: U.S. government and government sponsored entities	$ 8,707	$ 845	$ (26)	$ 9,526	$ -
Obligations of states, municipalities, and political subdivisions	226,023	11,384	(62)	237,345	-
Corporate debt	380,796	14,151	(8,830)	386,117	424
Mortgage-backed, asset-backed, and collateralized: RMBS	37,943	356	(6,175)	32,124	(3,209)
CMBS	24,964	23	(12,325)	12,662	(4,634)
CDO/ABS	31,508	173	(9,060)	22,621	-
Total	709,941	26,932	(36,478)	700,395	(7,419)
Preferred stocks	3,991	-	-	3,991	-
Other long-term investments (b)	6,862	875	(638)	7,099	-
Common stocks	1,741	1,304	(70)	2,975	-
Total	$722,535	$29,111	$(37,186)	$714,460	$(7,419)

(a)

Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive loss, which, starting April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)

Excludes interest in a limited partnership that we account for using the equity method ($1.4 million).

We adopted a new accounting standard on April 1, 2009 and recorded a cumulative effect adjustment to increase the cost/amortized cost of investment securities by $30.2 million.

December 31, 2008	Cost/ Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Fixed maturity investment securities: Bonds: U.S. government and government sponsored entities	$ 8,135	$ 1,732	$ -	$ 9,867
Obligations of states, municipalities, and political subdivisions	234,100	3,585	(8,891)	228,794
Corporate debt	423,155	4,505	(40,596)	387,064
Mortgage-backed, asset-backed, and collateralized: RMBS	23,070	56	(5,107)	18,019
CMBS	13,848	-	(1,364)	12,484
CDO/ABS	26,646	-	(4,280)	22,366
Total	728,954	9,878	(60,238)	678,594
Preferred stocks	5,000	-	(172)	4,828
Other long-term investments (a)	7,144	2,665	(230)	9,579
Common stocks	1,617	9	(109)	1,517
Total	$742,715	$12,552	$(60,749)	$694,518

(a)

Excludes interest in a limited partnership that we account for using the equity method ($1.8 million).

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position at September 30, 2009 were as follows:

September 30, 2009	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds: U.S. government and government sponsored entities	$ 527	$ (26)	$ -	$ -	$ 527	$ (26)
Obligations of states, municipalities, and political subdivisions	5,158	(12)	2,149	(50)	7,307	(62)
Corporate debt	14,031	(1,209)	90,321	(7,621)	104,352	(8,830)
RMBS	2,073	(2,479)	14,450	(3,696)	16,523	(6,175)
CMBS	6,775	(10,184)	4,859	(2,141)	11,634	(12,325)
CDO/ABS	10,259	(8,061)	8,859	(999)	19,118	(9,060)
Total	38,823	(21,971)	120,638	(14,507)	159,461	(36,478)
Other long-term investments	2,034	(638)	-	-	2,034	(638)
Common stocks	166	(70)	-	-	166	(70)
Total	$41,023	$(22,679)	$120,638	$(14,507)	$161,661	$(37,186)

Management reviews all securities in an unrealized loss position on a quarterly basis to determine the ability and intent to hold such securities to recovery, which could be maturity, if necessary, by performing an evaluation of expected cash flows. Management considers factors such as the Company's investment strategy, liquidity requirements, overall business plans, and recovery periods for securities in previous periods of broad market declines. For fixed-maturity securities with significant declines, management performed extended fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other market available data.

We did not recognize in earnings the unrealized losses on fixed-maturity securities at September 30, 2009, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities (that is, they are not credit impaired).

At September 30, 2009, the $7.6 million of unrealized losses on corporate securities exceeding 12 months were derived from 34 separate bonds from various asset class groups, including Investment Grade, Private Placement and High Yield bonds. The vast majority were rated investment grade. The market value to book value ratio of these securities was approximately 92% as of September 30, 2009. Only three securities were rated below investment grade. The book value on these securities was $15.6 million and the associated unrealized loss was $1.7 million. The Company did not consider these securities in an unrealized loss position to be credit impaired at September 30, 2009.

At September 30, 2009, of the five RMBS representing $3.7 million of unrealized losses exceeding 12 months, four securities were backed by prime jumbo collateral and one was a re-securitization of an Alt-A collateral-backed deal. Prior to the second quarter of 2009, the surveillance process indicated that there was no risk of credit impairment for these five securities. Since then, the performance of the RMBS market has worsened and the prime jumbo market has been hit especially hard by ongoing home price declines in California. The resulting increase in delinquencies combined with increasingly severe assumptions in our surveillance process have resulted in two of the five securities being classified as other-than-temporarily impaired as of June 30, 2009. Of the impaired securities, one is currently rated A by Standard & Poor’s (S&P) and the other is rated B by Fitch Ratings and BBB by S&P. All five securities’ estimated recovery values exceed September 30, 2009 market prices.

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

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position for which an other-than-temporary impairment was recognized and only the amount related to a credit loss was recognized in earnings, were as follows:

September 30, 2009	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds: RMBS	$ 817	$(2,048)	$4,855	$(1,215)	$5,672	$(3,263)
CMBS	1,741	(4,634)	-	-	1,741	(4,634)
Total	$2,558	$(6,682)	$4,855	$(1,215)	$7,413	$(7,897)

The net realized gains (losses) on investment securities and securities lending were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Total other-than-temporary impairment losses	$(2,527)	$ (4,960)	$(5,761)	$(30,812)
Portion of loss recognized in accumulated other comprehensive loss	1,372	-	1,334	-
Net impairment losses recognized in net income (loss)	(1,155)	(4,960)	(4,427)	(30,812)
Other net realized gains (losses) on investment securities and securities lending	(197)	(30,543)	(1,364)	(30,662)
Total net realized gains (losses) on investment securities and securities lending	$(1,352)	$(35,503)	$(5,791)	$(61,474)

Credit impairments recognized in earnings on investment securities for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive loss were as follows:

Three Months Ended September 30, 2009	Three Months Ended	April 1, 2009 to
(dollars in thousands)	September 30, 2009	September 30, 2009 (a)
Balance at beginning of period	$4,184	$3,845
Additions: Due to other-than-temporary impairments: Not previously recognized	(215)	124
Previously recognized	360	360
Reductions: Realized due to sales	(101)	(101)
Realized due to intention to sell	-	-
Due to increase in expected cash flows	-	-
Balance at end of period	$4,228	$4,228

(a)

We adopted a new accounting standard on April 1, 2009 that requires us to recognize the credit component of an other-than-temporary impairment in earnings.

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Fair value	$1,779	$136,325	$44,742	$173,327
Realized gains	$ 49	$ 2,044	$ 2,090	$ 2,672
Realized losses	-	(1,098)	(3,207)	(1,658)
Net realized gains (losses)	$ 49	$ 946	$ (1,117)	$ 1,014

Contractual maturities of fixed-maturity investment securities were as follows:

September 30, 2009	Fair	Amortized
(dollars in thousands)	Value	Cost
Fixed maturities, excluding mortgage-backed securities: Due in 1 year or less	$ 12,596	$ 12,359
Due after 1 year through 5 years	131,398	127,971
Due after 5 years through 10 years	235,347	229,680
Due after 10 years	253,647	245,516
Mortgage-backed securities	67,407	94,415
Total	$700,395	$709,941

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Bonds on deposit with insurance regulatory authorities had fair values of $12.1 million at September 30, 2009 and $12.5 million at December 31, 2008.

Note 8.  Other Assets

Other assets include restricted cash of $19.5 million relating to the securitization transaction (see Note 5) and $156.3 million which was deposited in a trust to be used to pay off certain debt coming due in October 2009.

Note 9.  Related Party Transactions

On March 24, 2009, AGFC made a loan of $800.0 million to AIG under a demand note agreement between AGFC and AIG dated March 24, 2009. On August 11, 2009, AGFC made an additional loan of $750.0 million to AIG under the March 24, 2009 demand note agreement. Interest is payable monthly, and principal and interest also are payable on demand at any time, provided that notice of demand is delivered to AIG at least one business day prior to the date payment is demanded. AIG may repay principal and interest at any time without penalty. The cash used to fund these loans came from asset sale and securitization proceeds, operations, insurance subsidiary dividends, and the AIG capital contribution received in March 2009. These loans are subject to a subordination agreement in favor of the FRBNY and were made as short-term investment sources for excess cash and to facilitate AIG’s obligation to manage its excess cash and excess cash held by its subsidiaries under the FRBNY Facility. At September 30,

2009, notes receivable from AIG totaled $1.6 billion. Interest revenue on these notes receivable from AIG totaled $2.3 million and $3.9 million for the three months and nine months ended September 30, 2009, respectively.

In addition, we are party to cost sharing agreements, including tax sharing arrangements, with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all AIG subsidiaries. We also reimburse AIG Bank for costs associated with the remediation program related to a Supervisory Agreement with the Office of Thrift Supervision (OTS) dated June 7, 2007 (the Supervisory Agreement). See Note 16 for further information on the Supervisory Agreement.

All of our derivative financial instruments are with AIG Financial Products Corp. (AIGFP), a non-subsidiary affiliate that receives credit support from AIG, its parent. See Note 11 for further information on these derivatives.

Note 10.  VIEs

ASC 810, Consolidations, includes guidance for determining when to consolidate certain entities that do not have sufficient equity that is at risk to allow the entity to finance its activities without additional subordinated financial support. A VIE is consolidated by its primary beneficiary, which is the party or group of related parties that absorbs a majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both. We determine whether we are the primary beneficiary based on a qualitative assessment of the VIE. This includes a review of the VIE’s capital structure, contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued, and our interests in the entity that either create or absorb variability. We evaluate the design of the VIE, and the related risks the entity was designed to expose to the variable interest holders, in determining whether to consolidate.

Consolidated VIEs. We use special purpose entities to issue asset-backed securities in securitization transactions to investors. The asset-backed securities are backed by the expected cash flows from securitized real estate loans. These real estate loans are available only for payment of the debt issued in connection with the securitization transactions. We recorded these transactions as “on-balance sheet” secured financings because the transfer of these real estate loans to the trusts did not qualify as sales under ASC 860, Transfers and Servicing. We evaluated the securitization trusts under ASC 810, determined that these entities are VIEs of which we are the primary beneficiary, and therefore consolidated such entities. We retain interests in our securitization transactions, including senior and subordinated securities issued by the VIEs, rights to cash held for the benefit of the securitization investors, and residual interests. We retain credit risk in our securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. These retained interests are primarily comprised of $786.3 million, or 40%, of the assets transferred in connection with the on-balance sheet securitization completed on July 30, 2009. We expect that any credit losses in the pool of securitized assets would likely be limited to our retained interests. We generally have no obligation to repurchase or replace securitized assets that subsequently become delinquent or are otherwise in default. See Note 5 for further discussion regarding the securitization transaction.

Finance receivables that collateralize the secured debt of the VIE remain on our balance sheet and therefore are not included in the VIE assets shown in the following table. These finance receivables totaled $2.3 billion at September 30, 2009 and $371.0 million at December 31, 2008. The total consolidated VIE assets and liabilities associated with our securitization transactions were as follows:

(dollars in thousands)	September 30, 2009	December 31, 2008

Assets:
Cash and cash equivalents (a)	$ 19,525	$ -

Liabilities
Long-term debt	$1,220,253	$333,709

(a)

The cash and cash equivalent balances relating to securitization transactions are used only to support the on-balance sheet securitization transactions and are recorded in other assets.

We had no off-balance sheet exposure associated with our variable interests in consolidated VIEs. No additional support to these VIEs beyond what was previously contractually required has been provided during the year. Consolidated interest expense related to these VIEs for the three and nine months ended September 30, 2009 was $35.1 million and $44.2 million, respectively. Consolidated interest expense related to our VIEs for the three and nine months ended September 30, 2008 was $5.0 million and $15.5 million, respectively.

Unconsolidated VIEs. We also have variable interests in VIEs, primarily related to debt issuance, of which we are not the primary beneficiary, and therefore did not consolidate such entities. We calculate our maximum exposure to loss primarily to be the amount of debt issued to or equity invested in the VIE. Our on-balance sheet maximum exposure to loss associated with these VIEs was $349.3 million at September 30, 2009 and December 31, 2008. Our off-balance sheet maximum exposure to loss associated with these VIEs was zero at September 30, 2009 and December 31, 2008.

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

While all of our interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At September 30, 2009, equity-indexed debt and related swaps were immaterial.

Fair value of derivative instruments presented on a gross basis (excludes the effect of master netting arrangements) by type and the effect of master netting arrangements were as follows:

September 30, 2009	Notional	Hedging	Non-Designated Hedging
(dollars in thousands)	Amount	Instruments	Instruments
Derivatives – Other Assets:
Cross currency and cross currency interest rate	$1,870,500	$ 176,802	$127,344
Equity-indexed	13,772	-	1,521
Total excluding effect of master netting arrangements	1,884,272	176,802	128,865
Effect of master netting arrangements	N/A*	(72,069)	(51,908)
Total	N/A	$ 104,733	$ 76,957
Derivatives – Other Liabilities: Interest rate	$1,000,000	$ 79,216	$ -
Cross currency and cross currency interest rate	622,300	44,761	446
Total excluding effect of master netting arrangements	1,622,300	123,977	446
Effect of master netting arrangements	N/A	(123,977)	-
Total	N/A	$ -	$ 446

* not applicable

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive loss (effective portion), reclassified from accumulated other comprehensive loss into other revenues (effective portion), and recognized in other revenues (ineffective portion) were as follows:

Three Months Ended September 30, 2009	Effective		Ineffective
(dollars in thousands)	AOCL*	From AOCL to Revenues	Revenues
Interest rate	$ 3,576	$ 1,499	$ (848)
Cross currency and cross currency interest rate	35,065	28,252	(6,171)
Total	$38,641	$29,751	$(7,019)

* accumulated other comprehensive loss

Nine Months Ended September 30, 2009	Effective		Ineffective
(dollars in thousands)	AOCL*	From AOCL to Revenues	Revenues
Interest rate	$30,991	$ 10,972	$ (2,646)
Cross currency and cross currency interest rate	12,977	(11,227)	(20,694)
Total	$43,968	$ (255)	$(23,340)

* accumulated other comprehensive loss

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings. We recognized losses related to ineffectiveness of $7.0 million for the three months ended September 30, 2009 and $23.3 million for the nine months ended September 30, 2009 in other revenues. We recognized losses related to ineffectiveness of $7.2 million for the three months ended September 30, 2008 and $34.5 million for the nine months ended September 30, 2008. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

At September 30, 2009, we expect $6.2 million of the deferred net loss on cash flow hedges in accumulated other comprehensive loss to be reclassified to earnings during the twelve months ending September 30, 2010. For the nine months ended September 30, 2009, there were no instances in which we reclassified amounts from accumulated other comprehensive loss to earnings as a result of a discontinuance of a cash flow hedge due to it becoming probable that the original forecasted transaction would not occur at the end of the originally specified time period.

The amount recognized in other revenues for the fair value hedge that no longer qualifies for hedge accounting, the related hedged item, and the non-designated hedging instruments were as follows:

Three Months Ended September 30, 2009	Fair Value Hedge		Non-Designated Hedging
(dollars in thousands)	Derivative	Hedged Item	Instruments

Cross currency and cross currency interest rate	$ -	$ -	$52,168
Equity-indexed	-	-	76
Total	$ -	$ -	$52,244

Nine Months Ended September 30, 2009	Fair Value Hedge		Non-Designated Hedging
(dollars in thousands)	Derivative	Hedged Item	Instruments

Cross currency and cross currency interest rate	$(13,641)	$14,926	$41,093
Equity-indexed	-	-	197
Total	$(13,641)	$14,926	$41,290

Due to the de-designation of our fair value hedge on April 1, 2009, we recorded a derivative adjustment gain of $48.8 million, partially offset by a foreign exchange loss of $29.9 million for the three months ended September 30, 2009 and a derivative adjustment gain of $75.6 million, partially offset by a foreign exchange loss of $68.6 million for the nine months ended September 30, 2009. We recognized net gains of $1.3 million during the nine months ended September 30, 2009 in other revenues related to the ineffective portion of our fair value hedging instruments. We recognized net gains related to the ineffective portion of our fair value hedging instruments of $1.7 million during the three months ended September 30, 2008 and $2.7 million during the nine months ended September 30, 2008 in other revenues. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

AGFC is exposed to credit risk if counterparties to swap agreements do not perform. AGFC regularly monitors counterparty credit ratings throughout the term of the agreements. AGFC’s exposure to market risk is limited to changes in the value of swap agreements offset by changes in the value of the hedged debt. Our valuation methodology for derivatives incorporates the effect of our non-performance risk and the non-performance risk of our counterparties. We recorded a $3.4 million credit valuation adjustment gain in other revenues on our non-designated derivative and a $0.4 million credit valuation adjustment gain in other comprehensive income on our cash flow hedges for the three months ended September 30, 2009. We recorded a $33.5 million credit valuation adjustment loss in other revenues on our fair value derivative that no longer qualifies for hedge accounting and a $46.4 million credit valuation adjustment loss in other comprehensive income on our cash flow hedges for the nine months ended September 30, 2009.

In third quarter 2008, we recognized a cumulative benefit in other revenues of $27.6 million resulting from the correction of an accounting error. In connection with the January 1, 2008 implementation of the authoritative guidance for the fair value measurements for derivatives, we recorded a loss in other revenues of $39.4 million in first quarter 2008 and a gain of $4.9 million in second quarter 2008 for the credit valuation adjustments on our fair value and cash flow hedges. Upon further review, we concluded that the credit valuation adjustments on our cash flow hedges should have been recorded to accumulated other comprehensive income. Therefore, in third quarter 2008, we increased other revenues by $27.6 million ($30.5 million loss recorded in first quarter 2008 and $2.9 million gain recorded in second quarter 2008) and decreased accumulated other comprehensive income by $17.9 million. The impact of this error did not have a material effect on our financial condition or results of operations for the previously reported periods in 2008.

We recorded a credit valuation adjustment gain of $10.1 million in other revenues for the three months ended September 30, 2008. The credit valuation adjustment gain of $10.1 million includes the cumulative benefit of $27.6 million, partially offset by a loss of $17.5 million on fair value hedges. We recorded a $6.9 million credit valuation adjustment loss on our fair value hedges and a $27.6 million credit valuation adjustment loss on our cash flow hedges for the nine months ended September 30, 2008, of which $13.3 million represented the transition amount at January 1, 2008, from the adoption of the authoritative guidance for the fair value measurements for derivatives. If we do not exit these derivatives prior to maturity and no counterparty defaults occur, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives were with AIGFP, a non-subsidiary affiliate that receives credit support from AIG, its parent.

See Note 17 for information on how we determine fair value on our derivative financial instruments.

Note 12.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Net unrealized (losses) gains on: Swap agreements	$(34,094)	$ (78,317)
Investment securities	4,942	(31,328)
Foreign currency translation adjustments	(6,388)	(16,442)
Retirement plan liabilities adjustment	(3,058)	(3,058)
Accumulated other comprehensive loss	$(38,598)	$(129,145)

As of September 30, 2009, we have recognized $4.8 million in accumulated other comprehensive loss related to investment securities for which the credit-related portion of an other-than-temporary impairment has been recognized in earnings. In addition, accumulated other comprehensive loss related to investment securities includes a valuation allowance of $10.2 million against the related deferred tax assets.

Note 13.  Income Taxes

Benefit from income taxes increased for the three and nine months ended September 30, 2009 when compared to the same periods in 2008 reflecting (1) AIG’s projection that it will have sufficient taxable income in 2009 to use our current year estimated tax losses; and (2) a tax return election made by certain of the Company’s affiliates. As a result, the Company reclassified $369.4 million of deferred tax assets related to the 2009 net operating losses to a current tax receivable and the valuation allowance related to these deferred tax assets was reversed. This receivable will be settled with AIG in accordance with our tax sharing agreement. AIG’s projection of taxable income depends on its anticipated completion of specific transactions in fourth quarter 2009. Our benefit from income taxes could materially change if the AIG transactions are not completed in fourth quarter 2009. We do not anticipate cash receipts due to us for calendar year 2009 under the AIG tax sharing agreement to be paid until late 2010.

As of September 30, 2009, we had a deferred tax asset valuation allowance of $434.1 million to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. After the valuation allowance, we had a net deferred tax asset of $10.0 million, which reflected the net deferred tax asset of our Puerto Rico subsidiary and the tax effect of unrealized losses on certain of our available-for-sale investment securities, which management believes is more likely than not of being realized because of our intent and ability to hold these securities until the unrealized losses are recovered. Realization of our net deferred tax asset depends on the ability of the subsidiary to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits were generated.

Note 14.  Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities was as follows:

Nine Months Ended September 30,
(dollars in thousands)	2009	2008
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$1,741,485	$ -

Note 15.  Segment Information

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

Three Months Ended September 30, 2009	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$436,072	$ 99,727	$ -	$ 730	$ -	$ 536,529
Insurance	119	-	33,784	(15)	-	33,888
Other	(11,005)	7,400	15,165	20,946	(2,217)	30,289
Intercompany	16,744	455	(13,436)	(3,763)	-	-
Pretax (loss) income	(23,558)	(71,850)	15,207	(46,986)	(2,217)	(129,404)

Three Months Ended September 30, 2008	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$507,714	$157,803	$ -	$ 4,631	$ -	$ 670,148
Insurance	134	-	38,740	707	-	39,581
Other	(5,555)	4,099	23,501	9,893	(35,503)	(3,565)
Intercompany	18,854	567	(15,429)	(3,992)	-	-
Pretax (loss) income	(192,871)	(134,890)	5,567	(225,565)	(35,503)	(583,262)

Nine Months Ended September 30, 2009	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$1,355,852	$ 350,903	$ -	$ 4,841	$ -	$1,711,596
Insurance	367	-	102,488	71	-	102,926
Other	(27,970)	(82,927)	44,503	(40,088)	(6,656)	(113,138)
Intercompany	50,835	1,813	(40,791)	(11,857)	-	-
Pretax (loss) income	(205,296)	(266,664)	40,544	(171,225)	(6,656)	(609,297)

Nine Months Ended September 30, 2008	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$1,518,220	$ 488,012	$ -	$ 5,215	$ -	$2,011,447
Insurance	409	-	117,283	2,583	-	120,275
Other	(13,437)	36,341	75,632	(33,705)	(61,474)	3,357
Intercompany	56,715	1,585	(46,701)	(11,599)	-	-
Pretax (loss) income	(147,878)	(194,091)	58,762	(353,890)	(61,474)	(698,571)

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

The “Adjustments” column includes realized gains (losses) on investment securities, securities lending, and commercial mortgage loans.

Note 16.  Supervisory Agreement

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

AIG Bank, WFI, and AGFI also made a commitment to donate a total of $15 million over a three-year period to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling. As of September 30, 2009, we have donated $8.8 million to this cause.

In accordance with WFI’s surviving obligations under the mortgage services agreement with AIG Bank, we established a reserve of $128 million (pretax) as a reduction to net service fees from affiliates as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program. After completion of discussions with the OTS and the execution of the Supervisory Agreement, we recorded an additional reserve of $50 million, inclusive of the $15 million donation commitment, in second quarter 2007. As of September 30, 2009, we have made reimbursements of $58.1 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement. As of September 30, 2009, we have also reduced the reserve by $84.6 million ($17.6 million in 2009, $66.6 million in 2008, and $0.4 million in 2007 as an addition to net service fees from affiliates) resulting from our subsequent evaluations of our loss exposure. As the estimate is based on judgments and assumptions made by management, the actual cost of the remediation program may differ from our estimate.

Note 17.  Fair Value Measurements

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

We determine the fair value measurements classified as Level 2 based on inputs utilizing other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured on a recurring basis using Level 2 inputs include certain investment securities (including certain government and agency securities, most investment-grade and high-yield corporate bonds, certain asset-backed securities, and state and municipal obligations), certain cash equivalents, short-term investments, and derivative assets and liabilities. We outsource the investment of our liquid assets to AIG, which, as agent, invests the liquid assets of the Company together with other AIG subsidiaries and maintains these assets in common pools. Our interest in these jointly owned investments that are disclosed in the fair value table represents negotiable instruments, predominantly commercial paper. The prices for trades of similar and identical instruments are observable and therefore are consistent with Level 2 in the fair value hierarchy.

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Assets measured using Level 3 inputs include certain investment securities (including certain corporate debt, asset-backed securities, and private equity investments), finance receivables held for sale, and real estate owned.

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

Fair Value Measurements – Recurring Basis

On a recurring basis, we measure the fair value of investment securities, cash and cash equivalents, short-term investments, and derivative assets and liabilities. The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 and indicate the fair value hierarchy based on the levels of inputs we utilized to determine such fair value. Fair value measurements on a recurring basis were as follows:

September 30, 2009	Fair Value Measurements Using			Counterparty	Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	Netting	At Fair Value
Assets Investment securities: Bonds: U.S. government and government sponsored entities	$ -	$ 9,526	$ -	$ -	$ 9,526
Obligations of states, municipalities, and political subdivisions	-	237,345	-	-	237,345
Corporate debt	-	323,486	62,631	-	386,117
RMBS	-	31,821	303	-	32,124
CMBS	-	4,201	8,461	-	12,662
CDO/ABS	-	6,943	15,678	-	22,621
Total	-	613,322	87,073	-	700,395
Preferred stocks	-	3,991	-	-	3,991
Other long-term investments	-	-	7,099	-	7,099
Common stocks	2,714	255	6	-	2,975
Total	2,714	617,568	94,178	-	714,460
Cash and cash equivalents in AIG pools	-	41,023	-	-	41,023
Short-term investments	-	221	-	-	221
Derivatives	-	304,146	1,521	(123,977)	181,690
Total	$2,714	$962,958	$95,699	$(123,977)	$937,394
Liabilities
Derivatives	$ -	$124,423	$ -	$(123,977)	$ 446

December 31, 2008	Fair Value Measurements Using			Counterparty	Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	Netting	At Fair Value
Assets Investment securities: Bonds	$ -	$615,572	$63,022	$ -	$678,594
Preferred stocks	-	4,828	-	-	4,828
Other long-term investments	-	-	9,579	-	9,579
Common stocks	1,510	-	7	-	1,517
Total	1,510	620,400	72,608	-	694,518
Cash and cash equivalents in AIG pools	-	85,041	-	-	85,041
Short-term investments	-	169	-	-	169
Derivatives	-	213,392	1,341	(199,902)	14,831
Total	$1,510	$919,002	$73,949	$(199,902)	$794,559
Liabilities
Derivatives	$ -	$206,740	$ -	$(199,902)	$ 6,838

Other long-term investments exclude our interest in a limited partnership that we account for using the equity method ($1.4 million at September 30, 2009 and $1.8 million at December 31, 2008).

The following tables present changes during the three and nine months ended September 30, 2009 and 2008 in Level 3 assets and liabilities measured at fair value on a recurring basis:

Three Months Ended September 30, 2009		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3 (a)	Other	Balance at end of period
Investment securities: Bonds: Corporate debt	$68,515	$ (1)	$ 5,752	$ (439)	$(11,196)	$ -	$62,631
RMBS	326	(2)	230	(35)	(220)	4	303
CMBS	9,578	(11)	(1,081)	(38)	-	13	8,461
CDO/ABS	13,809	(109)	2,371	(474)	-	81	15,678
Total	92,228	(123)	7,272	(986)	(11,416)	98	87,073
Other long-term investments	6,504	(129)	876	(152)	-	-	7,099
Common stocks	7	-	(1)	-	-	-	6
Total investment securities	98,739	(252)	8,147	(1,138)	(11,416)	98	94,178
Derivatives	831	678	-	12	-	-	1,521
Total assets	$99,570	$ 426	$ 8,147	$(1,126)	$(11,416)	$98	$95,699

(a)

During the three months ended September 30, 2009, we transferred from Level 3 to Level 2 approximately $11.4 million of bonds for which the significant inputs used to measure their fair value became observable.

Three Months Ended September 30, 2008		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3	Balance at end of period
Investment securities	$ 85,949	$ (24)	$(2,668)	$ (1,081)	$ 4,117	$86,293
Securities lending	22,288	8,755	(3,297)	(25,663)	(2,083)	-
Derivatives	877	(331)	-	54	-	600
Total assets	$109,114	$8,400	$(5,965)	$(26,690)	$ 2,034	$86,893
Derivatives	$ -	$ -	$ -	$ -	$ -	$ -
Total liabilities	$ -	$ -	$ -	$ -	$ -	$ -

Nine Months Ended September 30, 2009		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3 (a)	Other (b)	Balance at end of period
Investment securities: Bonds: Corporate debt	$47,323	$ 48	$ 12,533	$ (553)	$ 3,280	$ -	$62,631
RMBS	394	(15)	(509)	(35)	(220)	688	303
CMBS	9,633	41	(6,615)	(338)	-	5,740	8,461
CDO/ABS	5,672	(1,665)	(12,835)	(1,709)	12,563	13,652	15,678
Total	63,022	(1,591)	(7,426)	(2,635)	15,623	20,080	87,073
Other long-term investments	9,579	88	(2,199)	(369)	-	-	7,099
Common stocks	7	-	(1)	-	-	-	6
Total investment securities	72,608	(1,503)	(9,626)	(3,004)	15,623	20,080	94,178
Derivatives	1,341	106	-	74	-	-	1,521
Total assets	$73,949	$(1,397)	$ (9,626)	$(2,930)	$15,623	$20,080	$95,699

(a)

During the nine months ended September 30, 2009, we transferred from Level 2 to Level 3 approximately $15.8 million of bonds for which the significant inputs used to measure their fair value became unobservable.

(b)

We adopted a new accounting standard on April 1, 2009 and recorded a cumulative effect adjustment to increase the cost/amortized cost of level 3 investment securities by $20.0 million.

Nine Months Ended September 30, 2008		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3 (a)	Balance at end of period
Investment securities	$67,823	$ 58	$(6,919)	$ (2,591)	$27,922	$86,293
Securities lending	27,212	-	-	(27,212)	-	-
Derivatives	839	(222)	-	(17)	-	600
Total assets	$95,874	$ (164)	$(6,919)	$(29,820)	$27,922	$86,893
Derivatives	$ 563	$2,712	$ -	$ (3,275)	$ -	$ -
Total liabilities	$ 563	$2,712	$ -	$ (3,275)	$ -	$ -

(a)

During the nine months ended September 30, 2008, we transferred from Level 2 to Level 3 approximately $27.9 million of investment securities, primarily bonds, for which the significant inputs used to measure their fair value became unobservable.

There were no unrealized gains or losses recognized in earnings on instruments held at September 30, 2009 or 2008.

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

At September 30, 2009, we had assets measured at fair value on a non-recurring basis on which we recorded impairment charges during the three and nine months ended September 30, 2009 as follows:

September 30, 2009	Fair Value Measurements Using				Gains (Losses)
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Three Months Ended	Nine Months Ended
Real estate owned	$ -	$ -	$172,627	$172,627	$ (6,862)	$ (26,632)
Finance receivables held for sale	-	-	812,612	812,612	(16,145)	(94,772)
Total	$ -	$ -	$985,239	$985,239	$(23,007)	$(121,404)

At September 30, 2008, we had assets measured at fair value on a non-recurring basis on which we recorded impairment charges during the three and nine months ended September 30, 2008 as follows:

September 30, 2008	Fair Value Measurements Using				Gains (Losses)
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Three Months Ended	Nine Months Ended
Real estate owned	$ -	$ -	$158,854	$158,854	$ (7,211)	$ (17,540)
Finance receivables held for sale	-	-	25,771	25,771	(1,235)	(16,531)
Goodwill	-	-	-	-	(340,594)	(340,594)
Other intangible assets	-	-	-	-	(91,364)	(103,096)
Total	$ -	$ -	$184,625	$184,625	$(440,404)	$(477,761)

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value during the three and nine months ended September 30, 2009 and 2008 and recorded the writedowns in other revenues. The fair values disclosed in the tables above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for certain mortgage banking activities, we wrote down certain finance receivables held for sale reported in our centralized real estate business segment to their fair value during the three and nine months ended September 30, 2009 and 2008 and recorded the writedowns in other revenues.

In accordance with the authoritative guidance for the accounting for the impairment of goodwill and other intangible assets, we wrote down goodwill and other intangible assets to zero fair value during third quarter 2008 reflecting our reduced discounted cash flow expectations. These writedowns were included in operating expenses. Prior to these impairment charges, goodwill and other intangible assets were reported under the following business segments:

		Other Intangible
(dollars in thousands)	Goodwill	Assets
Branch segment	$149,781	$ 1,103
Centralized real estate segment	77,134	11,732
Insurance segment	12,104	-
All other (Ocean)	101,575	90,261
Total	$340,594	$103,096

At December 31, 2008, we had assets measured at fair value on a non-recurring basis as follows:

December 31, 2008	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Real estate owned	$ -	$ -	$ 159,201	$ 159,201
Finance receivables held for sale	-	-	960,432	960,432
Other intangible assets	-	-	-	-
Goodwill	-	-	-	-
Total	$ -	$ -	$1,119,633	$1,119,633

Financial Instruments Not Measured at Fair Value

In accordance with the amended authoritative guidance for the fair value disclosures of financial instruments, we present the carrying values and estimated fair values of certain of our financial instruments below. Readers should exercise care in drawing conclusions based on fair value, since the fair values presented below can be misinterpreted since they were estimated at a particular point in time and do not include the value associated with all of our assets and liabilities.

	September 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets Net finance receivables, less allowance for finance receivable losses	$18,566,650	$17,256,026	$23,458,949	$21,232,046
Cash and cash equivalents (excluding cash and cash equivalents in AIG pools and short-term investments)	1,944,828	1,944,828	831,108	831,108
Liabilities Long-term debt	19,570,998	16,113,000	20,980,980	10,374,214
Short-term debt	2,450,000	2,389,170	3,135,772	2,688,965
Off-Balance Sheet Financial Instruments Unused customer credit limits	-	-	-	-

FAIR VALUE MEASUREMENTS –

VALUATION METHODOLOGIES AND ASSUMPTIONS

We used the following methods and assumptions to estimate fair value.

Finance Receivables

We estimated fair values of net finance receivables, less allowance for finance receivable losses using projected cash flows, computed by category of finance receivable, discounted at the weighted-average interest rates offered for similar finance receivables at the balance sheet date. We based cash flows on contractual payment terms adjusted for delinquencies and estimates of finance receivable losses. The fair value estimates do not reflect the value of the underlying customer relationships or the related distribution systems.

Real Estate Owned

We generally based our estimate of the fair value on third party appraisals at the time we took title to real estate owned. Subsequent reductions in fair value are based upon a price that would be received in a then current transaction to sell the asset.

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

Derivatives

Our derivatives are not traded on an exchange. The valuation model used to calculate fair value of our derivative instruments includes a variety of observable inputs, including contractual terms, interest rate curves, foreign exchange rates, yield curves, credit curves, measure of volatility, and correlations of such inputs. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk. Credit value adjustment and market valuation adjustment were added to the model as a result of the adoption of the authoritative guidance for the fair value measurements for derivatives. The credit valuation adjustment adjusts the valuation of derivatives to account for nonperformance risk of our counter-party with respect to all net derivative assets positions. The credit valuation adjustment also accounts for our own credit risk in the fair value measurement of all net derivative liabilities’ positions, when appropriate. The market valuation adjustment adjusts the valuation of derivatives to reflect the fact that we are an “end-user” of derivative products. As such, the valuation is adjusted to take into account the bid-offer spread (the liquidity risk), as we are not a dealer of derivative products.

Other Intangible Assets

Historically, we tested our other intangible assets for impairment during the first quarter of each year. We tested for impairment between these annual reviews if long-term adverse changes developed in the underlying business. Accordingly, we performed an assessment of our other intangible assets to test for recoverability. The assessment of recoverability was based on our estimates. We compared projected undiscounted future cash flows to the carrying value of the asset group. When the test for recoverability identified that the carrying value of the asset group was not recoverable and the asset group’s fair value was measured in accordance with the fair value measurement framework, we recognized an impairment charge in operating expenses for the amount by which the carrying value of the asset group exceeded its estimated fair value. We calculated the amount of the impairment using the income approach. The income approach uses discounted cash flow projections. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20% when we wrote down other intangible assets to zero fair value in third quarter 2008.

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

Note 18.  Legal Contingencies

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

•

changes in laws, regulations, or regulatory policies and practices that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

•

the effects of our participation in the HAMP;

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

In connection with the preparation of AIG’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, AIG management assessed AIG’s ability to continue as a going concern. Based on the U.S. government’s continuing commitment to AIG, AIG’s completed transactions and the other expected transactions with the FRBNY, and AIG management’s plans to stabilize its businesses and dispose of certain of its non-core assets, and after consideration of the risks and uncertainties of such plans, AIG management believes that AIG will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of the above-mentioned risks and uncertainties could prove to be materially incorrect or that AIG’s proposed transactions with the FRBNY will not be consummated or fail to achieve their desired objectives. If one or more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they become due. If additional support is not available in such circumstances, there could be substantial doubt about AIG’s ability to operate as a going concern. If AIG is not able to meet its obligations as they become due, it will have a negative impact on our business and results of operations and on our ability to borrow funds from AIG, to make our debt payments, and to issue new debt.

Progress on Management’s Plan for Stabilization of the Company and Repayment of Our Obligations as They Become Due

In addition to finance receivable collections, management is exploring additional initiatives to meet our financial and operating obligations. These initiatives include additional on-balance sheet securitizations, portfolio sales, and expense reductions. In addition, we may be able to improve our liquidity position by further reducing our originations of finance receivables. During the first nine months of 2009, we closed 174 branch offices, reduced retail sales financing operations, reduced our number of employees by approximately 1,200 through reductions in force and attrition, and sold $1.7 billion of finance receivables held for sale. In July 2009, we securitized $1.9 billion of real estate loans and received $967.3 million in initial cash proceeds including accrued interest after the sales discount but before expenses. If our sources of liquidity are not sufficient to meet our contractual obligations as they become due over the next twelve months, we will seek additional funding from AIG, which funding would be subject to AIG receiving the consent of the FRBNY. AIG intends to provide such support through November 15, 2010. However, we may implement further measures to preserve our liquidity and capital, including additional on-balance sheet securitizations, portfolio sales, expense reductions, branch closures, and reductions in finance receivable originations. The exact nature and magnitude of any additional measures will be driven by our available resources and needs, prevailing market conditions, and the results of our operations.

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

•

the potential for declines in bond and equity markets;

•

the potential effect on the Company if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans;

•

the potential loss of key personnel; and

•

the potential for additional unforeseen cash demands or accelerations of obligations.

After consideration of the above factors, primarily AIG’s intention to continue to support us, as expressed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months.

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

September 30,	2009		2008
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$19,571.0	81%	$21,813.6	75%
Short-term debt	2,450.0	10	4,991.4	17
Total debt	22,021.0	91	26,805.0	92
Equity	2,112.9	9	2,395.3	8
Total capital	$24,133.9	100%	$29,200.3	100%
Net finance receivables	$19,923.1		$26,190.7

We have issued a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtained our fixed-rate funding by issuing public or private long-term debt with maturities primarily ranging from three to ten years. Until September 2008, AGFC and AGFI obtained most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate debt. We have issued commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At September 30, 2009, we had no issuances of commercial paper outstanding.

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

Accordingly, beginning in first quarter 2007, our targeted leverage was changed to 9.0x of adjusted debt to adjusted tangible equity, where adjusted debt equals total debt less 75% of hybrid debt and where adjusted tangible equity equals total shareholder’s equity plus 75% of hybrid debt and less goodwill, other intangible assets, and accumulated other comprehensive (loss) income. Due to the Company’s and AIG’s liquidity positions, our primary capitalization efforts have been focused on improving liquidity and maintaining compliance with our existing debt agreements, and not on achieving our target leverage. This focus (which will likely continue as long as liquidity challenges persist) could result in AGFI’s actual leverage being different than our most recent target leverage. Our adjusted tangible leverage at September 30, 2009 was 9.02x compared to 9.46x at September 30, 2008, and 11.75x at December 31, 2008. In calculating September 30, 2009 leverage, management deducted $1.8 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 8.27x (including the $1.6 billion loaned to AIG under a demand note as a cash equivalent debt reduction would lower this September 30, 2009 leverage measurement to 7.63x). In calculating December 31, 2008 leverage, management deducted

$624.0 million of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 11.44x. Adjusted tangible leverage and effective adjusted tangible leverage each exceeded 9.0x at December 31, 2008 due to the determination that the Company would be required to establish a $622.6 million valuation reserve against its deferred tax assets.

The Company’s 364-day facility (now a one-year term loan) contains a capital support agreement (for the benefit of the lenders under the facility) with AIG, whereby AIG agrees to cause AGFC to maintain: (a) a consolidated net worth (stockholder’s equity minus the amount of accumulated other comprehensive income or loss) of at least $2.2 billion; and (b) an adjusted tangible leverage at or below 8.0x (further adjusting for excess cash for a calculated “support leverage”). At September 30, 2009, the support agreement’s measurement of consolidated net worth was $2.6 billion. If AIG terminates the capital support agreement or does not comply with its terms, the 364-day facility would require renegotiation or repayment. At December 31, 2008, AGFC’s support leverage was 8.99x. During March 2009, AIG caused AGFC to receive a $600.0 million capital contribution that would have reduced AGFC’s support leverage at December 31, 2008 to 7.05x, in addition to supporting AGFC leverage at March 31, 2009. At September 30, 2009, the leverage measurement under the support agreement was 6.65x. Further capital infusions into the Company would require AIG to obtain the consent of the FRBNY under the FRBNY Credit Agreement.

Reconciliations of total debt to adjusted debt were as follows:

	September 30,	September 30,	December 31,
(dollars in millions)	2009	2008	2008
Total debt	$22,021.0	$26,805.0	$24,116.8
75% of hybrid debt	(262.0)	(261.9)	(262.0)
Adjusted debt	$21,759.0	$26,543.1	$23,854.8

Reconciliations of equity to adjusted tangible equity were as follows:

	September 30,	September 30,	December 31,
(dollars in millions)	2009	2008	2008
Equity	$2,112.9	$2,395.3	$1,639.3
75% of hybrid debt	262.0	261.9	262.0
Accumulated other comprehensive loss	38.6	149.3	129.1
Adjusted tangible equity	$2,413.5	$2,806.5	$2,030.4

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

Certain prepayable debt agreements of AGFI contain covenants which state that AGFI cannot have net losses for two consecutive years. Management anticipates that AGFI will repay these debt agreements prior to any non-compliance.

Based upon AGFC’s financial results for the twelve months ended September 30, 2009, a mandatory trigger event will occur under AGFC’s hybrid debt with respect to the hybrid debt’s next semi-annual payment due in January 2010. The mandatory trigger event requires AGFC to defer interest payments to the junior subordinated debt holders and not pay dividends unless, before the next interest payment date, AGFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt, otherwise payable on the next interest payment date. As of September 30, 2009, AGFC has not received the non-debt capital funding to satisfy the January 2010 interest payments required by AGFC’s hybrid debt.

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

As of September 30, 2009, our primary committed credit facilities were as follows:

(dollars in millions)
Facility	Committed Amount	Drawn	Expiration
364-day facility*	$2,450.0	$2,450.0	July 2010
Multi-year facility	2,125.0	2,125.0	July 2010
Total	$4,575.0	$4,575.0

*

AGFI was an eligible borrower under the 364-day facility for up to $400.0 million, which was fully drawn during September 2008. On July 9, 2009, we converted the outstanding amounts under our expiring 364-day facility into one-year term loans. Any remaining balance of the term loans will mature on July 9, 2010, at which time AGFC and AGFI will be obligated to pay the respective remaining amounts of principal outstanding, plus accrued interest.

Each of the facilities has required that AGFC remain directly or indirectly majority-owned by AIG. If AIG were to divest the Company, we would be required to renegotiate or repay the facilities. Outstanding borrowings under the committed credit facilities totaled $4.8 billion at September 30, 2008.

If other funding to repay our credit facilities is unavailable, we will seek to replace or extend the facilities on or prior to their expirations. However, there can be no assurance that we will be able to obtain replacements or extensions.

AGFI and certain of its subsidiaries also had uncommitted credit facilities of $195.0 million at September 30, 2009 and 2008. Portions of these uncommitted facilities could be increased depending upon lender ability to participate its loans under these facilities. There were no amounts outstanding under the uncommitted credit facilities at September 30, 2009 or 2008.

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

Due to the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008. In addition, we borrowed funds from AIG Funding, Inc. (AIG Funding) under a demand note agreement. Until there is a significant improvement in credit markets or we have a financially stronger parent, we anticipate that our primary sources of funds to support operations and repay obligations will be finance receivable collections from operations, while we significantly limit our lending activities and focus on expense reductions. Alternative funding sources currently under evaluation include additional on-balance sheet securitizations, portfolio sales, and borrowings from AIG Funding and others. Accessing these funding sources is uncertain and may require AIG to obtain the consent of the FRBNY under the FRBNY Credit Agreement.

As part of our efforts to support our liquidity from sources other than our traditional capital market sources, we completed an on-balance sheet securitization on July 30, 2009. The securitization included the sale of approximately $2.0 billion of our centralized real estate loans to a wholly-owned special purpose vehicle, Third Street Funding LLC (Third Street), that concurrently formed a trust to issue tranches of notes totaling $1.6 billion in initial principal balance of trust certificates to Third Street in exchange for the loans. Also in connection with the securitization, Third Street sold at a discount $1.2 billion of senior certificates with a 5.75% coupon to a third party. Third Street received initial cash proceeds, including accrued interest after the sales discount but before expenses, of $967.3 million, and retained subordinated and residual interest trust certificates.

The principal factors that could decrease our liquidity are customer non-payment, a decline in customer prepayments, a prolonged inability to access our historical capital market sources, and AIG’s inability to provide funding. We intend to support our liquidity position by operating the Company utilizing the following strategies:

•

limiting net originations and purchases of finance receivables and having more restrictive underwriting standards and pricing for such loans; and

•

pursuing possible alternative funding sources, including additional on-balance sheet securitizations, portfolio sales, and borrowings from AIG Funding and others.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

Principal sources and uses of cash were as follows:

Nine Months Ended September 30,
(dollars in millions)	2009	2008
Principal sources of cash: Net collections/originations and purchases of finance receivables	$2,240.6	$ -
Sales of finance receivables held for sale originated as held for investment	1,755.2	-
Capital contributions	602.6	220.0
Operations	285.0	685.0
Net issuances/repayment of debt	-	488.3
Total	$4,883.4	$1,393.3
Principal uses of cash: Net repayment/issuances of debt	$2,232.8	$ -
Establishment of note receivable from affiliate	1,550.9	-
Net originations and purchases/collections of finance receivables	-	1,019.7
Total	$3,783.7	$1,019.7

During March 2009, AGFC repaid the $419.5 million (plus interest) owed under the demand note payable to AIG Funding and, on March 24, 2009, AGFC made a loan of $800.0 million to AIG that is callable on one business day’s notice under the March 24, 2009 demand note agreement. On August 11, 2009, AGFC made an additional loan of $750.0 million to AIG under the March 24, 2009 demand note agreement. The cash used to fund the repayment of the demand note and these loans to AIG came from asset sale and securitization proceeds, operations, insurance subsidiary dividends, and the AIG capital contribution received in March 2009. These loans are subject to a subordination agreement in favor of the FRBNY. These loans to AIG were made as short-term investment sources for excess cash and to facilitate AIG’s obligation to manage its excess cash and excess cash held by its subsidiaries under the FRBNY Facility.

CRITICAL ACCOUNTING ESTIMATES

Allowance for Finance Receivable Losses

We consider our most critical accounting estimate to be the establishment of an adequate allowance for finance receivable losses. Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly by real estate loans, non-real estate loans, and retail sales finance.

We use migration analysis and the Monte Carlo technique as the principal tools to determine the appropriate amount of allowance for finance receivable losses. Both techniques are historically-based statistical techniques that attempt to predict the probable future amount of losses for existing pools of finance receivables. We confirm the results of the models through the review of historical results by the Credit Strategy and Policy Committee.

Our migration analysis utilizes a rolling 12 months of historical data that is updated quarterly. The primary inputs for our migration analysis are (i) historical finance receivable balances, (ii) historical delinquency, charge-off, recovery and repayment amounts, and (iii) the current finance receivable balances in each stage of delinquency (i.e., current, greater than 30 days past due, greater than 60 days past due, etc.). The primary assumptions used in our migration analysis are the weighting of historical data and our estimate of the loss emergence period for the portfolio.

The Monte Carlo technique currently utilizes historical loan level data from January 2003 through the mid month of the current quarter and is updated quarterly. The primary inputs for Monte Carlo are the historical finance receivable accounts, the variability in account migration through the various stages of delinquency (i.e., the probability of a loan moving from 30 days past due to 60 days past due in any given month), and average charge-off amounts. The primary assumption used in our Monte Carlo analysis is the loss emergence period for the portfolio. The program currently employs a discrete method of incorporating economic conditions with a set of matrices, each of which represents a historical month of data. Each matrix is therefore representative of certain seasonal and secular economic conditions, and the probability of selecting a given matrix during the simulation increases as the simulated economic conditions approach those represented by the matrix.

We consider the current and historical levels of nonaccrual loans in our analysis of the allowance by factoring the delinquency status of loans into both the migration analysis and Monte Carlo technique. We classify loans as nonaccrual based on our accounting policy, which is based on the delinquency status of the loan. As delinquency is a primary input into our migration analysis and Monte Carlo scenarios, we inherently consider nonaccrual loans in our estimate of the allowance for finance receivable losses.

Changes in housing prices and the related impact on homeowners’ equity is one factor that influences borrower decisions with respect to continuing to make the payment on their real estate loan. The delinquency and losses resulting from these borrower decisions are incorporated in our allowance models as described above.

We generally obtain a current appraisal before closing a loan secured by real estate. In addition, when we complete foreclosure proceedings on a real estate loan, we obtain an unrelated party’s valuation of the property, which is used to establish the value of the real estate owned.

We maintain our allowance for finance receivable losses at our estimated “most predictive” outcome of our migration and Monte Carlo scenarios. The “most predictive” outcome is the scenario within the migration and Monte Carlo scenario ranges that the Credit Strategy and Policy Committee has identified to be a better estimate than any other amount within the range considering how the analyses best represent the probable losses inherent in our portfolio at the balance sheet date, taking into account the relevant qualitative factors, observable trends, economic conditions and our historical experience with our portfolio.

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

Valuation Allowance on Deferred Tax Assets

The authoritative guidance for the accounting for income taxes permits a deferred tax asset to be recorded if the asset meets a more likely than not standard (i.e. more than 50 percent likely) that the asset will be realized. Realization of our net deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits were generated. Because the realization of the deferred tax assets relies on a projection of future income, we view this as a critical accounting estimate.

When making our assessment about the realization of our deferred tax assets, we consider all available evidence, including:

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

Other Intangible Assets Impairment

Other intangible assets consisted of trade names, broker relationships, customer relationships, investor relationships, employment agreements, non-compete agreements, and lender panel (group of lenders for whom Ocean performs loan origination services). Historically, we tested our other intangible assets for impairment during the first quarter of each year. We tested for impairment between these annual reviews if long-term adverse changes developed in the underlying business. Accordingly, we performed an assessment of our other intangible assets to test for recoverability. The assessment of recoverability was based on our estimates. We compared projected undiscounted future cash flows to the carrying value of the asset group. When the test for recoverability identified that the carrying value of the asset group was not recoverable and the asset group’s fair value was measured in accordance with the fair value measurement framework, we recognized an impairment charge in operating expenses for the amount by which the carrying value of the asset group exceeded its estimated fair value. We calculated the amount of the impairment using the income approach. The income approach uses discounted cash flow projections. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20%. In third quarter 2008 we wrote down other intangible assets to zero fair value, reflecting our reduced discounted cash flow expectations.

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

We initially assessed the potential for impairment by estimating the fair value of each of our reporting units and comparing the estimated fair values with the carrying amounts of those reporting units, including goodwill. The estimate of a reporting unit’s fair value was calculated using the discounted expected future cash flows approach. If the carrying value of a reporting unit exceeded its estimated fair value, goodwill associated with that reporting unit was potentially impaired. The amount of impairment was measured as the excess of the carrying value of goodwill over the estimated fair value of the goodwill. The estimated fair value of the goodwill was measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit’s assets and liabilities in a hypothetical market. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20%. In accordance with the authoritative guidance for goodwill impairments, in third quarter 2008 we wrote down our goodwill to zero fair value, reflecting our reduced discounted cash flow expectations. This impairment charge was recorded in operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by SEC rules.

SEGMENTS

See Note 15 of the Notes to Condensed Consolidated Financial Statements for a description of our business segments.

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

	Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Net finance receivables: Branch real estate loans			$ 8,250.5	$ 9,440.6
Centralized real estate			6,777.7	10,210.8
Branch non-real estate loans			3,360.2	4,137.0
Branch retail sales finance			1,411.5	2,294.2
Total segment net finance receivables			19,799.9	26,082.6
All other			123.2	108.1
Net finance receivables			$19,923.1	$26,190.7
Yield: Branch real estate loans	9.50%	10.02%	9.48%	10.33%
Centralized real estate	5.63	6.08	5.91	6.17
Branch non-real estate loans	20.64	20.02	20.40	20.28
Branch retail sales finance	12.61	10.23	11.85	11.19
Total segment yield	10.29	10.08	10.20	10.28
All other effect on yield	(0.05)	0.03	(0.02)	(0.03)
Total yield	10.24	10.11	10.18	10.25
Charge-off ratio: Branch real estate loans	3.58%	1.71%	3.14%	1.42%
Centralized real estate	2.64	0.75	1.95	0.54
Branch non-real estate loans	8.41	6.04	8.20	5.36
Branch retail sales finance	5.96	3.34	5.11	3.10
Total segment charge-off ratio	4.25	2.16	3.71	1.82
All other effect on charge-off ratio	(0.01)	(0.01)	(0.01)	(0.01)
Total charge-off ratio	4.24	2.15	3.70	1.81
Delinquency ratio: Branch real estate loans			7.04%	4.73%
Centralized real estate			7.21	3.70
Branch non-real estate loans			5.08	4.91
Branch retail sales finance			4.70	2.82
Total segment delinquency ratio			6.56	4.19
All other effect on delinquency ratio			(0.02)	(0.01)
Total delinquency ratio			6.54	4.18

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly by real estate loans, non-real estate loans, and retail sales finance. Allowance for finance receivable losses is calculated for each product and then allocated to each segment based upon its delinquency. Changes in the allowance for finance receivable losses for our branch and centralized real estate business segments and consolidated totals were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Balance at beginning of period: Branch real estate loans	$ 446.7	$ 281.7	$ 399.6	$ 234.2
Centralized real estate	439.4	229.1	369.8	137.2
Branch non-real estate loans	386.1	240.7	301.3	187.6
Branch retail sales finance	60.5	51.1	69.7	42.9
Total segment	1,332.7	802.6	1,140.4	601.9
All other	-	-	-	-
Total	$1,332.7	$ 802.6	$1,140.4	$ 601.9
Provision for finance receivable losses: Branch real estate loans	$ 122.3	$ 107.6	$ 302.1	$ 211.7
Centralized real estate	73.5	82.3	229.9	197.5
Branch non-real estate loans	25.6	91.2	264.8	244.9
Branch retail sales finance	27.9	27.1	66.6	67.4
Total segment	249.3	308.2	863.4	721.5
All other	3.6	0.3	4.3	0.6
Total	$ 252.9	$ 308.5	$ 867.7	$ 722.1
Charge-offs: Branch real estate loans	$ (79.8)	$ (41.6)	$ (215.9)	$(101.3)
Centralized real estate	(47.4)	(19.6)	(119.6)	(43.0)
Branch non-real estate loans	(82.1)	(70.7)	(252.9)	(187.2)
Branch retail sales finance	(26.7)	(21.1)	(80.0)	(58.1)
Total segment	(236.0)	(153.0)	(668.4)	(389.6)
All other	(0.5)	(0.3)	(1.1)	(0.6)
Total	$ (236.5)	$(153.3)	$ (669.5)	$(390.2)
Recoveries: Branch real estate loans	$ 1.7	$ 1.2	$ 5.1	$ 4.3
Centralized real estate	0.7	0.1	1.5	0.2
Branch non-real estate loans	8.5	7.4	24.9	23.3
Branch retail sales finance	2.5	2.3	7.9	7.2
Total segment	13.4	11.0	39.4	35.0
All other	-	-	(0.1)	-
Total	$ 13.4	$ 11.0	$ 39.3	$ 35.0
Transfers to finance receivables held for sale: Branch real estate loans	$ (3.9)	$ -	$ (3.9)	$ -
Centralized real estate	(2.1)	-	(17.5)	-
Branch non-real estate loans	-	-	-	-
Branch retail sales finance	-	-	-	-
Total segment	(6.0)	-	(21.4)	-
All other	-	-	-	-
Total	$ (6.0)	$ -	$ (21.4)	$ -
Balance at end of period: Branch real estate loans	$ 487.0	$ 348.9	$ 487.0	$ 348.9
Centralized real estate	464.1	291.9	464.1	291.9
Branch non-real estate loans	338.1	268.6	338.1	268.6
Branch retail sales finance	64.2	59.4	64.2	59.4
Total segment	1,353.4	968.8	1,353.4	968.8
All other	3.1	-	3.1	-
Total	$1,356.5	$ 968.8	$1,356.5	$ 968.8

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables for the business segments were as follows:

September 30,
(dollars in millions)	2009	2008
Net finance receivables: Branch real estate loans:
Prime	$1,309.1	$ 1,618.1
Non-prime	1,517.9	1,750.6
Sub-prime	5,411.9	6,034.4
Other/FICO unavailable	11.6	37.5
Total	$8,250.5	$ 9,440.6
Centralized real estate loans:
Prime	$5,087.3	$ 7,843.5
Non-prime	1,220.0	1,733.3
Sub-prime	467.2	627.1
Other/FICO unavailable	3.2	6.9
Total	$6,777.7	$10,210.8
Branch non-real estate loans:
Prime	$ 605.3	$ 678.5
Non-prime	752.0	963.3
Sub-prime	1,991.5	2,388.7
Other/FICO unavailable	11.4	106.5
Total	$3,360.2	$ 4,137.0
Branch retail sales finance:
Prime	$ 854.8	$ 1,466.8
Non-prime	209.6	320.3
Sub-prime	335.6	414.4
Other/FICO unavailable	11.5	92.7
Total	$1,411.5	$ 2,294.2

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for the business segments were as follows:

September 30,	2009	2008
Delinquency ratio: Branch real estate loans:
Prime	4.25%	1.78%
Non-prime	6.27	3.63
Sub-prime	7.91	5.85
Other/FICO unavailable	19.09	2.80
Total	7.04	4.73
Centralized real estate loans:
Prime	5.71%	2.66%
Non-prime	11.46	6.99
Sub-prime	12.37	7.51
Other/FICO unavailable	3.07	7.79
Total	7.21	3.70
Branch non-real estate loans:
Prime	2.80%	2.54%
Non-prime	4.37	4.09
Sub-prime	6.02	5.86
Other/FICO unavailable	6.40	5.63
Total	5.08	4.91
Branch retail sales finance:
Prime	2.70%	1.25%
Non-prime	7.68	5.06
Sub-prime	8.21	6.84
Other/FICO unavailable	2.52	2.83
Total	4.70	2.82

HIGHER-RISK REAL ESTATE LOANS

Certain types of our real estate loans, such as interest only real estate loans, sub-prime real estate loans, second mortgages, high loan-to-value (LTV) ratio mortgages, and low documentation real estate loans, can have a greater risk of non-collection than our other real estate loans. Interest only real estate loans contain an initial period where the scheduled monthly payment amount is equal to the interest charged on the loan. The payment amount resets upon the expiration of this period to an amount sufficient to amortize the balance over the remaining term of the loan. Sub-prime real estate loans are loans originated to a borrower with a FICO score at the date of origination or renewal of less than or equal to 619. Second mortgages are secured by a mortgage whose rights are subordinate to those of a first mortgage. High LTV ratio mortgages have an original amount equal to or greater than 95.5% of the value of the collateral property at the time the loan was originated. Low documentation real estate loans are loans to a borrower that meets certain criteria which gives the borrower the option to supply less than the normal amount of supporting documentation for income.

Additional information regarding these higher-risk real estate loans for our branch and centralized real estate business segments follows (our higher-risk real estate loans can be included in more than one of the types of higher-risk real estate loans):

September 30, 2009		Delinquency	Average	Average
(dollars in millions)	Amount	Ratio	LTV	FICO
Branch Higher-risk real estate loans: Interest only (a)
Sub-prime	$5,411.9	7.91%	74.9%	557
Second mortgages	$1,187.8	8.17%	N/A (b)	602
LTV greater than 95.5% at origination	$ 341.1	7.51%	97.8%	611
Low documentation (a)
Centralized Real Estate Higher-risk real estate loans: Interest only	$1,200.8	8.66%	88.3%	709
Sub-prime	$ 467.2	12.37%	76.8%	586
Second mortgages	$ 47.1	5.19%	N/A (b)	700
LTV greater than 95.5% at origination	$2,469.6	5.69%	99.4%	710
Low documentation	$ 377.8	13.52%	76.7%	665

(a)

Not applicable because these higher-risk loans are not offered by our branch business segment.

(b)

Not available

September 30, 2008		Delinquency	Average	Average
(dollars in millions)	Amount	Ratio	LTV	FICO
Branch Higher-risk real estate loans: Interest only (a)
Sub-prime	$6,034.4	5.85%	75.2%	558
Second mortgages	$1,419.4	6.30%	N/A (b)	601
LTV greater than 95.5% at origination	$ 393.2	5.77%	97.8%	612
Low documentation (a)
Centralized Real Estate Higher-risk real estate loans: Interest only	$1,466.6	6.93%	88.5%	707
Sub-prime	$ 627.1	7.51%	76.0%	589
Second mortgages	$ 58.0	3.31%	N/A (b)	700
LTV greater than 95.5% at origination	$2,967.6	4.09%	99.4%	712
Low documentation	$ 492.7	9.71%	76.0%	667

(a)

Not applicable because these higher-risk loans are not offered by our branch business segment.

(b)

Not available

Charge-off ratios for these higher-risk real estate loans for our branch and centralized real estate business segments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Branch Higher-risk real estate loans charge-off ratios: Interest only (a)
Sub-prime	3.75%	2.02%	3.49%	1.76%
Second mortgages	11.24%	5.99%	10.11%	5.17%
LTV greater than 95.5%	4.84%	3.10%	4.75%	2.90%
Low documentation (a)
Centralized Real Estate Higher-risk real estate loans charge-off ratios: Interest only	5.04%	2.09%	3.95%	1.36%
Sub-prime	2.55%	0.94%	2.07%	0.72%
Second mortgages	3.62%	2.77%	2.57%	1.42%
LTV greater than 95.5%	3.08%	1.09%	2.40%	0.79%
Low documentation	2.76%	1.38%	3.21%	0.78%

(a)

Not applicable because these higher-risk loans are not offered by our branch business segment.

A decline in the value of assets serving as collateral for our real estate loans may impact our ability to collect on these real estate loans. The total amount of all real estate loans for which the estimated LTV ratio exceeds 100% at September 30, 2009 was $2.0 billion, or 13% of total real estate loans.

HAMP PARTICIPATION

On March 4, 2009, the United States Department of the Treasury issued uniform guidance for loan modifications to be utilized by the mortgage industry in connection with the Home Affordable Modification Program (HAMP). The HAMP is designed to assist certain eligible homeowners who are at risk of foreclosure by applying loan modification requirements in a stated order of succession until their monthly payments are lowered to a specified percentage target of their monthly gross income. The modification guidelines require the servicer to use a uniform loan modification process to provide a borrower with sustainable monthly payments.

As part of a Securities Purchase Agreement between AIG and the United States Department of the Treasury dated April 17, 2009, AIG agreed that its subsidiaries that were eligible would join the HAMP and would comply with the HAMP guidelines. On July 17, 2009, MorEquity entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association as financial agent for the United States, which provides for participation in the HAMP. MorEquity entered into the Agreement as the servicer with respect to our centralized real estate finance receivables, with an effective date of September 1, 2009, in order for MorEquity to prepare its systems to implement the HAMP.

During third quarter 2009, MorEquity began soliciting customers who may be eligible to be considered for loan modifications pursuant to the HAMP. As of September 30, 2009, no HAMP modifications have been completed due to MorEquity’s recent entry into the HAMP.

Our historical loan modification approach has been to determine whether and what type of modification is warranted on an individual loan basis.  In third quarter 2009, MorEquity made modifications on mortgage loans with outstanding principal balances totaling $77.0 million and our branch business segment made modifications on mortgage loans with outstanding principal balances totaling $68.6 million pursuant to our historical approach. In contrast to our historical loan modification approach, the HAMP utilizes a prescriptive approach. With MorEquity’s entry into the HAMP, our historical loan modification approach became a secondary program for MorEquity customers who do not qualify for a modification pursuant to HAMP. MorEquity’s participation in the HAMP will increase our expenses to the extent that MorEquity’s costs to modify loans pursuant to the HAMP are higher than they would be pursuant to our historical loan modification approach. These amounts may be partially offset by fees that the United States Department of the Treasury pays to MorEquity, to the extent that MorEquity qualifies for those fees. We also anticipate increased servicing expenses in connection with the HAMP to accommodate the processing of HAMP modifications, and to comply with HAMP reporting, escrow and other requirements.

Our branch operations are preparing to enter the HAMP in fourth quarter 2009, with a planned effective date in second quarter 2010. Our branch operations are making systems changes necessary to implement the HAMP in second quarter 2010.

ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

Net Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Net income (loss)	$235.1	$(503.5)	$(239.3)	$(569.6)
Amount change	$738.6	$(552.2)	$ 330.3	$(670.5)
Percent change	147%	N/M*	58%	(664)%
Return on average assets	3.76%	(6.87)%	(1.26)%	(2.57)%
Return on average equity	50.55%	(72.19)%	(17.02)%	(26.90)%
Ratio of earnings to fixed charges	0.55x	(0.86)x	0.27x	0.26x

* Not meaningful

During 2008 and the nine months ended September 30, 2009, the U.S. residential real estate markets and credit markets experienced significant disruption as housing prices continued to generally decline, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. These market developments negatively impacted our results for the three and nine months ended September 30, 2009 and 2008.

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

Net income increased for the three months ended September 30, 2009 when compared to the net loss for the same period in 2008 primarily due to lower operating expenses (reflecting goodwill and other intangible assets impairments during third quarter 2008) and higher benefit from income taxes, partially offset by lower finance charges reflecting the sales of real estate loan portfolios as part of our liquidity management efforts.

Net loss decreased for the nine months ended September 30, 2009 when compared to the same period in 2008 primarily due to lower operating expenses (reflecting goodwill and other intangible assets impairments during third quarter 2008), higher benefit from income taxes, and lower interest expense. The decrease in net loss was partially offset by lower finance charges and other revenues reflecting the sales of real estate loan portfolios as part of our liquidity management efforts and higher provision for finance receivable losses resulting from increases to the allowance for finance receivable losses in response to our higher levels of delinquency and net charge-offs.

Benefit from income taxes increased for the three and nine months ended September 30, 2009 when compared to the same periods in 2008 reflecting (1) AIG’s projection that it will have sufficient taxable income in 2009 to use our current year estimated tax losses; and (2) a tax return election made by certain of the Company’s affiliates. As a result, the Company reclassified $369.4 million of deferred tax assets related to the 2009 net operating losses to a current tax receivable and the valuation allowance related to these deferred tax assets was reversed. This receivable will be settled with AIG in accordance with our tax sharing agreement. AIG’s projection of taxable income depends on its anticipated completion of specific transactions in fourth quarter 2009. Our benefit from income taxes could materially change if the AIG transactions are not completed in fourth quarter 2009. We do not anticipate cash receipts due to us for calendar year 2009 under the AIG tax sharing agreement to be paid until late 2010.

See Note 15 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

For a discussion of risk factors relating to our businesses, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Real estate loans	$ 306.6	$ 397.7	$ 986.8	$ 1,204.4
Non-real estate loans	180.0	210.4	561.8	623.0
Retail sales finance	49.9	62.0	163.0	184.0
Total	$ 536.5	$ 670.1	$ 1,711.6	$ 2,011.4
Amount change	$ (133.6)	$ 13.4	$ (299.8)	$ 73.2
Percent change	(20)%	2%	(15)%	4%
Average net receivables	$20,802.4	$26,396.6	$22,465.1	$26,203.3
Yield	10.24%	10.11%	10.18%	10.25%

Finance charges (decreased) increased due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Change in average net receivables	$(141.3)	$ 35.3	$(285.1)	$122.0
Change in yield	7.7	(21.9)	(9.3)	(55.3)
Change in number of days	-	-	(5.4)	6.5
Total	$(133.6)	$ 13.4	$(299.8)	$ 73.2

Average net receivables and changes in average net receivables by type when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$15,763.7	$(4,165.1)	$19,928.8	$ 578.8
Non-real estate loans	3,468.6	(723.1)	4,191.7	416.9
Retail sales finance	1,570.1	(706.0)	2,276.1	227.9
Total	$20,802.4	$(5,594.2)	$26,396.6	$1,223.6
Percent change		(21)%		5%

Nine Months Ended September 30,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$16,947.4	$(2,936.8)	$19,884.2	$ 758.2
Non-real estate loans	3,680.3	(422.6)	4,102.9	445.3
Retail sales finance	1,837.4	(378.8)	2,216.2	251.4
Total	$22,465.1	$(3,738.2)	$26,203.3	$1,454.9
Percent change		(14)%		6%

The decrease in average net finance receivables reflected the slower U.S. housing market, our tighter underwriting guidelines, and liquidity management efforts. We transfer finance receivables to finance receivables held for sale when it is no longer more likely than not that we will hold those finance receivables for the foreseeable future as part of our liquidity management efforts. In December 2008, we transferred $972.5 million of real estate loans from finance receivables to finance receivables held for sale. During the three months and nine months ended September 30, 2009, we transferred $435.9 million and $1.7 billion, respectively, of real estate loans from finance receivables to finance receivables held for sale. As of September 30, 2009, it is more likely than not that we will hold the remainder of the finance receivable portfolio for the foreseeable future, as management’s intent is to focus on alternative funding sources, including on-balance sheet securitizations.

Effective February 29, 2008, we purchased a substantial portion of Equity One, Inc.’s consumer branch finance receivable portfolio consisting of $1.0 billion of real estate loans, $289.8 million of non-real estate loans, and $156.0 million of retail sales finance receivables.

Yield and changes in yield in basis points (bp) by type when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2009		2008
	Yield	Change	Yield	Change
Real estate loans	7.72%	(22) bp	7.94%	(25) bp
Non-real estate loans	20.64	63	20.01	(50)
Retail sales finance	12.62	177	10.85	(127)
Total	10.24	13	10.11	(25)

Nine Months Ended September 30,	2009		2008
	Yield	Change	Yield	Change
Real estate loans	7.78%	(31) bp	8.09%	(29) bp
Non-real estate loans	20.39	12	20.27	(41)
Retail sales finance	11.86	77	11.09	(69)
Total	10.18	(7)	10.25	(22)

Yield increased for the three months ended September 30, 2009 when compared to the same period in 2008 primarily due to higher retail sales finance and non-real estate loan yield reflecting the origination of new finance receivables at higher rates based on market conditions and the discontinuation of certain promotional products, partially offset by lower real estate loan yield reflecting the increase in later stage delinquencies (which result in reversal of accrued finance charges) and the increase of real estate loan modifications (which result in reduced finance charges).

Yield decreased for the nine months ended September 30, 2009 when compared to the same period in 2008 primarily due to lower real estate loan yield reflecting the increase in later stage delinquencies and the increase of real estate loan modifications, partially offset by higher retail sales finance and non-real estate loan yield reflecting the origination of new finance receivables at higher rates based on market conditions and the discontinuation of certain promotional products.

Insurance Revenues

Insurance revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Earned premiums	$33.8	$38.7	$102.4	$117.2
Commissions	0.1	0.9	0.5	3.1
Total	$33.9	$39.6	$102.9	$120.3
Amount change	$(5.7)	$(3.2)	$(17.4)	$ (5.7)
Percent change	(14)%	(7)%	(14)%	(5)%

Earned premiums decreased for the three and nine months ended September 30, 2009 when compared to the same periods in 2008 primarily due to decreases in non-credit premium volume and credit earned premiums. Commissions decreased for the three and nine months ended September 30, 2009 when compared to the same periods in 2008 primarily due to a decline in commissions that Ocean receives from the sale of various insurance products.

Mark to Market Provision on Finance Receivables Held for Sale Originated as Held for Investment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Mark to market provision on finance receivables held for sale originated as held for investment	$(15.8)	$ -	$(94.2)	$ -
Amount change	$(15.8)	$ -	$(94.2)	$ -
Percent change	N/A*	N/A	N/A	N/A

* Not applicable

During the three and nine months ended September 30, 2009, we transferred $435.9 million and $1.7 billion, respectively, of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. Based on negotiations with prospective purchasers, we determined that a mark to market provision on finance receivables held for sale originated as held for investment of $15.8 million and $94.2 million for the three and nine months ended September 30, 2009, respectively, was necessary to reduce the carrying amount of these finance receivables held for sale to fair value.

Investment Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Investment revenue	$12.1	$(13.1)	$35.5	$ 10.1
Amount change	$25.2	$(36.7)	$25.4	$(57.2)
Percent change	192%	(155)%	250%	(85)%

Investment revenue was affected by the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Average invested assets	$929.6	$1,498.5	$911.5	$1,548.2
Average invested asset yield	5.88%	5.73%	5.87%	5.98%
Net realized losses on investment securities and securities lending	$ (1.4)	$ (35.5)	$ (5.8)	$ (61.5)

The decrease in average invested assets for the three and nine months ended September 30, 2009 when compared to the same periods in 2008 was primarily due to sales of investment securities, the proceeds of which were used by our insurance subsidiaries to pay dividends to AGFC during 2008 and the first quarter of 2009.

Net realized losses on investment securities and securities lending for the three and nine months ended September 30, 2008, included $31.5 million of final losses on sales of our investments in AIG’s securities lending pool, which we exited during third quarter 2008. Net realized losses on investment securities and securities lending for the nine months ended September 30, 2008 also included $17.9 million of other-than-temporary impairments on our investments in AIG’s securities lending pool.

Loan Brokerage Fees Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Loan brokerage fees revenues	$ 1.9	$ 5.7	$ 5.0	$ 21.9
Amount change	$ (3.8)	$(13.1)	$(16.9)	$(40.1)
Percent change	(67)%	(70)%	(77)%	(65)%

Loan brokerage fees revenues decreased for the three and nine months ended September 30, 2009 when compared to the same periods in 2008 primarily due to a significant decline in Ocean’s brokered loan volume reflecting the slower United Kingdom housing market.

Net Service Fees from Affiliates

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Net service fees from affiliates	$16.5	$11.0	$ 19.8	$ 55.9
Amount change	$ 5.5	$10.1	$(36.1)	$231.6
Percent change	50%	N/M*	(65)%	132%

* Not meaningful

Net service fees from affiliates increased for the three months ended September 30, 2009, when compared to the same period in 2008 primarily due to higher 2009 reversals of reserves that were recorded in 2007 for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. Net service fees from affiliates decreased for the nine months ended September 30, 2009, when compared to the same period in 2008 primarily due to lower 2009 reversals of these reserves. (In first quarter 2006, we terminated the mortgage services agreements with AIG Bank and began originating finance receivables held for sale using our own state licenses.) We established a $128 million reserve in first quarter 2007 and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s then best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement with the OTS. As a result of our evaluations of our loss exposure, we reduced the OTS remediation reserve by $15.9 million for the three and nine months ended September 30, 2009 and by $10 million and $53 million, respectively, for the three and nine months ended September 30, 2008. See Note 16 of the Notes to Condensed Consolidated Financial Statements for information on the Supervisory Agreement.

Other Revenues

Other revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Foreign exchange (loss) gain on foreign currency denominated debt	$(29.9)	$ 3.2	$(68.1)	$ 4.1
Writedowns on real estate owned	(6.9)	(7.2)	(26.6)	(17.5)
Derivative adjustments	45.3	1.2	19.2	(61.7)
Net loss on sales of finance receivables held for sale originated as held for investment	(1.4)	-	(16.2)	-
Net loss on sales of real estate owned	(3.7)	(7.1)	(15.7)	(18.9)
Interest income on finance receivables held for sale originated as held for investment	13.6	-	23.9	-
Mortgage banking revenues	(5.1)	0.4	(2.3)	6.0
Other	3.7	2.3	6.6	3.5
Total	$ 15.6	$(7.2)	$(79.2)	$ (84.5)
Amount change	$ 22.8	$(9.9)	$ 5.3	$(184.3)
Percent change	318%	(370)%	6%	(185)%

Due to the de-designation of our fair value hedge on April 1, 2009, we recorded a derivative adjustment gain of $48.8 million, partially offset by a foreign exchange loss of $29.9 million for the three months ended September 30, 2009 and a derivative adjustment gain of $75.6 million, partially offset by a foreign exchange loss of $68.6 million for the nine months ended September 30, 2009. Derivative adjustments for the three months ended September 30, 2009 also included an ineffectiveness loss of $7.0 million on our cash flow derivatives, partially offset by a credit valuation adjustment gain of $3.4 million on our non-designated derivative. Derivative adjustments for the nine months ended September 30, 2009 included a credit valuation adjustment loss of $33.5 million on our fair value derivative that no longer qualifies for hedge accounting and an ineffectiveness loss of $22.1 million on our fair value and cash flow derivatives. The credit valuation adjustment loss on our fair value derivative for the nine months ended September 30, 2009 resulted from the measurement of credit risk using credit default swap valuation modeling. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives were with AIGFP, a non-subsidiary affiliate that receives credit support from AIG, its parent.

In third quarter 2008, we recognized a cumulative benefit in other revenues of $27.6 million resulting from the correction of an accounting error. In connection with the January 1, 2008 implementation of the authoritative guidance for the fair value measurements for derivatives, we recorded a loss in other revenues of $39.4 million in first quarter 2008 and a gain of $4.9 million in second quarter 2008 for the credit valuation adjustments on our fair value and cash flow hedges. Upon further review, we concluded that the credit valuation adjustments on our cash flow hedges should have been recorded to accumulated other comprehensive loss. Therefore, in third quarter 2008, we increased other revenues by $27.6 million ($30.5 million loss recorded in first quarter 2008 and $2.9 million gain recorded in second quarter 2008) and decreased accumulated other comprehensive loss by $17.9 million. The impact of this error did not have a material effect on our financial condition or results of operations for the previously reported periods in 2008. Derivative adjustments for the nine months ended September 30, 2008, reflected a credit valuation adjustment loss of $24.4 million on our fair value hedges due to the implementation of authoritative guidance for the fair value measurements for derivatives effective January 1, 2008 (of which $13.3 million represents the transition amount at January 1, 2008), and an ineffectiveness loss of $31.8 million. Derivative adjustments for the three months ended September 30, 2008, reflected a credit valuation adjustment gain of $10.1 million and an ineffectiveness loss of $5.5 million. The credit valuation adjustment gain of $10.1 million includes the cumulative benefit of $27.6 million, partially offset by a loss of $17.5 million on fair value hedges.

The loss in other revenues for the nine months ended September 30, 2009 when compared to the same period in 2008 also reflected higher writedowns on real estate owned.

Interest Expense

The impact of using the swap agreements that qualify for hedge accounting under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Long-term debt	$ 254.9	$ 270.8	$ 729.9	$ 832.8
Short-term debt	29.1	37.5	92.8	92.8
Total	$ 284.0	$ 308.3	$ 822.7	$ 925.6
Amount change	$ (24.3)	$ (7.7)	$ (102.9)	$ (10.4)
Percent change	(8)%	(2)%	(11)%	(1)%
Average borrowings	$21,868.1	$25,073.4	$22,368.0	$24,845.5
Interest expense rate	5.18%	4.90%	4.90%	4.96%

Interest expense decreased due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Change in average borrowings	$(39.4)	$ 14.9	$ (92.1)	$ 41.1
Change in interest expense rate	15.1	(22.6)	(10.8)	(51.5)
Total	$(24.3)	$ (7.7)	$(102.9)	$(10.4)

Average borrowings and changes in average borrowings by type when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$19,407.3	$(1,222.4)	$20,629.7	$ 2,719.4
Short-term debt	2,460.8	(1,982.9)	4,443.7	(1,584.0)
Total	$21,868.1	$(3,205.3)	$25,073.4	$ 1,135.4
Percent change		(13)%		5%

Nine Months Ended September 30,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Long-term debt	$19,718.8	$(1,404.8)	$21,123.6	$ 2,427.0
Short-term debt	2,649.2	(1,072.7)	3,721.9	(1,380.0)
Total	$22,368.0	$(2,477.5)	$24,845.5	$ 1,047.0
Percent change		(10)%		4%

Contractual maturities of debt by type for the next four quarters are as follows:

	Long-term	Short-term
(dollars in millions)	Debt	Debt	Total
Fourth quarter 2009	$1,661.4	$ -	$1,661.4
First quarter 2010	723.1	-	723.1
Second quarter 2010	589.3	-	589.3
Third quarter 2010	2,742.1	2,450.0	5,192.1
Twelve months ended September 30, 2010	$5,715.9	$2,450.0	$8,165.9

During the twelve months ended September 30, 2009, AGFC issued $961.9 million of long-term debt via a securitization transaction. We used the proceeds of this long-term debt issuance to support our liquidity position.

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

As part of our on-balance sheet, servicing-released securitization transaction that closed July 30, 2009, we sold at a discount to a third party $1.2 billion of senior certificates with a 5.75% coupon as part of one of the first significant non-governmental residential mortgage backed securitization transactions in the market in over a year. AGFC’s reported interest expense on the senior certificates will depend (in addition to the 5.75% coupon and sales discount) upon the actual repayment rates and losses experienced with respect to the underlying mortgage loans. The prevailing market conditions and the servicing and modification activities of the servicer will also influence the performance of the mortgage loans, and therefore the actual annualized interest expense rate incurred by AGFC. Initial pricing assumptions for the behavior of these servicing-released mortgage loans were a 10% annualized constant prepayment and a 3% annualized constant default rate. Based on the initial assumptions above, and the fact that the tranches of senior certificates were issued at various discounts, the yield on the senior certificates would range from 13.79% to 18.13% throughout the life of the transaction and the expected weighted average remaining life of the senior certificates would be 2.2 years.

Interest expense rate and changes in interest expense rate in basis points by type when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2009		2008
	Rate	Change	Rate	Change
Long-term debt	5.25%	1 bp	5.24%	3 bp
Short-term debt	4.62	129	3.33	(206)
Total	5.18	28	4.90	(35)

Nine Months Ended September 30,	2009		2008
	Rate	Change	Rate	Change
Long-term debt	4.94%	(31) bp	5.25%	6 bp
Short-term debt	4.62	131	3.31	(209)
Total	4.90	(6)	4.96	(28)

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

The following table presents the credit ratings of AGFI and AGFC as of November 9, 2009. These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. AGFI does not intend to disclose any future changes to, or suspensions or withdrawals of, these ratings except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

(g)

Rating Watch Negative.

Operating Expenses

Operating expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Salaries and benefits	$ 102.6	$121.4	$ 331.5	$ 383.5
Other operating expenses	76.4	528.9	241.3	747.5
Total	$ 179.0	$650.3	$ 572.8	$1,131.0
Amount change	$(471.3)	$407.4	$(558.2)	$ 377.3
Percent change	(72)%	168%	(49)%	50%
Operating expenses as a percentage of average net receivables	3.44%	9.85%	3.40%	5.76%

Salaries and benefits decreased for the three and nine months ended September 30, 2009 when compared to the same periods in 2008 primarily due to fewer employees. The decrease in the number of employees in our centralized real estate business segment reflected our decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008. The decrease in the number of employees in our branch business segment reflected 242 branch office closings in 2008 (including 179 branch offices closed during fourth quarter 2008) and 174 branch office closings in 2009 (including 149 branch offices closed during second quarter 2009). Due to economic conditions, we re-evaluated our branch business segment during 2008 and re-evaluated all of our business segments and other operations (including headquarters) in second quarter 2009, both of which resulted in the consolidation of certain branch operations and branch office closings throughout the United States and reductions in our number of employees.

Other operating expenses decreased for the three and nine months ended September 30, 2009 when compared to the same periods in 2008 primarily due to goodwill and other assets impairments in 2008, lower advertising expenses, and reduced operating expenses resulting from our decision to significantly reduce our mortgage banking operations in 2008 and the branch office closings in 2008 and 2009. In third quarter 2008, we wrote down goodwill and other intangible assets to zero fair value, reflecting our reduced discounted cash flow expectations. The goodwill and other intangible assets impairment charges included $432.0 million for the three months ended September 30, 2008 and $443.7 million (including $11 million recorded in second quarter 2008 relating to WFI’s intangible impairments) for the nine months ended September 30, 2008. In second quarter 2008, we recorded a pretax charge of $27 million resulting from our decision to significantly reduce our mortgage banking operations. The primary components of the $27 million pretax charge were $11 million in lease termination costs and fixed asset disposals, $11 million in intangible impairments, and $3 million in one-time termination costs.

Operating expenses as a percentage of average net receivables decreased for the three and nine months ended September 30, 2009 when compared to the same periods in 2008 primarily due to lower operating expenses, partially offset by the decline in average net finance receivables.

Provision for Finance Receivable Losses

	Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Provision for finance receivable losses	$252.9	$308.5	$ 867.7	$ 722.1
Amount change	$(55.6)	$209.1	$ 145.6	$ 481.6
Percent change	(18)%	210%	20%	200%
Net charge-offs	$223.1	$142.3	$ 630.3	$ 355.2
Charge-off ratio	4.24%	2.15%	3.70%	1.81%
Charge-off coverage	1.52x	1.70x	1.61x	2.05x
60 day+ delinquency			$1,330.6	$1,118.9
Delinquency ratio			6.54%	4.18%
Allowance for finance receivable losses			$1,356.5	$ 968.8
Allowance ratio			6.81%	3.70%

Provision for finance receivable losses decreased for the three months ended September 30, 2009 when compared to the same period in 2008 primarily due to the lower amount provided for allowance for finance receivable losses in the three months ended September 30, 2009. Provision for finance receivable losses increased for the nine months ended September 30, 2009 when compared to the same period in 2008 as a result of our higher levels of delinquency and net charge-offs in 2009.

Net charge-offs and changes in net charge-offs by type when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$125.1	$64.9	$ 60.2	$38.3
Non-real estate loans	73.8	10.4	63.4	24.2
Retail sales finance	24.2	5.5	18.7	7.9
Total	$223.1	$80.8	$142.3	$70.4

Nine Months Ended September 30,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$330.0	$189.8	$140.2	$ 83.3
Non-real estate loans	228.1	64.0	164.1	56.8
Retail sales finance	72.2	21.3	50.9	20.9
Total	$630.3	$275.1	$355.2	$161.0

Charge-off ratios and changes in charge-off ratios in basis points by type when compared to the same periods for the previous year were as follows:

Three Months Ended September 30,	2009		2008
	Ratio	Change	Ratio	Change
Real estate loans	3.14%	193 bp	1.21%	76 bp
Non-real estate loans	8.42	239	6.03	186
Retail sales finance	5.96	266	3.30	117
Total	4.24	209	2.15	100

Nine Months Ended September 30,	2009		2008
	Ratio	Change	Ratio	Change
Real estate loans	2.57%	163 bp	0.94%	54 bp
Non-real estate loans	8.18	283	5.35	142
Retail sales finance	5.11	204	3.07	102
Total	3.70	189	1.81	76

Total charge-off ratio increased for the three and nine months ended September 30, 2009 when compared to the same periods in 2008 primarily due to negative economic fundamentals, the aging of the real estate loan portfolio, portfolio sales and liquidations, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower charge-off rates.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), decreased for the three months and nine months ended September 30, 2009 when compared to the same periods in 2008 primarily due to higher net charge-offs, partially offset by higher allowance for finance receivable losses.

Delinquency based on contract terms in effect and changes in delinquency by type when compared to the same period for the previous year were as follows:

September 30,	2009		2008
(dollars in millions)	Amount	Change	Amount	Change
Real estate loans	$1,072.8	$245.5	$ 827.3	$394.9
Non-real estate loans	184.4	(36.0)	220.4	58.4
Retail sales finance	73.4	2.2	71.2	26.4
Total	$1,330.6	$211.7	$1,118.9	$479.7

Delinquency ratios based on contract terms in effect and changes in delinquency ratios in basis points by type when compared to the same period for the previous year were as follows:

September 30,	2009		2008
	Ratio	Change	Ratio	Change
Real estate loans	7.08%	289 bp	4.19%	197 bp
Non-real estate loans	5.08	17	4.91	100
Retail sales finance	4.70	188	2.82	85
Total	6.54	236	4.18	171

The delinquency ratio at September 30, 2009 increased when compared to September 30, 2008 primarily due to negative economic fundamentals, the aging of the real estate loan portfolio, portfolio sales and liquidations, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower delinquency rates.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at September 30, 2009 when compared to September 30, 2008 was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses in response to our higher levels of delinquency. The allowance for finance receivable losses at September 30, 2009 also included $157.8 million related to TDRs.

The increase in the allowance ratio at September 30, 2009 when compared to September 30, 2008 was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses and a decline in finance receivables during the twelve months ended September 30, 2009.

Real estate owned increased to $146.7 million at September 30, 2009 from $123.3 million at September 30, 2008, reflecting an increase in foreclosures as a result of negative economic fundamentals and the downturn in the U.S. residential real estate market.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Claims incurred	$18.3	$20.9	$ 59.8	$55.3
Change in benefit reserves	(4.1)	1.4	(12.3)	(0.5)
Total	$14.2	$22.3	$ 47.5	$54.8
Amount change	$ (8.1)	$ 6.2	$ (7.3)	$ 6.0
Percent change	(36)%	39%	(13)%	12%

Insurance losses and loss adjustment expenses decreased for the three months ended September 30, 2009 when compared to the same period in 2008 due to favorable changes in benefit reserves reflecting a decrease in non-credit premium volume and lower claims incurred. Insurance losses and loss adjustment expenses decreased for the nine months ended September 30, 2009 when compared to the same period in 2008 primarily due to favorable changes in benefit reserves reflecting a decrease in non-credit premium volume, partially offset by higher claims incurred.

Benefit from Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008
Benefit from income taxes	$(364.5)	$ (79.8)	$(370.0)	$(129.0)
Amount change	$(284.7)	$(102.1)	$(241.0)	$(166.7)
Percent change	(357)%	(458)%	(187)%	(442)%
Pretax loss	$(129.4)	$(583.3)	$(609.3)	$(698.6)
Effective income tax rate	281.68%	13.68%	60.73%	18.46%

Pretax loss decreased for the three and nine months ended September 30, 2009 when compared to the same periods in 2008 primarily due to lower operating expenses (reflecting goodwill and other intangible assets impairments during third quarter 2008), partially offset by lower finance charges resulting from the sales of real estate loan portfolios as part of our liquidity management efforts. The decrease in pretax loss for the nine months ended September 30, 2009 was also partially offset by higher provision for finance receivable losses resulting from increases to the allowance for finance receivable losses in response to our higher levels of delinquency and net charge-offs.

Benefit from income taxes increased for the three and nine months ended September 30, 2009 when compared to the same periods in 2008 reflecting (1) AIG’s projection that it will have sufficient taxable income in 2009 to use our current year estimated tax losses; and (2) a tax return election made by certain of the Company’s affiliates. As a result, the Company reclassified $369.4 million of deferred tax assets related to the 2009 net operating losses to a current tax receivable and the valuation allowance related to these deferred tax assets was reversed. This receivable will be settled with AIG in accordance with our tax sharing agreement. AIG’s projection of taxable income depends on its anticipated completion of specific transactions in fourth quarter 2009. Our benefit from income taxes could materially change if the AIG transactions are not completed in fourth quarter 2009. We do not anticipate cash receipts due to us for calendar year 2009 under the AIG tax sharing agreement to be paid until late 2010.

In second quarter 2009, we recorded a tax true-up of $14.5 million (which increased benefit from income taxes) to reflect AIG’s revised methodology for the allocation of AIG’s tax assets to its subsidiaries, resulting from the utilization of 2008 net operating losses.

As of September 30, 2009, we had a deferred tax asset valuation allowance of $434.1 million to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. After the valuation allowance, we had a net deferred tax asset of $10.0 million, which reflected the net deferred tax asset of our Puerto Rico subsidiary and the tax effect of unrealized losses on certain of our available-for-sale investment securities, which management believes is more likely than not of being realized because of our intent and ability to hold these securities until the unrealized losses are recovered. Realization of our net deferred tax asset depends on the ability of the subsidiary to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits were generated.

The effective income tax rate for the three and nine months ended September 30, 2009 reflected the increases in the benefit from income taxes discussed above.

Asset/Liability Management

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity. We based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported.

We have historically issued fixed-rate, long-term debt as the primary source of fixed-rate debt. AGFC also has altered the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt interest payments to floating-rate interest payments. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 28% of our borrowings at September 30, 2009, compared to 34% at September 30, 2008. Adjustable-rate net finance receivables represented 5% of our total portfolio at September 30, 2009, compared to 4% at September 30, 2008. Some of our adjustable-rate real estate loans contain a fixed-rate for the first 24, 36, 48, or 60 months and then convert to an adjustable-rate for the remainder of the term. These real estate loans still in a fixed-rate period totaled $121.2 million and represented 1% of total real estate loans at September 30, 2009, compared to $416.6 million, or 2%, at September 30, 2008. Approximately $499.4 million, or 3%, of our real estate loans at September 30, 2009 are scheduled to reset by the end of 2009 and another $442.2 million, or 3%, by the end of 2010.

For the past several quarters, we have had limited direct control of our asset/liability mix as a result of our inability to access historical capital markets, our significantly restricted origination of new finance receivables, and our sale or securitization of finance receivables.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of September 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 18 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we are updating the following risk factors:

AIG’s ability to continue as a going concern may adversely affect our business and results of operations.

In connection with the preparation of AIG’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, AIG management assessed AIG’s ability to continue as a going concern. Based on the U.S. government’s continuing commitment to AIG, AIG’s completed transactions and the other expected transactions with the FRBNY, and AIG management’s plans to stabilize its businesses and dispose of certain of its non-core assets, and after consideration of the risks and uncertainties of such plans, AIG management believes that AIG will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of the above-mentioned risks and uncertainties could prove to be materially incorrect or that AIG’s proposed transactions with the FRBNY will not be consummated or fail to achieve their desired objectives. If one or more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they become due. If additional support is not available in such circumstances, there could be substantial doubt about AIG’s ability to operate as a going concern. If AIG is not able to meet its obligations as they become due, it will have a negative impact on our business and results of operations and on our ability to borrow funds from AIG, to make our debt payments, and to issue new debt.

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

•

the potential for declines in bond and equity markets;

•

the potential effect on the Company if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans;

•

the potential loss of key personnel; and

•

the potential for additional unforeseen cash demands or accelerations of obligations.

After consideration of the above factors, primarily AIG’s intention to continue to support us, as expressed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 80 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GENERAL FINANCE, INC.
(Registrant)
Date:	November 9, 2009	By	/s/	Donald R. Breivogel, Jr.
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

10.5

Purchase Agreement dated July 30, 2009 between Third Street Funding LLC and Credit Suisse Securities (USA) LLC. Incorporated by reference to Exhibit (10.2) to the Company’s Current Report on Form 8-K dated July 30, 2009.

10.6

Letter Agreement dated July 8, 2009 between PennyMac Loan Services, LLC; Credit Suisse; and American General Finance Corporation. Incorporated by reference to Exhibit (10.6) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

10.7

Demand Promissory Note between American General Finance Corporation and American International Group, Inc. dated August 11, 2009. Incorporated by reference to Exhibit (10.7) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

10.8

Pooling and Servicing Agreement dated July 30, 2009 between Third Street Funding LLC; Wells Fargo Bank, N.A.; PennyMac Loan Services, LLC; MorEquity, Inc.; Select Portfolio Servicing, Inc.; U.S. Bank National Association; and The Bank of New York Mellon Trust Company, N.A.

12

Computation of Ratio of Earnings to Fixed Charges

31.1

Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of American General Finance, Inc.

31.2

Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of American General Finance, Inc.

32

Section 1350 Certifications