Form 10-K
period 2009-12-31
AMERICAN GENERAL FINANCE INC
filed 2010-03-04
CIK 25600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.  Not applicable.

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

At March 4, 2010, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

TABLE OF CONTENTS

	Item		Page
Part I	1.	Business	3
	1A.	Risk Factors	19
	1B.	Unresolved Staff Comments	24
	2.	Properties	25
	3.	Legal Proceedings	25
	4.	Reserved
Part II	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
	6.	Selected Financial Data	27
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
	7A.	Quantitative and Qualitative Disclosures About Market Risk	80
	8.	Financial Statements and Supplementary Data	81
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
	9A(T).	Controls and Procedures	154
	9B.	Other Information	***
Part III	10.	Directors, Executive Officers and Corporate Governance	*
	11.	Executive Compensation	*
	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	13.	Certain Relationships and Related Transactions, and Director Independence	*
	14.	Principal Accountant Fees and Services	156
Part IV	15.	Exhibits and Financial Statement Schedules	157

*

Items 10, 11, 12, and 13 are not included in this report, as the registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K.

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

PART I

Item 1.  Business.

GENERAL

American General Finance, Inc. (AGFI, or collectively with its subsidiaries, whether directly or indirectly owned, the Company, we, or our) was incorporated in Indiana in 1974 to become the parent holding company of American General Finance Corporation (AGFC). AGFC was incorporated in Indiana in 1927 as successor to a business started in 1920. Since August 29, 2001, AGFI has been an indirect wholly owned subsidiary of American International Group, Inc. (AIG), a Delaware corporation. AIG is a holding company which, through its subsidiaries, is engaged primarily in a broad range of insurance and insurance-related activities in the United States and abroad. Effective June 29, 2007, AGFI became a direct wholly owned subsidiary of AIG Capital Corporation, a direct wholly owned subsidiary of AIG. AIG Capital Corporation also holds full or majority interests in other AIG financial services affiliates.

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

Item 1.  Continued

Effective June 17, 2008, Wilmington Finance, Inc. (WFI), a wholly owned subsidiary of AGFC, ceased its wholesale originations (originations through mortgage brokers) but continued its retail originations (originations directly with consumers) at a substantially reduced level as a result of our decision to significantly reduce our mortgage banking operations primarily due to the slower U.S. housing market. Currently, WFI’s limited loan origination activity relates to the financial remediation program discussed in Note 3 of the Notes to Consolidated Financial Statements in Item 8.

In September 2008, AIG and the Company experienced a severe strain on their liquidity. Since September 2008, management has implemented measures to preserve our liquidity, including an on-balance sheet securitization, portfolio sales, expense reductions, branch closures, reductions in finance receivable originations, and suspension of our centralized real estate originations and purchases. For further information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern Consideration in Item 7 and Going Concern Consideration in Note 1 of the Notes to Consolidated Financial Statements in Item 8.

At December 31, 2009, the Company had 1,213 branch offices in 40 states, Puerto Rico, and the U.S. Virgin Islands; foreign operations in the United Kingdom; and approximately 6,600 employees. Our executive offices are located in Evansville, Indiana.

SEGMENTS

We have three business segments:  branch, centralized real estate, and insurance. We define our segments by types of financial service products we offer, nature of our production processes, and methods we use to distribute our products and to provide our services, as well as our management reporting structure.

Revenues, pretax (loss) income, and assets for our three business segments and consolidated totals were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Branch: Revenues	$ 1,790,610	$ 2,066,101	$ 1,972,801
Pretax (loss) income	(358,676)	(264,334)	351,407
Assets	11,605,989	14,777,007	14,085,109
Centralized real estate: Revenues	$ 363,837	$ 649,379	$ 553,811
Pretax loss	(405,535)	(293,830)	(275,358)
Assets	6,463,774	9,695,656	11,201,192
Insurance: Revenues	$ 140,819	$ 191,076	$ 196,830
Pretax income	55,720	82,334	101,524
Assets	937,684	1,034,474	1,613,176
Consolidated: Revenues	$ 2,260,954	$ 2,781,025	$ 2,842,180
Pretax (loss) income	(909,190)	(950,693)	142,043
Assets	22,780,129	26,547,375	30,620,147

Item 1.  Continued

See Note 27 of the Notes to Consolidated Financial Statements in Item 8 for reconciliations of segment totals to consolidated financial statement amounts.

Branch Business Segment

The branch business segment is the core of the Company’s operations. Through its 1,213 branch offices and its centralized support operations, the 5,500 employees of the branch business segment serviced 1.4 million real estate loans, non-real estate loans, and retail sales finance accounts totaling $12.3 billion at December 31, 2009.

Our branch customers encompass a wide range of borrowers. In the consumer finance industry, they are described as prime or near-prime at one extreme and non-prime or sub-prime at the other. These customers’ incomes are generally near the national median but vary, as do their debt-to-income ratios, employment and residency stability, and credit repayment histories. In general, branch customers have lower credit quality than our centralized real estate customers and require significant levels of servicing and, as a result, we charge them interest rates higher than our centralized real estate customers to compensate us for such services and related credit risks.

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

We continuously review the performance of our individual branches and the markets they serve, as well as economic conditions. During 2009, we closed 200 branch offices. Customers of closed branch offices are primarily serviced by our other nearby offices.

Products and Services. Real estate loans are secured by first or second mortgages on residential real estate (including manufactured housing), generally have maximum original terms of 360 months, and are usually considered non-conforming. At December 31, 2009, 14% of our branch real estate loans were second mortgages. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. Our real estate loans do not contain any borrower payment options that allow the loan principal balance to increase through negative loan amortization. The home equity lines of credit generally have a predetermined period during which the borrower may take advances. After this draw period, all advances outstanding under the line of credit convert to a fixed-term repayment period, usually over an agreed upon period between 15 and 30 years. At December 31, 2009, 8% of our branch real estate loans were adjustable-rate mortgages, some of which contain a fixed-rate for the first 24, 36, or 48 months and then convert to an adjustable-rate for the remainder of the term. At December 31, 2009, $16.0 million (less than 1%) of our branch business segment real estate loans had this conversion feature and had not yet converted to an adjustable rate.

Non-real estate loans are secured by consumer goods, automobiles, or other personal property or are unsecured, and are generally fixed-rate, fixed-term loans with maximum original terms of 60 months. We also offer unsecured lines of credit to customers that meet the criteria in our credit risk policies.

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

We solicit new prospects, as well as current and former customers, through a variety of mail offers. Our data warehouse is a central, proprietary source of information regarding current and former customers. We use this information to tailor offers to specific customer segments. In addition to internal data, we purchase prospect lists from major list vendors based on predetermined selection criteria. Mail solicitations include invitations to apply and guaranteed loan offers.

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

New customer relationships also begin through our alliances with approximately 300 retail merchants across the United States. After a customer utilizes the merchant’s retail sales financing option, we may purchase that retail sales finance obligation. We then contact the customer using various marketing methods to invite the customer to discuss his or her overall credit needs with our consumer lending specialists. Any resulting loan may pay off the customer’s retail sales finance obligation and consolidate his or her debts with other creditors, if permitted. During 2009, our active retail merchant relationships declined from 21,500 to 300, reflecting the suspension of dealer operating agreements, which may be reactivated in the future.

Our consumer lending specialists, who, where required, are licensed to offer insurance and ancillary products, explain our credit and non-credit insurance and ancillary products to the customer. The customer then determines whether to purchase any of these products.

Traditionally, our growth strategy has been to supplement our solicitation of customers through mail, E-commerce, and retail sales financing activities with portfolio acquisitions. These acquisitions included real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders whose customers met our credit quality standards and profitability objectives. Our branch and field operations management also sought sources of potential portfolio acquisitions. However, with our current limited funding sources, we are not pursuing acquisition opportunities.

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

Selected Financial Information. Amount, number, and average size of total net finance receivables originated and renewed and amount and number of total net finance receivables (transferred/sold) purchased, in each case, by type for the branch business segment were as follows:

Years Ended December 31,	2009	2008	2007
Branch originated and renewed Amount (in thousands): Real estate loans	$ 281,430	$1,567,707	$2,936,646
Non-real estate loans	2,051,461	3,297,232	3,858,660
Retail sales finance	687,880	2,198,932	2,472,170
Total	$3,020,771	$7,063,871	$9,267,476
Number: Real estate loans	3,959	24,791	44,619
Non-real estate loans	524,264	730,334	842,503
Retail sales finance	214,338	764,868	907,805
Total	742,561	1,519,993	1,794,927
Average size (to nearest dollar): Real estate loans	$71,086	$63,237	$65,816
Non-real estate loans	3,913	4,515	4,580
Retail sales finance	3,209	2,875	2,723
Branch net (transferred/sold) purchased Amount (in thousands): Real estate loans	$(277,246)	$1,018,888	$25,130
Non-real estate loans	-	289,771	3,968
Retail sales finance	470	167,353	3,669
Total	$(276,776)	$1,476,012	$32,767
Number: Real estate loans	(3,614)	17,886	483
Non-real estate loans	-	80,951	416
Retail sales finance	69	30,083	1,791
Total	(3,545)	128,920	2,690

During 2009, we transferred $278.2 million of branch segment real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance

Item 1.  Continued

receivables for the foreseeable future. In 2009, we sold $60.6 million of branch segment finance receivables held for sale.

Amount, number, and average size of net finance receivables by type for the branch business segment were as follows:

December 31,	2009	2008	2007
Branch net finance receivables Amount (in thousands): Real estate loans	$ 7,980,604	$ 9,248,523	$ 8,425,567
Non-real estate loans	3,186,577	4,030,670	3,890,399
Retail sales finance	1,130,155	2,211,309	2,165,910
Total	$12,297,336	$15,490,502	$14,481,876
Number: Real estate loans	149,335	170,543	160,361
Non-real estate loans	843,258	978,062	931,432
Retail sales finance	436,435	899,877	953,192
Total	1,429,028	2,048,482	2,044,985
Average size (to nearest dollar): Real estate loans	$53,441	$54,230	$52,541
Non-real estate loans	3,779	4,121	4,177
Retail sales finance	2,590	2,457	2,272

Selected financial data for the branch business segment were as follows:

At or for the Years Ended December 31,	2009	2008	2007
Branch yield: Real estate loans	9.41%	10.19%	11.06%
Non-real estate loans	20.44	20.20	20.74
Retail sales finance	12.11	11.08	11.45
Total	12.56	12.95	13.69
Branch charge-off ratio: Real estate loans	3.36%	1.73%	0.82%
Non-real estate loans	8.31	5.94	4.20
Retail sales finance	5.60	3.35	2.20
Total	4.91	3.07	1.91
Branch delinquency ratio: Real estate loans	7.52%	5.29%	3.52%
Non-real estate loans	5.05	5.47	4.12
Retail sales finance	5.78	3.27	2.23
Total	6.68	5.04	3.49

Item 1.  Continued

See Note 27 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Company’s branch business segment.

Centralized Real Estate Business Segment

The centralized real estate business segment services generally non-conforming residential real estate loans that were originated or purchased through distribution channels other than our branches. MorEquity, Inc. (MorEquity) and WFI are included in this segment. Real estate loans in our centralized real estate business segment have typically had higher credit quality than the real estate loans originated by our branch business segment and are thereby cost-effectively serviced centrally. Our centralized real estate customers are generally described as either prime or near-prime, but for reasons such as elevated debt-to-income ratios, lack of income stability, the level of income disclosure and verification required for a conforming mortgage, as well as credit repayment history or similar measurements, or convenience, they have applied for a non-conforming mortgage. The distribution channels include direct lending to customers and portfolio acquisitions from third party lenders. However, with our current limited funding sources, we are not pursuing originations or acquisitions. At December 31, 2009, the centralized real estate business segment had approximately 100 employees, compared to approximately 200 employees at December 31, 2008, as a result of our decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008.

Structure and Responsibilities. During 2009, our centralized real estate business segment originated $7.5 million of real estate loans, compared to $100.8 million in 2008. This decrease was primarily due to our limiting of lending activities while focusing on liquidity. Historically, WFI originated non-conforming residential real estate loans and sold those loans to investors with servicing released to the purchaser. Effective June 17, 2008, WFI ceased its wholesale originations (originations through mortgage brokers) but continued its retail originations (originations directly with consumers) at a substantially reduced level. Currently, WFI’s limited loan origination activity relates only to the financial remediation program discussed in Note 3 of the Notes to Consolidated Financial Statements in Item 8.

Products and Services. Real estate loans are secured by first or second mortgages on residential real estate and are generally considered non-conforming. At December 31, 2009, less than 1% of our centralized real estate loans were second mortgages. We offer a broad range of fixed and adjustable-rate loans that meet our customers’ needs. Real estate loans generally have maximum original terms of 360 months but we also offer loans with maximum original terms of 480 months and 600 months, some of which require a balloon payment at the end of 360 months. Our real estate loans do not contain any borrower payment options that allow the loan principal balance to increase through negative loan amortization. At December 31, 2009, 5% of our centralized real estate loans were adjustable-rate mortgages, some of which contain a fixed-rate for the first 24, 36, 48, or 60 months and then convert to an adjustable-rate for the remainder of the 360 months. At December 31, 2009, $85.5 million, or 1%, of our total centralized real estate business segment loans outstanding had this conversion feature and had not yet converted to an adjustable rate.

Historically, MorEquity originated non-conforming residential real estate loans primarily through refinancing loans with existing customers and, to a lesser extent, through mail solicitations.

Item 1.  Continued

From a centralized location, MorEquity serviced approximately 23,000 real estate loans totaling $4.5 billion at December 31, 2009, compared to approximately 47,000 real estate loans totaling $9.0 billion at December 31, 2008. At December 31, 2009, approximately 10,000 of MorEquity’s loans totaling $1.9 billion were serviced by a third party in conjunction with the 2009 securitization of these real estate loans. These real estate loans were generated through:

•

portfolio acquisitions from third party lenders;

•

our mortgage origination subsidiaries;

•

refinancing existing mortgages;

•

advances on home equity lines of credit; or

•

correspondent relationships.

At December 31, 2009, MorEquity had $761.1 million of interest only real estate loans. Our underwriting criteria for interest only loans included borrower qualification on a fully amortizing payment basis and excluded investment properties. At December 31, 2009, MorEquity also had $530.2 million of real estate loans that amortize over 480 months or 600 months, some of which require a balloon payment at the end of 360 months.

Selected Financial Information. Selected financial data for the centralized real estate business segment’s real estate loans were as follows:

At or for the Years Ended December 31,	2009	2008	2007
Centralized real estate net finance receivables originated and renewed: Amount (in thousands)	$ 7,455	$ 100,785	$ 1,425,913
Number	37	458	6,094
Average size (to nearest dollar)	$ 201,486	$ 220,055	$ 233,986
Centralized real estate net finance receivables net (transferred/sold) purchased: Amount (in thousands)	$(1,555,805)	$ (887,323)	$ 100,929
Number	(8,338)	(4,290)	661
Centralized real estate net finance receivables: Amount (in thousands)	$ 6,414,674	$9,020,042	$10,909,376
Number	33,471	46,734	56,194
Average size (to nearest dollar)	$ 191,649	$ 193,008	$ 194,138
Centralized real estate yield	5.78%	6.14%	6.21%
Centralized real estate charge-off ratio	2.16%	0.64%	0.19%
Centralized real estate delinquency ratio	8.40%	4.93%	1.93%

Item 1.  Continued

Selected financial data for the centralized real estate business segment’s finance receivables held for sale were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Finance receivables held for sale	$ 491,058	$960,432	$ 232,667
Origination of finance receivables held for sale	4,864	140,211	4,494,235
Sales and principal collections of finance receivables held for sale	1,933,423	352,455	5,386,970

During 2009, we transferred $1.6 billion of centralized real estate segment real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In 2009, we sold $1.9 billion of centralized real estate segment finance receivables held for sale.

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

Yosemite is a property and casualty insurance company domiciled in Indiana and licensed in 46 states. Yosemite writes or reinsures credit-related property and casualty and credit involuntary unemployment insurance.

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

Reinsurance. Merit and Yosemite enter into reinsurance agreements with other insurers, including non-subsidiary affiliated companies, for reinsurance of various non-credit life, group annuity, credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance where our insurance subsidiaries reinsure the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Yosemite also reinsures risks associated with a closed block of excess and surplus lines dating back to the 1970s. At December 31, 2009, reserves on the books of Merit and Yosemite for reinsurance agreements totaled $84.1 million.

Investments. We invest cash generated by our insurance business segment primarily in bonds. We invest in, but are not limited to, the following:

•

bonds;

•

commercial mortgage loans;

•

short-term investments;

•

limited partnerships;

•

preferred stock;

•

investment real estate;

•

policy loans; and

•

common stock.

Item 1.  Continued

Other AIG subsidiaries manage substantially all of our insurance business segment’s investments on our behalf, under the supervision and control of our investment committees.

Selected Financial Information. Selected financial data for the insurance business segment were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Life insurance in force: Credit	$2,166,654	$2,666,569	$2,718,538
Non-credit	1,591,660	1,884,892	2,040,015
Total	$3,758,314	$4,551,461	$4,758,553
Investments: Investment securities	$ 733,263	$ 696,338	$1,422,004
Commercial mortgage loans	139,284	143,874	137,290
Policy loans	1,612	1,593	1,711
Investment real estate	48	58	69
Total	$ 874,207	$ 841,863	$1,561,074
Premiums earned	$ 136,281	$ 155,484	$ 159,965
Premiums written	$ 108,556	$ 150,004	$ 165,541
Insurance losses and loss adjustment expenses	$ 61,410	$ 69,992	$ 65,878

See Note 27 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Company’s insurance business segment.

CREDIT RISK MANAGEMENT

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced in a consumer’s historical credit repayment record. Declines in residential real estate values also may reduce a customer’s willingness to repay his or her mortgage. An inability to repay usually results from lower income due to unemployment or underemployment, major medical expenses, or divorce. The risk of inability to repay intensifies when economic conditions deteriorate. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook in Item 7 for significant economic conditions relevant to the Company. Occasionally, these events can be so economically severe that the customer files for bankruptcy. Because we evaluate credit applications with a view toward ability to repay, our customer’s inability to repay occurs after our initial credit evaluation and funding of an outstanding finance receivable.

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

Item 1.  Continued

underwriting. Price and size of the loan or retail sales finance transaction are in relation to the estimated credit risk we assume.

In our centralized real estate business segment, MorEquity originated real estate loans according to established underwriting criteria. We performed due diligence investigations on all portfolio acquisitions, including re-underwriting of the individual real estate loans by our own personnel.

See Note 17 of the Notes to Consolidated Financial Statements in Item 8 for a discussion of derivative counterparty credit risk management.

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

Item 1.  Continued

CENTRALIZED SUPPORT

We continually seek to identify functions that could be more effective if centralized to achieve reduced costs or free our branch lending specialists to service our customers and market our products. Our centralized operational functions support the following:

•

mail and telephone solicitations;

•

payment processing;

•

real estate loan approvals;

•

foreclosure and real estate owned processing;

•

collateral protection insurance tracking;

•

retail sales finance approvals;

•

revolving retail and private label processing and collections;

•

merchant services; and

•

charge-off recovery operations.

SOURCES OF FUNDS

We have funded our branch and centralized real estate business segments using the following sources:

•

cash flows from operations;

•

issuances of long-term debt in domestic and foreign markets;

•

short-term borrowings in the commercial paper market;

•

borrowings from banks under credit facilities;

•

sales of finance receivables;

•

securitizations; and

•

capital contributions from our parent.

Due to the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008. In addition, AGFC borrowed funds from AIG Funding, Inc. (AIG Funding) under a demand note agreement. Until we have access to other reliable funding sources, we anticipate that our primary sources of funds to support operations and repay obligations will be finance receivable collections from operations and additional on-balance sheet securitizations and portfolio sales, while we continue to significantly limit our lending activities and focus on expense reductions.

As part of our efforts to support our liquidity from sources other than our traditional capital market sources, we completed an on-balance sheet securitization on July 30, 2009. The securitization included the sale of approximately $1.9 billion of our centralized real estate loans to a wholly-owned consolidated special purpose vehicle, Third Street Funding LLC (Third Street), that concurrently formed a trust to issue tranches of notes totaling $1.6 billion in initial principal balance of trust certificates to Third Street in exchange for the loans. In connection with the securitization, Third Street sold at a discount $1.2 billion of senior certificates with a 5.75% coupon to a third party. Third Street received cash proceeds, including accrued interest after the sales discount but before expenses, of $967.3 million, and retained subordinated and residual interest trust certificates.

Item 1.  Continued

We have also sold certain finance receivables as an alternative funding source. During 2009, we transferred $1.9 billion of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In 2009, we sold $1.9 billion of finance receivables held for sale.

During March 2009, AIG caused AGFC to receive a $600.0 million capital contribution. Subject to insurance regulations, we also have the ability to receive dividends from our insurance subsidiaries. AGFC received $466.0 million of dividends from its insurance subsidiaries during 2008 and $200.0 million during first quarter 2009. The majority of these insurance subsidiary dividends exceeded insurance company ordinary dividend levels and required regulatory approval before they could be paid. There can be no assurance that any regulatory approvals for future dividends exceeding ordinary dividend levels will be obtained.

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

•

the Real Estate Settlement Procedures Act and the Department of Housing and Urban Development’s Regulation X (regulate certain loans secured by real estate);

•

the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act);

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

Various state laws also regulate our branch and centralized real estate segments. The degree and nature of such regulation vary from state to state. The laws under which we conduct a substantial amount of our business generally:

•

provide for state licensing of lenders and loan originators, including state laws adopted or amended to comply with licensing requirements of the federal SAFE Act;

•

impose maximum term, amount, interest rate, and other charge limitations;

•

regulate whether and under what circumstances we may offer insurance and other ancillary products in connection with a lending transaction; and

•

provide for consumer protection.

Item 1.  Continued

On March 4, 2009, the United States Department of the Treasury issued uniform guidance for loan modifications to be utilized by the mortgage industry in connection with the Home Affordable Modification Program (HAMP). The HAMP is designed to assist certain eligible homeowners who are at risk of foreclosure by applying loan modification requirements in a stated order of succession until their monthly payments are lowered to a specified percentage target of their monthly gross income. The modification guidelines require the servicer to use a uniform loan modification process to provide a borrower with sustainable monthly payments. Effective April 5, 2010, a new program under the HAMP will provide certain incentives to borrowers, servicers, and investors to encourage short sales and deeds in lieu of foreclosure as a way to avoid the foreclosure process. The HAMP guidelines are likely to be subject to additional changes and requirements as the United States Department of the Treasury makes adjustments to the program.

As part of a Securities Purchase Agreement and a Securities Exchange Agreement between AIG and the United States Department of the Treasury dated April 17, 2009, AIG agreed that its subsidiaries that were eligible would join the HAMP and would comply with the HAMP guidelines. In third quarter 2009, MorEquity entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association as financial agent for the United States Treasury, which provides for participation in the HAMP. MorEquity entered into the Agreement as the servicer with respect to our centralized real estate finance receivables, with an effective date of September 1, 2009, in order for MorEquity to prepare its systems to implement the HAMP. As of December 31, 2009, no HAMP modifications had been completed due to MorEquity’s recent entry into the HAMP and the mandatory three-month trial period. Our branch operations currently are planning to join the HAMP during the second quarter of 2010, after systems changes necessary to accommodate the HAMP modifications are implemented.

The U.S. government and a number of states, counties, and cities have enacted or may be considering, laws or rules that restrict the credit terms or other aspects of residential mortgage loans that are typically described as “high cost mortgage loans” or “higher-priced mortgage loans”. These laws or regulations, if adopted, may limit or restrict the terms of covered loan transactions and may also impose specific statutory liabilities in cases of non-compliance. Additionally, some of these laws may restrict other business activities of the Company and its affiliates.

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

In the second half of 2008, AIG experienced an unprecedented strain on liquidity. On September 22, 2008, AIG entered into a definitive credit agreement (as amended, the FRBNY Credit Agreement) in the form of a secured loan and a Guarantee and Pledge Agreement (the Pledge Agreement) with the Federal Reserve Bank of New York (FRBNY), which established the credit facility (the FRBNY Facility).

The FRBNY Credit Agreement requires AIG to maintain a minimum aggregate liquidity level. In addition, the FRBNY Credit Agreement restricts, among other things, the ability of AIG and its restricted subsidiaries, including AGFC and AGFI, to make certain capital expenditures, incur additional indebtedness, incur liens, merge, consolidate, sell assets, enter into hedging transactions or pay dividends. These covenants could restrict our business and thereby adversely affect our results of operations. Pursuant to the FRBNY Credit Agreement and the Pledge Agreement, AIG Capital Corporation (AGFI’s immediate parent) pledged the common stock of AGFI to secure the loans made to AIG pursuant to the FRBNY Credit Agreement. We did not guarantee, nor were any of our assets pledged to secure, AIG’s obligations under the FRBNY Credit Agreement or the Pledge Agreement.

We have been adversely affected by AIG’s liquidity issues and our reduced liquidity.

We are affected by the financial stability (both actual and perceived) of AIG and its subsidiaries. Perceptions that AIG or its subsidiaries may not be able to meet their obligations can negatively affect us in many ways including a refusal of customers to continue to do business with us and requests by customers and other parties to terminate existing contractual relationships. In addition, our credit ratings have been negatively impacted by AIG’s liquidity issues and our reduced liquidity. Major ratings agencies have lowered our credit ratings to reflect the uncertainty regarding the availability of support from AIG and the increase in our operating risks because of weakening residential real estate markets, slower consumer spending, and higher consumer delinquency rates. Credit ratings by the major ratings agencies are an important factor in establishing our competitive position and affect the availability and cost of borrowings to us.

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

Our ability to access capital and credit was significantly affected by the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and the credit rating downgrades on our debt. Historically, we funded our operations and repaid our obligations using funds collected from our finance receivable portfolio and new debt issuances. Since the events of September 2008 and through the filing of this report, our traditional borrowing sources, including our ability to issue unsecured debt in the capital markets, have not been available, and management does not expect them to become available to us in the near future. Until we have access to other reliable funding sources, our sources of funding will likely continue to be far more limited than those that have been available to us during the past several years. Management has programs to limit liquidity risks based on pursuing alternative funding sources while significantly limiting our lending activities and focusing on expense reductions. While we anticipate, based on our estimates and after consideration of the risks and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern Consideration in Item 7, that our existing and alternative sources of funds, including AIG’s expressed intention to support us, will be sufficient to meet our debt and other obligations, we cannot provide any assurance that this will be the case in the long term. Failure to gain access to adequate capital and credit sources could have a material adverse effect on our financial position, results of operations, and cash flows.

Our consolidated results of operations and financial condition have been adversely affected by economic conditions and other factors, including difficult conditions in the U.S. residential real estate and credit markets, and we do not expect these conditions to significantly improve in the near future.

Our actual consolidated results of operations or financial condition may differ from the consolidated results of operations or financial condition that we anticipate or that we achieved in the past. We believe that generally the factors affecting our consolidated results of operations or financial condition relate to:  general economic conditions, such as unemployment levels, housing markets, and interest rates; our ability to access the capital markets and successfully invest cash flows from our businesses; fluctuations in the demand for our products and services and the effectiveness of our distribution channels; and natural or other events and catastrophes that affect our customers, collateral, and branches or other operating facilities.

Since 2007, the U.S. residential real estate markets and credit markets experienced significant disruption as housing prices generally declined, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. Decreased property values that accompany a market downturn can reduce a borrower’s ability to refinance his or her mortgage, as well as increase the loan-to-value (LTV) ratios of our real estate loans. Defaults by borrowers on real estate loans could cause losses to us, could lead to increased claims relating to non-prime or sub-prime mortgage origination practices, and could encourage increased or changing regulation. Any increased or changing regulation could limit the availability of, or require changes in, the terms of certain real estate loan products and could also require us to devote additional resources to comply with that regulation.

The market developments discussed above are reflected in our negative operating results and have also resulted in the collapse or closing of several prominent financial institutions. The continuation or worsening of these conditions could further adversely affect our business and results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements in Item 7 for a more detailed list of factors which could cause our consolidated

Item 1A.  Continued

results of operations or financial condition to differ, possibly materially, from the consolidated results of operations or financial condition that we anticipate.

AIG’s ability to continue as a going concern may adversely affect our business and results of operations.

In connection with the preparation of its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, AIG management assessed AIG’s ability to continue as a going concern. Based on the U.S. government’s continuing commitment to AIG, AIG’s completed transactions with the FRBNY, and AIG management’s plans to stabilize its businesses and dispose of certain of its assets, and after consideration of the risks and uncertainties of such plans, AIG management believes that AIG will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of the above-mentioned risks and uncertainties could prove to be materially incorrect or that AIG’s transactions with the FRBNY will fail to achieve their desired objectives. If one or more of these possible outcomes occurs, AIG may need additional U.S. government support to meet its obligations as they become due. Without additional support from the U.S. government, in the future there could be substantial doubt about AIG’s ability to continue as a going concern. If AIG is not able to meet its obligations as they become due, it will have a negative impact on our business and results of operations and on our ability to borrow funds from AIG, to make our debt payments, and to issue new debt.

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

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•

the ability and intent of AIG to provide funding to us;

•

declining financial flexibility and reduced income as we use more of our higher performing assets for on-balance sheet securitizations and portfolio sales;

•

reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios;

•

our ability to complete on favorable terms additional on-balance sheet securitizations and portfolio sales and the costs associated with these alternative funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which will affect profitability;

•

the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments) and receipt of finance charges, which could be materially different than our estimates;

•

our ability to comply with our debt covenants, including covenants requiring our net worth to be maintained at specified levels and certain tangible equity ratios to be met;

•

access to unsecured debt markets and other sources of funding, and the potential increased cost of alternative funding sources as compared to historic borrowing rates;

•

adverse credit ratings actions on our debt;

•

constraints on our business resulting from the FRBNY Credit Agreement and other AIG agreements, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as additional on-balance sheet securitizations and portfolio sales, without AIG receiving prior consent from the FRBNY;

•

the potential for additional unforeseen cash demands or accelerations of obligations;

•

reduced income due to loan modifications where the borrower’s interest rate is reduced, principal payments are deferred, or other concessions are made;

•

the potential for declines in bond and equity markets;

•

the potential effect on us if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans;

•

the potential loss of key personnel; and

•

the potential adverse effect on us relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern.

After consideration of the above factors, including AIG’s expressed intention to support us, as expressed in AIG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect.

Item 1A.  Continued

Certain of our debt agreements contain terms that could result in acceleration of payments.

Our anticipated liquidity requirements are based upon our continued compliance with our existing debt agreements. An event of default or declaration of acceleration under certain of our borrowing agreements could also result in an event of default and declaration of acceleration under certain of our other borrowing agreements, as well as for AIG under the FRBNY Credit Agreement. Such acceleration of debt repayments would have a material adverse effect on our liquidity and our ability to continue as a going concern.

AIG may divest the Company, which may adversely affect our results of operations.

Since September 2008, AIG has been working to execute an orderly asset disposition plan, protect and enhance the value of its key businesses, and position these franchises for the future. AIG continually reassesses this plan to maximize value while maintaining flexibility in its liquidity and capital, and expects to accomplish this over a longer time frame than originally contemplated. Certain of our debt agreements require AIG majority ownership and would be subject to prepayment or renegotiation if the Company is sold.

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

Our branch and centralized real estate business segments are subject to various U.S. state and federal laws and regulations, and various U.S. state authorities regulate and supervise our insurance business segment. The laws under which a substantial amount of our branch and centralized real estate businesses are conducted generally: provide for state licensing of lenders and, in some cases, licensing of employees involved in real estate lending; impose maximum terms, amounts, interest rates, and other charges regarding loans; regulate whether and under what circumstances insurance and other ancillary products may be offered in connection with a lending transaction; and provide for consumer protection. The extent of state regulation of our insurance business varies by product and by jurisdiction, but relates primarily to the following: licensing; conduct of business; periodic examination of the affairs of insurers; form and content of required financial reports; standards of solvency; limitations on dividend payments and other related party transactions; types of products offered; approval of policy forms and premium rates; permissible investments; deposits of securities for the benefit of policyholders; reserve requirements for unearned premiums, losses, and other purposes; and claims processing. We are also subject to various laws and regulations relating to our subsidiaries in the United Kingdom. Changes in laws or regulations affecting us could impact our ability to conduct business or the manner in which we conduct business and, accordingly, could have a material adverse effect on our consolidated results of operations or financial condition. See Regulation in Item 1 for a discussion of the regulation of our business segments.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No trading market exists for AGFI’s common stock. AGFI is an indirect wholly owned subsidiary of AIG. AGFI did not pay any cash dividends on its common stock in 2008 or 2009.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity in Item 7, and Note 22 of the Notes to Consolidated Financial Statements in Item 8, regarding limitations on the ability of AGFI and its subsidiaries to pay dividends.

Item 6.  Selected Financial Data.

You should read the following selected financial data in conjunction with the consolidated financial statements and related notes in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

At or for the Years Ended December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Total revenues	$ 2,260,954	$ 2,781,025	$ 2,842,180	$ 2,932,967	$ 2,944,131
Net (loss) income (a)	$ (477,675)	$ (1,345,652)	$ 112,301	$ 414,862	$ 527,330
Total assets	$22,780,129	$26,547,375	$30,620,147	$27,771,412	$25,801,527
Long-term debt	$17,743,343	$20,980,980	$22,586,994	$19,189,292	$18,314,837
Average net receivables	$21,703,335	$26,081,007	$24,937,508	$24,119,045	$22,451,674
Average borrowings	$21,791,944	$24,853,566	$23,952,538	$23,185,018	$20,830,445
Yield	10.16%	10.20%	10.42%	10.39%	10.32%
Interest expense rate	5.00%	5.03%	5.24%	5.07%	4.25%
Interest spread	5.16%	5.17%	5.18%	5.32%	6.07%
Operating expense ratio (b)	3.42%	5.09%	3.91%	3.58%	3.74%
Allowance ratio	8.13%	4.64%	2.36%	2.01%	2.20%
Charge-off ratio	3.92%	2.08%	1.16%	0.95%	1.19%
Charge-off coverage	1.78x	2.10x	2.09x	2.13x	1.97x
Delinquency ratio	7.24%	4.99%	2.84%	2.06%	1.93%
Return on average assets	(1.92)%	(4.60)%	0.40%	1.54%	2.15%
Return on average equity	(24.86)%	(49.96)%	3.97%	14.48%	19.99%
Ratio of earnings to fixed charges (c)	N/A	N/A	1.11x	1.53x	1.91x
Adjusted tangible leverage	9.16x	11.75x	9.72x	9.12x	8.86x
Debt to equity ratio	10.54x	14.71x	9.44x	8.28x	7.96x

(a)

We exclude per share information because AIG indirectly owns all of AGFI’s common stock.

(b)

2008 operating expenses include significant goodwill and other intangible assets impairment charges.

(c)

Not applicable for 2009 and 2008. Earnings were inadequate to cover total fixed charges by $909.2 million in 2009 and $950.7 million in 2008.

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

Interest expense rate	interest expense as a percentage of average borrowings
Interest spread	yield less interest expense rate
Operating expense ratio	total operating expenses as a percentage of average net receivables
Ratio of earnings to fixed charges	see Exhibit 12 for calculation
Return on average assets	net (loss) income as a percentage of the average of total assets at the beginning and end of each month in the period
Return on average equity	net (loss) income as a percentage of the average of total equity at the beginning and end of each month in the period
Tangible equity	total equity less accumulated other comprehensive income or loss
Yield	finance charges as a percentage of average net receivables

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

An index to our discussion and analysis follows:

Item 7.  Continued

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and our other publicly available documents may include, and the Company’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, financial results and reserves. Our actual results and financial condition may differ from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, that could cause our actual results to differ, possibly materially, include, but are not limited to, the following:

•

the ability and intent of AIG to provide funding to us, including AIG’s ability to continue as a going concern;

•

lack of access to the capital markets or the sufficiency of our current sources of funds to satisfy our cash flow requirements;

•

changes in the rate at which we can collect or potentially sell our finance receivable portfolio;

•

the impact of our on-balance sheet securitization;

•

our ability to comply with our debt covenants;

•

changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we can access capital and also invest cash flows from the insurance business segment;

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

•

adverse shifts in residential real estate values;

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

•

the costs and effects of any litigation or governmental inquiries or investigations involving us, including those that are determined adversely to us;

•

changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;

•

our ability to mitigate any adverse effects that may occur as a result of AIG’s intention to explore divestiture opportunities for certain of its businesses and assets, including us;

•

our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•

changes in our ability to attract and retain employees or key executives to support our businesses;

•

natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, or branches or other operating facilities; and

•

war, acts of terrorism, riots, civil disruption, pandemics, or other events disrupting business or commerce.

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

GOING CONCERN CONSIDERATION

Liquidity of the Company and Support from AIG

Since the events of September 2008 and through the filing of this report, our traditional borrowing sources, including our ability to issue unsecured debt in the capital markets, have remained unavailable, and management does not expect them to become available to us in the near future. Due to a combination of the challenges facing AIG, our dependency on AIG, our liquidity concerns, our results of operations, downgrades of our credit ratings by the rating agencies, and the turmoil in the capital markets, we currently have no access to the unsecured debt market, and the maximum amount of our credit facilities has been drawn. We cannot determine when access to our traditional borrowing sources will become available to us again.

In light of AIG’s current financial situation, AIG has been dependent on the FRBNY Facility provided by the FRBNY under the FRBNY Credit Agreement between AIG and the FRBNY. As a result of AIG entering into the FRBNY Facility and the Pledge Agreement, we, as a subsidiary of AIG, are subject to certain covenants under the FRBNY Credit Agreement. These covenants, among other factors, may limit or restrict our ability to: incur debt, encumber or sell assets, make equity or debt investments in other parties, and pay dividends and distributions.

On March 2, 2009, the U.S. government issued a statement describing its commitment to continue to work with AIG to maintain its ability to meet its obligations as they become due.

In connection with the preparation of AIG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, AIG management assessed AIG’s ability to continue as a going concern. Based on the U.S. government’s continuing commitment to AIG, AIG’s completed transactions with the FRBNY, and AIG management’s plans to stabilize its businesses and dispose of certain of its assets, and after consideration of the risks and uncertainties of such plans, AIG management believes that AIG will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of the above-mentioned risks and uncertainties could prove to be materially incorrect or that AIG’s transactions with the FRBNY will fail to achieve their desired objectives. If one or more of these possible outcomes occurs, AIG may need additional U.S. government support to meet its obligations as they become due. Without additional support from the U.S. government, in the future there could be substantial doubt about AIG’s ability to continue as a going concern. If AIG is not able to meet its obligations as they become due, it will have a negative impact on our business and results of operations and on our ability to borrow funds from AIG, to make our debt payments, and to issue new debt.

Item 7.  Continued

Progress on Management’s Plan for Stabilization of the Company and Repayment of Our Obligations as They Become Due

In addition to finance receivable collections, management is exploring additional initiatives to preserve our liquidity and capital and to meet our financial and operating obligations. These initiatives include additional on-balance sheet securitizations, portfolio sales, expense reductions, and branch closures, while continuing to limit our new lending. The exact nature and magnitude of any additional measures will be driven by our available resources and needs, prevailing market conditions, and the results of our operations. During 2009, we closed 200 branch offices, reduced retail sales financing operations, reduced our number of employees by approximately 1,400 through reductions in force and attrition, and sold $1.9 billion of finance receivables held for sale. In July 2009, we securitized $1.9 billion of real estate loans and received $967.3 million in cash proceeds including accrued interest after the sales discount but before expenses. If our sources of liquidity are not sufficient to meet our contractual obligations as they become due over the next twelve months, we will seek additional funding from AIG, which funding would be subject to AIG receiving the consent of the FRBNY. AIG intends to support our liquidity needs and compliance with all debt covenants and acceleration clauses contained within our debt agreements, or any other significant agreements which could have a material adverse impact on us, through the earlier of a sale of us (or a sale of a portion of us sufficient to deconsolidate us from AIG) or February 28, 2011. In addition, AIG is currently seeking restructuring opportunities for us.

Item 7.  Continued

Management’s Assessment and Conclusion

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•

the ability and intent of AIG to provide funding to us;

•

declining financial flexibility and reduced income as we use more of our higher performing assets for on-balance sheet securitizations and portfolio sales;

•

reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios;

•

our ability to complete on favorable terms additional on-balance sheet securitizations and portfolio sales and the costs associated with these alternative funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which will affect profitability;

•

the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments) and receipt of finance charges, which could be materially different than our estimates;

•

our ability to comply with our debt covenants, including covenants requiring our net worth to be maintained at specified levels and certain tangible equity ratios to be met;

•

access to unsecured debt markets and other sources of funding, and the potential increased cost of alternative funding sources as compared to historic borrowing rates;

•

adverse credit ratings actions on our debt;

•

constraints on our business resulting from the FRBNY Credit Agreement and other AIG agreements, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as additional on-balance sheet securitizations and portfolio sales, without AIG receiving prior consent from the FRBNY;

•

the potential for additional unforeseen cash demands or accelerations of obligations;

•

reduced income due to loan modifications where the borrower’s interest rate is reduced, principal payments are deferred, or other concessions are made;

•

the potential for declines in bond and equity markets;

•

the potential effect on us if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans;

•

the potential loss of key personnel; and

•

the potential adverse effect on us relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern.

After consideration of the above factors, including AIG’s expressed intention to support us, as expressed in AIG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect.

Item 7.  Continued

OVERVIEW AND OUTLOOK

2009 Overview

The U.S. economy was declared to be in a recession during 2008. The recession continued into 2009 and by technical measures ended during the second half of 2009. Despite technically emerging from recession, housing prices did not significantly rebound and unemployment remained high at approximately 10%. Rising personal delinquencies and bankruptcies continued throughout the year.

On March 2, 2009, AIG, the FRBNY, and the United States Department of the Treasury announced various restructuring transactions involving AIG, and the U.S. government issued a statement describing its commitment to continue to work with AIG to maintain its ability to meet its obligations as they become due.

During 2009, we were unable to access our traditional capital market funding sources. Federal actions and programs to support market liquidity provided lower benchmark interest rates and direct funding benefits for many financial institutions, primarily banks. We were not eligible to directly benefit from these programs. The continued limited availability of unsecured wholesale funding for non-bank financial companies and the specific AIG liquidity issues resulted in further credit ratings downgrades on AIG’s debt as well as our debt.

To maintain the franchise value and support our liquidity, we significantly limited lending, consolidated certain branch operations, reduced operating expenses, and pursued an on-balance sheet securitization and portfolio sales. During 2009, we closed 200 branch offices, reduced retail sales financing operations, reduced our number of employees by approximately 1,400, sold $1.9 billion of finance receivables held for sale, and received cash proceeds of $967.3 million through a securitization of real estate loans. Additionally, AIG caused AGFC to receive a $600 million capital contribution during 2009 to support capital maintenance requirements.

2010 Outlook

Many economists predict that the U.S. economic recovery from the 2008-2009 recession will not be particularly strong, with a 2010 real gross domestic product growth of approximately 3%, continued weak labor markets, and a limited housing recovery that will inhibit personal income and consumption.

We anticipate continuing to limit our new lending and to reduce our total finance receivables during 2010. While we believe our limited new lending will represent some of our highest quality originations over recent years, additional increases in overall delinquency and net charge-off percentages in some products are possible due to the continuing U.S. economic stresses and our net declining finance receivable balances. Writedowns relating to foreclosures on real estate loans could increase as our remaining mortgage portfolio continues to mature and the housing markets continue to struggle. Our interest margin is likely to decline due to declining revenues from a net reduction in finance receivables and rising interest expense from refinancing maturing debt through higher cost securitization financing. We will continue our focus on reducing operating expenses in conjunction with our anticipated reduction of finance receivables.

Item 7.  Continued

Until there is less uncertainty regarding our need for, and access to, a financially stronger ultimate parent, we will likely continue to be prevented from accessing our traditional capital market sources. We will rely upon funding generated from operations, available alternative funding sources such as additional on-balance sheet securitizations and portfolio sales, and, to the extent needed and available, additional funding from AIG. We anticipate that our sources of funding will be adequate to fund our obligations and operations through 2010. However, there can be no assurance as to the sufficiency or availability of these funds. Failure to access these sources of funding could have a material adverse effect on our financial position, results of operations, and cash flows.

BASIS OF REPORTING

We prepared our consolidated financial statements using accounting principles generally accepted in the United States of America (GAAP). The statements include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates.

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

At December 31, 2009, 76% of our assets were net finance receivables less allowance for finance receivable losses. Finance charge revenue is a function of the amount of average net receivables and the yield on those average net receivables. GAAP requires that we recognize finance charges as revenue on the accrual basis using the interest method.

At December 31, 2009, 97% of our liabilities were debt issued primarily to support our net finance receivables. Interest expense is a function of the amount of average borrowings and the interest expense rate on those average borrowings. GAAP requires that we recognize interest on borrowings as expense on the accrual basis using the interest method. Interest expense includes the effect of our swap agreements that qualify for hedge accounting under GAAP.

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

We invest cash generated by our insurance business segment primarily in investment securities, which were 3% of our assets at December 31, 2009, and to lesser extents in commercial mortgage loans, investment real estate, and policy loans, which we include in other assets. We report the resulting revenue in investment revenue. GAAP requires that we recognize interest on these investments as revenue on the accrual basis.

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

Loan brokerage fees revenues (included in other revenues), through the operations of Ocean, consist of commissions from lenders for loans brokered to them, fees from customers to process their loans, and fees from other credit originators for customer referrals. We recognize these commissions and fees in loan brokerage fees revenues when earned.

Mortgage banking revenues (included in other revenues) consist of net gain or loss on sale of finance receivables held for sale, provision for warranty reserve, and interest income on finance receivables held for sale. GAAP requires that we recognize the difference between the sales price we receive when we sell a finance receivable held for sale and the carrying value of that loan as a gain or loss at the time of the sale. We carry finance receivables held for sale at the lower of cost or fair value. We recognize net unrealized losses through a valuation allowance and record changes in the valuation allowance in other revenues. We also charge provisions for recourse obligations to provision for warranty reserve to maintain the reserves for recourse obligations at appropriate levels. We recognize interest as revenue on the accrual basis using the interest method during the period we hold a real estate loan held for sale.

Item 7.  Continued

CRITICAL ACCOUNTING ESTIMATES

Our Ability to Continue as a Going Concern

When assessing our ability to continue as a going concern, management must make judgments and estimates about the following:

•

the ability and intent of AIG to provide funding to us;

•

declining financial flexibility and reduced income as we use more of our higher performing assets for on-balance sheet securitizations and portfolio sales;

•

reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios;

•

our ability to complete on favorable terms additional on-balance sheet securitizations and portfolio sales and the costs associated with these alternative funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which will affect profitability;

•

the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments) and receipt of finance charges, which could be materially different than our estimates;

•

our ability to comply with our debt covenants, including covenants requiring our net worth to be maintained at specified levels and certain tangible equity ratios to be met;

•

access to unsecured debt markets and other sources of funding, and the potential increased cost of alternative funding sources as compared to historic borrowing rates;

•

adverse credit ratings actions on our debt;

•

constraints on our business resulting from the FRBNY Credit Agreement and other AIG agreements, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as additional on-balance sheet securitizations and portfolio sales, without AIG receiving prior consent from the FRBNY;

•

the potential for additional unforeseen cash demands or accelerations of obligations;

•

reduced income due to loan modifications where the borrower’s interest rate is reduced, principal payments are deferred, or other concessions are made;

•

the potential for declines in bond and equity markets;

•

the potential effect on us if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans;

•

the potential loss of key personnel; and

•

the potential adverse effect on us relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern.

These factors, individually and collectively, will have a significant effect on our ability to generate sufficient cash to repay indebtedness as it becomes due and profitably operate our business.

Allowance for Finance Receivable Losses

We consider our most critical accounting estimate to be the establishment of an adequate allowance for finance receivable losses. At December 31, 2009, our finance receivable portfolio consisted of $18.8 billion of net finance receivables due from 1.5 million customer accounts. These accounts were originated or purchased and are serviced primarily by our branch or centralized real estate business segments.

Item 7.  Continued

To manage our exposure to credit losses, we use credit risk scoring models for finance receivables that we originate through our branch business segment. In our centralized real estate business segment, MorEquity originated real estate loans according to our established underwriting criteria. We performed due diligence investigations on all portfolio acquisitions. We utilize standard collection procedures supplemented with data processing systems to aid branch, centralized support operations, and centralized real estate personnel in their finance receivable collection processes.

Despite our efforts to avoid losses on our finance receivables, personal circumstances and national, regional, and local economic situations affect our customers’ willingness or abilities to repay their obligations. Economic situations include adverse shifts in residential real estate values, which may reduce a customer’s willingness to repay his or her mortgage. Personal circumstances include lower income due to unemployment or underemployment, major medical expenses, and divorce. Occasionally, these events can be so economically severe that the customer files for bankruptcy.

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

We use migration analysis and the Monte Carlo technique as the principal tools to determine the appropriate amount of allowance for finance receivable losses. Both techniques are historically-based statistical techniques that attempt to predict the future amount of losses for existing pools of finance receivables. We validate the results of the models through the review of historical results by the Credit Strategy and Policy Committee.

Our migration analysis utilizes a rolling 12 months of historical data that is updated quarterly. The primary inputs for our migration analysis are (a) historical finance receivable balances, (b) historical delinquency, charge-off, recovery and repayment amounts, and (c) the current finance receivable balances in each stage of delinquency (i.e., current, greater than 30 days past due, greater than 60 days past due, etc.). The primary assumptions used in our migration analysis are the weighting of historical data and our estimate of the loss emergence period for the portfolio.

The Monte Carlo technique currently utilizes historical loan level data from January 2003 through the mid month of the current quarter and is updated quarterly. The primary inputs for Monte Carlo are the historical finance receivable accounts, the variability in account migration through the various stages of delinquency (i.e., the probability of a loan moving from 30 days past due to 60 days past due in any given month), and average charge-off amounts. The primary assumptions used in our Monte Carlo analysis are the loss emergence period for the portfolio and average charge-off amounts. The program currently employs a discrete method of incorporating economic conditions with a set of matrices, each of which

Item 7.  Continued

represents a historical month of data. Each matrix is therefore representative of certain seasonal and secular economic conditions, and the probability of selecting a given matrix during the simulation increases as the simulated economic conditions approach those represented by the matrix.

We consider the current and historical levels of nonaccrual loans in our analysis of the allowance by factoring the delinquency status of loans into both the migration analysis and Monte Carlo technique. We classify loans as nonaccrual based on our accounting policy, which is based on the delinquency status of the loan. As delinquency is a primary input into our migration analysis and Monte Carlo scenarios, we inherently consider nonaccrual loans in our estimate of the allowance for finance receivable losses. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 for further information on our nonaccrual loans and finance receivables more than 90 days past due, as well as troubled debt restructured finance receivables at December 31, 2009.

The allowance for finance receivable losses related to our TDRs is calculated in homogeneous aggregated pools of impaired loans that have common risk characteristics. We establish our allowance for finance receivable losses related to our TDRs by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use certain assumptions to estimate the expected cash flows from our TDRs. The primary assumptions for our model are prepayment speeds, default rates, and severity rates.

Changes in housing prices and the related impact on homeowners’ equity is one factor that influences borrower decisions regarding whether to continue making payments on their real estate loan. The delinquency and losses resulting from these borrower decisions are incorporated in our allowance models as described above.

We generally obtain a current appraisal before closing a loan secured by real estate. In addition, when we complete foreclosure proceedings on a real estate loan, we obtain an unrelated party’s valuation of the property, which is used to establish the value of the real estate owned.

We utilize the migration and Monte Carlo results for the Company’s finance receivable portfolio to arrive at an estimate of inherent losses for the finance receivables existing at the time of analysis. We adjust the amounts determined by migration and Monte Carlo for management’s estimate of the effects of model imprecision, recent changes to our underwriting criteria, portfolio seasoning, and current economic conditions, including the levels of unemployment and personal bankruptcies. This adjustment resulted in a $29.9 million increase to the amount determined by migration and Monte Carlo at December 31, 2009, compared to a $63.1 million increase at December 31, 2008.

Item 7.  Continued

We maintain our allowance for finance receivable losses at our estimated “most predictive” outcome of our adjusted migration and Monte Carlo scenarios. The “most predictive” outcome is the scenario within the migration and Monte Carlo scenario ranges that the Credit Strategy and Policy Committee has identified to be a better estimate than any other amount within the range considering how the analyses best represent the probable losses inherent in our portfolio at the balance sheet date, taking into account the relevant qualitative factors, observable trends, economic conditions and our historical experience with our portfolio.

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

Valuation Allowance on Deferred Tax Assets

The authoritative guidance for the accounting for income taxes permits a deferred tax asset to be recorded if the asset meets a more likely than not standard (i.e., more than 50 percent likely) that the asset will be realized. Realization of our net deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits were generated. Because the realization of the deferred tax assets relies on a projection of future income, we view this as a critical accounting estimate.

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

Other Intangible Assets Impairment

Other intangible assets consisted of trade names, broker relationships, customer relationships, investor relationships, employment agreements, non-compete agreements, and lender panel (group of lenders for whom Ocean performs loan origination services). Historically, we tested our other intangible assets for impairment during the first quarter of each year. We tested for impairment between these annual reviews if adverse changes developed in the underlying business. Accordingly, we performed an assessment of our other intangible assets to test for recoverability. The assessment of recoverability was based on our estimates. We compared projected undiscounted future cash flows to the carrying value of the asset

Item 7.  Continued

group. When the test for recoverability identified that the carrying value of the asset group was not recoverable and the asset group’s fair value was measured in accordance with the fair value measurement framework, we recognized an impairment charge in operating expenses for the amount by which the carrying value of the asset group exceeded its estimated fair value. We calculated the amount of the impairment using the income approach. The income approach uses discounted cash flow projections. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20%. In third quarter 2008 we wrote down other intangible assets to zero fair value, reflecting our reduced discounted cash flow expectations. See Note 29 of the Notes to Consolidated Financial Statements in Item 8 for further information on fair value measurements.

Goodwill Impairment

Historically, we tested goodwill for impairment during the first quarter of each year. We tested for impairment between these annual reviews if adverse changes developed in the underlying business. Goodwill impairment testing was performed at the “reporting unit” level. We assigned goodwill to our reporting units at the date the goodwill was initially recorded. We recorded our goodwill in our branch, centralized real estate, and insurance business segments and all other reporting units (Ocean). Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

We initially assessed the potential for impairment by estimating the fair value of each of our reporting units and comparing the estimated fair values with the carrying amounts of those reporting units, including goodwill. The estimate of a reporting unit’s fair value was calculated using the discounted expected future cash flows approach. If the carrying value of a reporting unit exceeded its estimated fair value, goodwill associated with that reporting unit was potentially impaired. The amount of impairment was measured as the excess of the carrying value of goodwill over the estimated fair value of the goodwill. The estimated fair value of the goodwill was measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit’s assets and liabilities in a hypothetical market. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20% when we wrote down our goodwill to zero fair value in third quarter 2008. This impairment charge was recorded in operating expenses. See Note 29 of the Notes to Consolidated Financial Statements in Item 8 for further information on fair value measurements.

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

Item 7.  Continued

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

Item 7.  Continued

SELECTED SEGMENT INFORMATION

Allowance for Finance Receivable Losses

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

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Balance at beginning of period: Branch real estate loans	$ 399.6	$ 234.2	$ 203.3
Centralized real estate	369.8	137.2	76.0
Branch non-real estate loans	301.3	187.6	181.5
Branch retail sales finance	69.7	42.9	27.9
Total segment	1,140.4	601.9	488.7
All other	-	-	-
Total	$1,140.4	$ 601.9	$ 488.7
Provision for finance receivable losses: Branch real estate loans	$ 532.2	$ 324.8	$ 98.1
Centralized real estate	353.0	299.4	82.1
Branch non-real estate loans	290.2	355.4	160.3
Branch retail sales finance	95.2	100.8	58.9
Total segment	1,270.6	1,080.4	399.4
All other	4.9	0.5	1.9
Total	$1,275.5	$1,080.9	$ 401.3
Charge-offs: Branch real estate loans	$ (302.4)	$ (164.9)	$ (71.6)
Centralized real estate	(168.1)	(67.1)	(21.6)
Branch non-real estate loans	(332.8)	(272.7)	(188.2)
Branch retail sales finance	(108.0)	(83.3)	(53.9)
Total segment	(911.3)	(588.0)	(335.3)
All other	(1.3)	(0.8)	(3.6)
Total	$ (912.6)	$ (588.8)	$(338.9)
Recoveries: Branch real estate loans	$ 7.6	$ 5.5	$ 4.4
Centralized real estate	1.0	0.3	0.7
Branch non-real estate loans	33.3	31.0	34.0
Branch retail sales finance	10.5	9.3	10.0
Total segment	52.4	46.1	49.1
All other	(0.1)	0.3	1.7
Total	$ 52.3	$ 46.4	$ 50.8
Transfers to finance receivables held for sale: Branch real estate loans	$ (3.8)	$ -	$ -
Centralized real estate	(19.3)	-	-
Total	$ (23.1)	$ -	$ -
Balance at end of period: Branch real estate loans	$ 633.2	$ 399.6	$ 234.2
Centralized real estate	536.4	369.8	137.2
Branch non-real estate loans	292.0	301.3	187.6
Branch retail sales finance	67.4	69.7	42.9
Total segment	1,529.0	1,140.4	601.9
All other	3.5	-	-
Total	$1,532.5	$1,140.4	$ 601.9

Item 7.  Continued

Fair Isaac & Co. (FICO) Credit Scores

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

•

Non-prime:  Borrower FICO score greater than 619 and less than 660

•

Sub-prime:  Borrower FICO score less than or equal to 619

Many finance receivables included in the “prime” category in the table below might not meet other market definitions of prime loans due to certain characteristics of the borrowers, such as their elevated debt-to-income ratios, lack of income stability, or level of income disclosure and verification, as well as credit repayment history or similar measurements.

Item 7.  Continued

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables for the business segments were as follows:

December 31,
(dollars in millions)	2009	2008
Net finance receivables: Branch real estate loans:
Prime	$1,262.1	$1,587.9
Non-prime	1,462.5	1,727.5
Sub-prime	5,242.7	5,915.8
Other/FICO unavailable	13.3	17.3
Total	$7,980.6	$9,248.5
Centralized real estate loans:
Prime	$4,783.9	$6,827.0
Non-prime	1,171.8	1,602.5
Sub-prime	458.4	584.9
Other/FICO unavailable	0.6	5.6
Total	$6,414.7	$9,020.0
Branch non-real estate loans:
Prime	$ 584.8	$ 661.1
Non-prime	708.0	909.6
Sub-prime	1,883.4	2,370.4
Other/FICO unavailable	10.4	89.6
Total	$3,186.6	$4,030.7
Branch retail sales finance:
Prime	$ 638.2	$1,447.6
Non-prime	177.3	317.8
Sub-prime	306.5	410.3
Other/FICO unavailable	8.2	35.6
Total	$1,130.2	$2,211.3

Item 7.  Continued

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for the business segments were as follows:

December 31,	2009	2008
Delinquency ratio: Branch real estate loans:
Prime	4.44%	2.08%
Non-prime	6.66	4.58
Sub-prime	8.45	6.37
Other/FICO unavailable	28.76	3.42
Total	7.52	5.29
Centralized real estate loans:
Prime	6.62%	3.65%
Non-prime	12.88	8.81
Sub-prime	15.37	9.19
Other/FICO unavailable	3.55	10.43
Total	8.40	4.93
Branch non-real estate loans:
Prime	2.92%	3.00%
Non-prime	4.28	4.80
Sub-prime	5.98	6.42
Other/FICO unavailable	6.75	5.02
Total	5.05	5.47
Branch retail sales finance:
Prime	3.57%	1.46%
Non-prime	8.96	5.77
Sub-prime	8.74	7.90
Other/FICO unavailable	5.52	2.60
Total	5.78	3.27

Item 7.  Continued

Higher-risk Real Estate Loans

Certain types of our real estate loans, such as interest only real estate loans, sub-prime real estate loans, second mortgages, high LTV ratio mortgages, and low documentation real estate loans, can have a greater risk of non-collection than our other real estate loans. Interest only real estate loans contain an initial period where the scheduled monthly payment amount is equal to the interest charged on the loan. The payment amount resets upon the expiration of this period to an amount sufficient to amortize the balance over the remaining term of the loan. Sub-prime real estate loans are loans originated to a borrower with a FICO score at the date of origination or renewal of less than or equal to 619. Second mortgages are secured by a mortgage whose rights are subordinate to those of a first mortgage. High LTV ratio mortgages have an original amount equal to or greater than 95.5% of the value of the collateral property at the time the loan was originated. Low documentation real estate loans are loans to a borrower that meets certain criteria which gives the borrower the option to supply less than the normal amount of supporting documentation for income.

Additional information regarding these higher-risk real estate loans for our branch and centralized real estate business segments follows (our higher-risk real estate loans can be included in more than one of the types of higher-risk real estate loans):

December 31, 2009		Delinquency	Average	Average
(dollars in millions)	Amount	Ratio	LTV	FICO
Branch Higher-risk real estate loans: Interest only (a)
Sub-prime	$5,242.7	8.45%	74.9%	557
Second mortgages	$1,124.8	8.66%	N/A (b)	602
LTV greater than 95.5% at origination	$ 328.7	7.26%	97.8%	611
Low documentation (a)
Centralized real estate Higher-risk real estate loans: Interest only	$1,146.2	9.48%	88.3%	709
Sub-prime	$ 458.4	15.37%	77.1%	586
Second mortgages	$ 43.5	2.88%	N/A (b)	702
LTV greater than 95.5% at origination	$2,307.3	6.39%	99.4%	709
Low documentation	$ 367.8	14.96%	76.6%	665

(a)

Not applicable because these higher-risk loans are not offered by our branch business segment.

(b)

Not available.

Item 7.  Continued

December 31, 2008		Delinquency	Average	Average
(dollars in millions)	Amount	Ratio	LTV	FICO
Branch Higher-risk real estate loans: Interest only (a)
Sub-prime	$5,915.8	6.37%	75.1%	557
Second mortgages	$1,367.7	7.26%	N/A (b)	601
LTV greater than 95.5% at origination	$ 380.4	5.99%	97.8%	611
Low documentation (a)
Centralized real estate Higher-risk real estate loans: Interest only	$1,418.6	8.36%	88.4%	707
Sub-prime	$ 584.9	9.19%	76.4%	589
Second mortgages	$ 55.6	3.77%	N/A (b)	700
LTV greater than 95.5% at origination	$2,902.0	4.75%	99.4%	712
Low documentation	$ 475.1	10.37%	76.0%	667

(a)

Not applicable because these higher-risk loans are not offered by our branch business segment.

(b)

Not available.

Charge-off ratios for these higher-risk real estate loans for our branch and centralized real estate business segments were as follows:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Branch Higher-risk real estate loans charge-off ratios: Interest only (a)
Sub-prime	3.71%	2.11%	1.05%
Second mortgages	10.50%	5.98%	2.24%
LTV greater than 95.5% at origination	4.96%	3.47%	2.95%
Low documentation (a)
Centralized real estate Higher-risk real estate loans charge-off ratios: Interest only	4.12%	1.55%	0.33%
Sub-prime	2.49%	0.97%	0.41%
Second mortgages	4.92%	1.31%	0.43%
LTV greater than 95.5% at origination	2.53%	0.89%	0.33%
Low documentation	3.27%	1.22%	0.14%

(a)

Not applicable because these higher-risk loans are not offered by our branch business segment.

Item 7.  Continued

A decline in the value of assets serving as collateral for our real estate loans may impact our ability to collect on these real estate loans. The total amount of all real estate loans for which the estimated LTV ratio exceeds 100% at December 31, 2009 was $2.4 billion, or 16%, of total real estate loans.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital has varied primarily with the amount of net finance receivables. We have based our mix of debt and equity, or “leverage”, primarily upon maintaining leverage that supports cost-effective funding.

December 31,	2009		2008
(dollars in millions)	Amount	Percent	Amount	Percent
Long-term debt	$17,743.3	80%	$20,981.0	82%
Short-term debt	2,450.0	11	3,135.8	12
Total debt	20,193.3	91	24,116.8	94
Equity	1,916.7	9	1,639.3	6
Total capital	$22,110.0	100%	$25,756.1	100%
Net finance receivables	$18,839.2		$24,599.4

We have issued a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. AGFC obtained our fixed-rate funding by issuing public or private long-term unsecured debt with maturities primarily ranging from three to ten years. Until September 2008, AGFC and AGFI obtained most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate unsecured debt. We have issued commercial paper, with maturities ranging from 1 to 270 days, to banks, insurance companies, corporations, and other institutional investors. At December 31, 2009, we had no issuances of commercial paper outstanding.

We historically maintained credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. Due to the extraordinary events in the credit markets, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008. AGFC does not guarantee any borrowings of AGFI. See Note 15 of the Notes to Consolidated Financial Statements in Item 8 for additional information on credit facilities.

Item 7.  Continued

As of December 31, 2009, our primary committed credit facilities were as follows:

(dollars in millions)
Facility	Committed Amount	Drawn	Expiration
One-year term loans*	$2,450.0	$2,450.0	July 2010
Multi-year facility	2,125.0	2,125.0	July 2010
Total	$4,575.0	$4,575.0

*

AGFI was an eligible borrower under a 364-day facility for up to $400.0 million, which was fully drawn during September 2008. On July 9, 2009, we converted the outstanding amounts under our expiring 364-day facility into one-year term loans. Any remaining balance of the term loans will mature on July 9, 2010, at which time AGFC and AGFI will be obligated to pay the respective remaining amounts of principal outstanding, plus accrued interest.

Each of the facilities requires that AGFC remain directly or indirectly majority-owned by AIG. If AIG were to divest the Company, we would be required to renegotiate or repay the facilities. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.15% at December 31, 2009. AGFC’s outstanding borrowings under the committed credit facilities totaled $4.2 billion at December 31, 2008. If other funding to repay our credit facilities is unavailable, we will seek to replace or extend the facilities on or prior to their expiration. However, there can be no assurance that we will be able to obtain replacements or extensions.

From 2001 through 2006, we targeted our leverage to be a ratio of 9.0x of debt to tangible equity, where tangible equity equaled total shareholder’s equity less goodwill and accumulated other comprehensive income or loss. Beginning in the first quarter of 2007, we changed our method of measuring target leverage primarily to accommodate AGFC’s issuance of $350.0 million aggregate principal amount of 60-year junior subordinated debentures (hybrid debt) following our acquisition of Ocean in January 2007. The debentures underlie a series of trust preferred securities sold by a trust sponsored by AGFC in a Rule 144A/Regulation S offering. AGFC can redeem the debentures at par beginning in January 2017. Based upon the terms of these junior subordinated debentures, credit rating agencies have acknowledged that until January 2017, at least 75% of such hybrid debt will be afforded equity treatment in their measurement of AGFC’s leverage.

Accordingly, beginning in first quarter 2007, our targeted leverage was changed to 9.0x of adjusted debt to adjusted tangible equity, where adjusted debt equals total debt less 75% of hybrid debt and where adjusted tangible equity equals total shareholder’s equity plus 75% of hybrid debt and less goodwill, other intangible assets, and accumulated other comprehensive income or loss. Due to the Company’s and AIG’s liquidity positions, our primary capitalization efforts have been focused on improving liquidity and maintaining compliance with our existing debt agreements, and not on achieving our target leverage. This focus (which will likely continue as long as liquidity challenges persist) could result in AGFI’s actual leverage being different than our most recent target leverage. Our adjusted tangible leverage at December 31, 2009 was 9.16x compared to 11.75x at December 31, 2008. In calculating December 31, 2009 leverage, management deducted $1.1 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 8.64x (including the $1.6 billion loaned to AIG under a demand note as a cash equivalent debt reduction would lower this December 31, 2009 leverage measurement to 7.93x). In calculating December 31, 2008 leverage, management deducted $624.0 million of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 11.44x. Adjusted tangible leverage and effective adjusted tangible leverage each exceeded 9.0x at December 31, 2008 due

Item 7.  Continued

to the determination that the Company would be required to establish a $622.6 million valuation reserve against its deferred tax assets.

The Company’s one-year term loan (previously, a 364-day facility) includes a capital support agreement (for the benefit of the lenders under the facility) with AIG, whereby AIG agrees to cause AGFC to maintain: (a) a consolidated net worth (stockholder’s equity minus the amount of accumulated other comprehensive income or loss) of at least $2.2 billion; and (b) an adjusted tangible leverage at or below 8.0x (further adjusting for excess cash for a calculated “support leverage”). At December 31, 2009, the support agreement’s measurement of consolidated net worth was $2.4 billion. If AIG terminates the capital support agreement or does not comply with its terms, the one-year term loan would require renegotiation or repayment. At December 31, 2008, AGFC’s support leverage was 8.99x. During March 2009, AIG caused AGFC to receive a $600.0 million capital contribution that would have reduced AGFC’s support leverage at December 31, 2008 to 7.05x, in addition to supporting AGFC leverage at March 31, 2009. At December 31, 2009, the leverage measurement under the support agreement was 6.91x. Further capital infusions into the Company would require AIG to obtain the consent of the FRBNY under the FRBNY Credit Agreement.

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

Based upon AGFC’s financial results for the twelve months ended September 30, 2009, a mandatory trigger event occurred under AGFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in January 2010. The mandatory trigger event required AGFC to defer interest payments to the junior subordinated debt holders unless AGFC obtained non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt otherwise payable on the next interest payment date. During January 2010, AIG caused AGFC to receive the non-debt capital funding necessary to satisfy the January 2010 interest payments required by AGFC’s hybrid debt.

Reconciliations of total debt to adjusted debt were as follows:

December 31,
(dollars in millions)	2009	2008
Total debt	$20,193.3	$24,116.8
75% of hybrid debt	(262.0)	(262.0)
Adjusted debt	$19,931.3	$23,854.8

Reconciliations of equity to adjusted tangible equity were as follows:

December 31,
(dollars in millions)	2009	2008
Equity	$1,916.7	$1,639.3
75% of hybrid debt	262.0	262.0
Accumulated other comprehensive (income) loss	(1.8)	129.1
Adjusted tangible equity	$2,176.9	$2,030.4

Item 7.  Continued

Liquidity

Our sources of funds have included cash flows from operations, issuances of long-term debt in domestic and foreign markets, short-term borrowings in the commercial paper market, borrowings from banks under credit facilities, sales of finance receivables, and securitizations. AGFI has also received capital contributions from its parent to support finance receivable growth and maintain targeted leverage. Subject to insurance regulations, we also have the ability to receive dividends from our insurance subsidiaries. AGFC received $466.0 million of dividends from its insurance subsidiaries during 2008 and $200.0 million during first quarter 2009. The majority of these insurance subsidiary dividends exceeded insurance company ordinary dividend levels and required regulatory approval before they could be paid. There can be no assurance that any regulatory approvals for future dividends exceeding ordinary dividend levels will be obtained.

Due to the significant disruption in the U.S. residential mortgage and credit markets, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008. In addition, AGFC borrowed funds from AIG Funding under a demand note agreement. Until we have access to other reliable funding sources, we anticipate that our primary sources of funds to support operations and repay obligations will be finance receivable collections from operations and additional on-balance sheet securitizations and portfolio sales, while we continue to significantly limit our lending activities and focus on expense reductions. Funding sources currently under evaluation include additional on-balance sheet securitizations, portfolio sales, and borrowings from AIG Funding and others. Accessing these funding sources is uncertain and may require AIG to obtain the consent of the FRBNY under the FRBNY Credit Agreement.

The principal factors that could decrease our liquidity are customer non-payment, a decline in customer prepayments, a prolonged inability to access our historical capital market sources, and AIG’s inability to provide funding. We intend to support our liquidity position by operating the Company utilizing the following strategies:

•

limiting net originations and purchases of finance receivables and having more restrictive underwriting standards and pricing for such loans; and

•

pursuing additional on-balance sheet securitizations, portfolio sales, and borrowings from AIG Funding and others.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

Item 7.  Continued

Principal sources and uses of cash were as follows:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Principal sources of cash: Net collections/originations and purchases of finance receivables	$2,962.2	$ -	$ -
Sales and principal collections on finance receivables held for sale originated as held for investment	1,990.9	-	-
Capital contributions	604.3	220.0	126.0
Operations	473.1	794.3	1,479.9
Net investment securities called and sold/purchased	27.8	581.5	-
Net issuances/repayments of debt	-	-	2,110.7
Total	$6,058.3	$1,595.8	$3,716.6
Principal uses of cash: Net repayment/issuances of debt	$4,039.4	$1,993.3	$ -
Establishment of note receivable from affiliate	1,550.9	-	-
Net originations and purchases/collections of finance receivables	-	617.8	1,343.5
Dividends paid	-	-	213.0
Net investment securities purchased/called and sold	-	-	50.0
Total	$5,590.3	$2,611.1	$1,606.5

Due to our liquidity issues, we have sold certain finance receivables as an alternative funding source. During 2009, we received proceeds of $2.0 billion from sales and principal collections on finance receivables held for sale originated as held for investment.

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

As part of our efforts to support our liquidity from sources other than our traditional capital market sources, we completed an on-balance sheet securitization on July 30, 2009. The securitization included the sale of approximately $1.9 billion of our centralized real estate loans to a wholly-owned consolidated special purpose vehicle, Third Street, that concurrently formed a trust to issue tranches of notes totaling $1.6 billion in initial principal balance of trust certificates to Third Street in exchange for the loans. In connection with the securitization, Third Street sold at a discount $1.2 billion of senior certificates with a 5.75% coupon to a third party. Third Street received cash proceeds, including accrued interest after the sales discount but before expenses, of $967.3 million, and retained subordinated and residual interest trust certificates.

Item 7.  Continued

During 2008, significant disruptions in the capital markets and liquidity issues resulted in credit ratings downgrades on our debt as well as AIG’s debt. These events prevented access to our traditional funding sources and resulted in the Company borrowing funds from AIG, drawing the full amounts available under our primary credit facilities, significantly limiting our lending activities, and pursuing alternative funding sources, including portfolio or asset sales. These factors as well as the slower U.S. housing market, our tighter underwriting guidelines, and our liquidity management efforts are reflected in our principal sources and uses of cash in 2008. Net cash from operations decreased in 2008 primarily due to a decrease in net sales and principal collections of finance receivables held for sale resulting from our decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008. As an additional source of funds, during 2008 our insurance subsidiaries sold investment securities, the proceeds of which were used by them to pay dividends of $466.0 million to AGFC.

Net cash from operations increased in 2007 primarily due to a significant decrease in net originations of finance receivables held for sale resulting from the slower U.S. housing market and our tighter underwriting guidelines. Net issuances of debt increased in 2007 primarily to support growth in finance receivables.

Dividends paid, less capital contributions received, reflect net income retained by AGFI to maintain equity and total debt at our leverage target.

At December 31, 2009, material contractual obligations were as follows:

(dollars in millions)	Long-term Debt (a)	Short-term Debt (b)	Interest Payments on Debt (c)	Operating Leases (d)	Total
First quarter 2010	$ 729.0	$ -	$ 217.6	$ 13.1	$ 959.7
Second quarter 2010	572.9	-	292.8	12.0	877.7
Third quarter 2010	2,691.9	2,450.0	128.1	10.9	5,280.9
Fourth quarter 2010	106.5	-	236.7	10.0	353.2
2010	4,100.3	2,450.0	875.2	46.0	7,471.5
2011-2012	5,857.7	-	1,258.4	53.7	7,169.8
2013-2014	2,779.3	-	769.9	16.8	3,566.0
2015+	5,006.1	-	1,192.1	6.2	6,204.4
Total	$17,743.4	$2,450.0	$4,095.6	$122.7	$24,411.7

(a)

During 2009, AGFC issued $961.9 million of long-term debt via a securitization transaction. We used the proceeds of this long-term debt issuance to support our liquidity position.

(b)

Short-term debt includes one-year term loans of $2.450 billion. Any remaining balance of the term loans will mature on July 9, 2010, at which time AGFC and AGFI will be obligated to pay the respective remaining amounts of principal outstanding, plus accrued interest.

(c)

Future interest payments on floating-rate debt are estimated based upon floating rates in effect at December 31, 2009.

(d)

Operating leases include annual rental commitments for leased office space, automobiles, and data processing and related equipment.

Item 7.  Continued

ANALYSIS OF FINANCIAL CONDITION

Finance Receivables

Amount, number, and average size of net finance receivables originated and renewed by type were as follows:

Years Ended December 31,	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Originated Amount (in millions): Real estate loans	$ 267.4	16%	$1,172.2	25%	$3,426.2	45%
Non-real estate loans	714.0	43	1,399.3	29	1,791.8	23
Retail sales finance	687.9	41	2,198.9	46	2,472.2	32
Total	$1,669.3	100%	$4,770.4	100%	$7,690.2	100%
Number: Real estate loans	4,789	1%	18,567	2%	39,221	3%
Non-real estate loans	191,484	47	321,672	29	402,381	30
Retail sales finance	214,338	52	764,868	69	907,805	67
Total	410,611	100%	1,105,107	100%	1,349,407	100%
Average size (to nearest dollar): Real estate loans	$55,843		$63,131		$87,356
Non-real estate loans	3,729		4,350		4,453
Retail sales finance	3,209		2,875		2,723
Renewed (includes additional funds borrowed) Amount (in millions): Real estate loans	$ 77.0	5%	$ 534.8	22%	$ 977.0	32%
Non-real estate loans	1,338.3	95	1,901.0	78	2,069.4	68
Total	$1,415.3	100%	$2,435.8	100%	$3,046.4	100%
Number: Real estate loans	1,456	-%	7,944	2%	12,572	3%
Non-real estate loans	332,348	100	409,011	98	440,593	97
Total	333,804	100%	416,955	100%	453,165	100%
Average size (to nearest dollar): Real estate loans	$52,883		$67,322		$77,712
Non-real estate loans	4,027		4,648		4,697

Item 7.  Continued

Amount and number of net finance receivables net (transferred/sold) purchased by type were as follows:

Years Ended December 31,	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Net (transferred/sold) purchased Amount (in millions): Real estate loans	$(1,867.7)	100%	$ 116.6	21%	$ 234.1	97%
Non-real estate loans	-	-	287.0	50	4.0	2
Retail sales finance	0.5	-	166.9	29	3.7	1
Total	$(1,867.2)	100%	$ 570.5	100%	$ 241.8	100%
Number: Real estate loans	(11,952)	100%	12,136	10%	4,505	67%
Non-real estate loans	-	-	80,385	66	415	6
Retail sales finance	68	-	29,991	24	1,791	27
Total	(11,884)	100%	122,512	100%	6,711	100%

During 2008 and 2009, we transferred $972.5 million and $1.9 billion, respectively, of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

Effective February 29, 2008, we purchased a substantial portion of Equity One, Inc.’s consumer branch finance receivable portfolio consisting of $1.0 billion of real estate loans, $289.8 million of non-real estate loans, and $156.0 million of retail sales finance receivables.

During 2007, we sold $11.0 million of real estate loans.

Amount and number of total net finance receivables originated, renewed, and net (transferred/sold) purchased by type were as follows:

Years Ended December 31,	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Originated, renewed, and net (transferred/sold) purchased Amount (in millions): Real estate loans	$(1,523.3)	(125)%	$1,823.6	24%	$ 4,637.3	42%
Non-real estate loans	2,052.3	169	3,587.3	46	3,865.2	35
Retail sales finance	688.4	56	2,365.8	30	2,475.9	23
Total	$ 1,217.4	100%	$7,776.7	100%	$10,978.4	100%
Number: Real estate loans	(5,707)	(1)%	38,647	3%	56,298	3%
Non-real estate loans	523,832	72	811,068	49	843,389	47
Retail sales finance	214,406	29	794,859	48	909,596	50
Total	732,531	100%	1,644,574	100%	1,809,283	100%

Item 7.  Continued

The slower U.S. housing market, our tighter underwriting guidelines, and liquidity management efforts resulted in lower levels of originations of real estate loans in 2009 than in 2008 and 2007.

Amount, number, and average size of net finance receivables by type were as follows:

December 31,	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Net finance receivables Amount (in millions): Real estate loans	$14,519.9	77%	$18,352.9	75%	$19,451.6	76%
Non-real estate loans	3,190.1	17	4,035.1	16	3,895.3	15
Retail sales finance	1,129.2	6	2,211.4	9	2,165.8	9
Total	$18,839.2	100%	$24,599.4	100%	$25,512.7	100%
Number: Real estate loans	187,715	13%	221,325	10%	220,845	11%
Non-real estate loans	843,258	57	978,062	47	930,745	44
Retail sales finance	436,435	30	899,877	43	953,195	45
Total	1,467,408	100%	2,099,264	100%	2,104,785	100%
Average size (to nearest dollar): Real estate loans	$77,351		$82,923		$88,078
Non-real estate loans	3,783		4,126		4,185
Retail sales finance	2,587		2,457		2,272

As of December 31, 2009, it is probable that we will hold the remainder of the finance receivable portfolio for the foreseeable future, as management’s intent is to focus on alternative funding sources, including additional on-balance sheet securitizations.

The amount of first mortgage loans was 91% of our real estate loan net receivables at December 31, 2009, compared to 92% at December 31, 2008 and 2007.

The largest concentrations of net finance receivables were as follows:

December 31,	2009		2008*		2007*
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
California	$ 2,206.2	12%	$ 3,011.5	12%	$ 3,485.3	14%
Florida	1,229.0	7	1,565.2	6	1,607.5	6
N. Carolina	1,116.5	6	1,340.2	6	1,036.4	4
Ohio	989.4	5	1,231.3	5	1,308.2	5
Virginia	974.0	5	1,258.5	5	1,109.9	4
Illinois	836.8	4	1,091.1	4	1,141.6	4
Pennsylvania	779.3	4	1,040.4	4	981.1	4
Tennessee	669.6	4	888.8	4	897.3	4
Other	10,038.4	53	13,172.4	54	13,945.4	55
Total	$18,839.2	100%	$24,599.4	100%	$25,512.7	100%

*

December 31, 2007 and 2008 concentrations of net finance receivables are presented in the order of December 31, 2009 state concentrations.

Item 7.  Continued

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. However, the unemployment and housing market stresses in the U.S. have been national in scope and not limited to a particular region. While finance receivables have exposure to further economic uncertainty, we believe that the allowance for finance receivable losses is adequate to absorb losses inherent in our existing portfolio. In addition, 96% of our finance receivables at December 31, 2009 were secured by real property or personal property. See Analysis of Operating Results – Provision for Finance Receivable Losses for further information on allowance ratio, delinquency ratio, and charge-off ratio and Note 2 of the Notes to Consolidated Financial Statements in Item 8 for further information on how we estimate finance receivable losses.

Contractual maturities of net finance receivables by type at December 31, 2009 were as follows:

	Real	Non-Real	Retail
(dollars in millions)	Estate Loans	Estate Loans	Sales Finance	Total
2010	$ 284.0	$ 873.2	$ 286.8	$ 1,444.0
2011	375.0	1,070.7	230.9	1,676.6
2012	396.1	675.9	150.0	1,222.0
2013	415.5	287.9	94.9	798.3
2014	431.7	104.3	58.9	594.9
2015+	12,617.6	178.1	307.7	13,103.4
Total	$14,519.9	$3,190.1	$1,129.2	$18,839.2

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

Real Estate Owned

Changes in the amount of real estate owned were as follows:

At or for the Years Ended December 31,
(dollars in millions)	2009	2008	2007
Balance at beginning of year	$ 135.3	$ 123.7	$ 57.7
Properties acquired	320.2	209.6	158.4
Properties sold or disposed of	(277.4)	(165.2)	(80.3)
Writedowns	(35.0)	(32.8)	(12.1)
Balance at end of year	$ 143.1	$ 135.3	$123.7
Real estate owned as a percentage of real estate loans	0.99%	0.74%	0.64%

Item 7.  Continued

Changes in the number of real estate owned properties were as follows:

At or for the Years Ended December 31,	2009	2008	2007
Balance at beginning of year	1,730	1,502	1,014
Properties acquired	3,814	2,581	2,065
Properties sold or disposed of	(3,677)	(2,353)	(1,577)
Balance at end of year	1,867	1,730	1,502

Real estate owned increased in 2009 and 2008 reflecting an increase in foreclosures as a result of negative economic fundamentals and the downturn in the U.S. residential real estate market. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 for information relating to our accounting policy for real estate owned.

Finance Receivables Held for Sale

Finance receivables held for sale were as follows:

December 31,
(dollars in millions)	2009	2008	2007
Finance receivables originated as held for investment	$693.7	$945.0	$ -
Finance receivables originated as held for sale	-	15.4	232.7
Total	$693.7	$960.4	$232.7

During 2009, we transferred $1.9 billion of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In 2009, we sold $1.9 billion of finance receivables held for sale.

Finance receivables held for sale increased in 2008 when compared to 2007 primarily due to the transfer of $972.5 million of real estate loans from finance receivables to finance receivables held for sale in December 2008 due to management’s intent to no longer hold these finance receivables for the foreseeable future. The increase in finance receivables held for sale during 2008 was partially offset by our decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008.

Currently, WFI’s limited loan origination activity relates to the financial remediation program discussed in Note 3 of the Notes to Consolidated Financial Statements in Item 8.

Item 7.  Continued

Investments

Insurance investments by type were as follows:

December 31,	2009		2008		2007
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Investment securities	$733.3	84%	$696.3	83%	$1,422.0	91%
Commercial mortgage loans	139.3	16	143.9	17	137.3	9
Policy loans	1.6	-	1.6	-	1.7	-
Investment real estate	-	-	0.1	-	0.1	-
Total	$874.2	100%	$841.9	100%	$1,561.1	100%

Investment securities are the majority of our insurance business segment’s investment portfolio. The decrease in investment securities during 2008 was primarily due to sales of investment securities, the proceeds of which were used by our insurance subsidiaries to pay dividends of $466.0 million to AGFC during 2008 and $200 million during first quarter 2009.

Our investment strategy is to optimize after-tax returns on invested assets, subject to the constraints of liquidity, diversification, and regulation. See Note 9 of the Notes to Consolidated Financial Statements in Item 8 for further information on investment securities.

Asset/Liability Management

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. Although finance receivable lives may change in response to market interest rates and credit conditions, for the quarter ending December 31, 2009, our finance receivables had the following average lives based upon the levels of principal repayments during the fourth quarter of 2009 and excluding the impact of renewals:

Average Life In Years
Real estate loans	7.9
Non-real estate loans	1.8
Retail sales finance	1.0
Total	3.8

The contractual weighted-average life until maturity for our long-term debt was 4.5 years at December 31, 2009.

We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity. We based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported.

Item 7.  Continued

We have historically issued fixed-rate, long-term unsecured debt as the primary source of fixed-rate debt. AGFC also has altered the nature of certain floating-rate funding by using swap agreements to create synthetic fixed-rate, long-term debt to limit our exposure to market interest rate increases. Additionally, AGFC has swapped fixed-rate, long-term debt interest payments to floating-rate interest payments. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 26% of our borrowings at December 31, 2009, compared to 30% at December 31, 2008. Adjustable-rate net finance receivables represented 5% of our total portfolio at December 31, 2009 and 2008. Some of our adjustable-rate real estate loans contain a fixed-rate for the first 24, 36, 48, or 60 months and then convert to an adjustable-rate for the remainder of the term. These real estate loans still in a fixed-rate period totaled $101.5 million and represented 1% of total real estate loans at December 31, 2009, compared to $326.5 million, or 2%, at December 31, 2008. Approximately $893.0 million, or 6%, of our real estate loans at December 31, 2009 are scheduled to reset by the end of 2010.

For the past several quarters, we have had limited direct control of our asset/liability mix as a result of our inability to access historical capital markets, our significantly restricted origination of new finance receivables, and our sale or securitization of finance receivables.

ANALYSIS OF OPERATING RESULTS

Net (Loss) Income

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Net (loss) income	$(477.7)	$(1,345.7)	$ 112.3
Amount change	$ 868.0	$(1,458.0)	$(302.6)
Percent change	65%	N/M (a)	(73)%
Return on average assets	(1.92)%	(4.60)%	0.40%
Return on average equity	(24.86)%	(49.96)%	3.97%
Ratio of earnings to fixed charges (b)	N/A	N/A	1.11x

(a)

Not meaningful.

(b)

Not applicable for 2009 and 2008. Earnings were inadequate to cover total fixed charges by $909.2 million in 2009 and $950.7 million in 2008.

During 2007, 2008, and 2009, the U.S. residential real estate and credit markets experienced significant disruption as housing prices generally declined, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. These market developments negatively impacted our results during 2007, 2008, and 2009.

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

Item 7.  Continued

Net loss decreased in 2009 primarily due to lower provision for income taxes, operating expenses (reflecting goodwill and other intangible assets impairments during 2008), and interest expense, partially offset by lower finance charges resulting from the sales of real estate loan portfolios as part of our liquidity management efforts, higher provision for finance receivable losses resulting from our higher levels of delinquency and net charge-offs, and lower revenues on finance receivables held for sale originated as held for investment. See (Benefit from) Provision for Income Taxes, Operating Expenses, Interest Expense, Finance Charges, Provision for Finance Receivable Losses, and Finance Receivables Held for Sale Originated as Held for Investment Revenues for further information. Due to economic conditions, we re-evaluated all of our business segments and other operations (including headquarters) in 2009, which resulted in the consolidation of certain branch operations and the closing of 200 branch offices throughout the United States and reductions in our number of employees. See Operating Expenses for further information. The overall credit quality of our finance receivable portfolios declined during 2009. Our charge-off ratio increased to 3.92% in 2009 compared to 2.08% in 2008. Our delinquency ratio increased to 7.24% at December 31, 2009, from 4.99% at December 31, 2008. As a result of our quarterly evaluations of our finance receivable portfolios and economic assessments, we increased our allowance for finance receivable losses by a net addition of $415.3 million to $1.5 billion in 2009.

Benefit from income taxes increased in 2009 when compared to provision for income taxes in 2008 reflecting: (a) AIG’s projection that it will have sufficient taxable income in 2009 to use our current year estimated tax losses; and (b) a tax return election made by certain of the Company’s affiliates. To the best of its knowledge, AIG is now able to utilize our 2009 net operating losses based on the fact that the two transactions that were projected to be completed in December, 2009 were completed and that AIG will have sufficient taxable income to offset our 2009 net operating losses. This receivable will be settled with AIG in accordance with our tax sharing agreement. We do not anticipate cash receipts due to us for calendar year 2009 under the AIG tax sharing agreement to be paid until late 2010.

Net loss for 2008 reflected a $679.7 million increase in provision for finance receivable losses, the establishment of a deferred tax asset valuation allowance of $622.6 million, goodwill and other intangible assets impairments of $443.7 million, and a $91.6 million increase in realized losses on investment securities and securities lending. See Provision for Finance Receivable Losses, (Benefit from) Provision for Income Taxes, Operating Expenses, and Investment Revenue for further information. Net loss for 2008 also reflected a $59.4 million decline in mortgage banking revenues primarily due to the slower U.S. housing market. Effective June 17, 2008, we significantly reduced our mortgage banking operations, including ceasing WFI’s wholesale originations (originations through mortgage brokers). See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for information on the Supervisory Agreement with the Office of Thrift Supervision (OTS) dated June 7, 2007 (the Supervisory Agreement). Due to economic conditions, we re-evaluated our branch business segment during 2008, which resulted in the consolidation of certain branch operations and the closing of 242 branch offices throughout the United States. See Operating Expenses for further information. Our charge-off ratio increased to 2.08% in 2008 compared to 1.16% in 2007. Our delinquency ratio increased to 4.99% at December 31, 2008, from 2.84% at December 31, 2007. As a result of our quarterly evaluations of our finance receivable portfolios and economic assessments, we increased our allowance for finance receivable losses by a net addition of $538.5 million to $1.1 billion in 2008.

Net income decreased significantly in 2007, reflecting a $231.8 million decline in net service fees from affiliates, a $205.9 million increase in provision for finance receivable losses, and a $158.2 million decrease in mortgage banking revenues. Our branch operations experienced growth in 2007 as many mortgage lending sources that became available in the market during the previous few years withdrew. While total finance charges increased compared to 2006, most of the increase was offset by higher corporate borrowing costs due to higher debt refinancing rates and increased credit risk spreads required by institutional investors. The market turmoil also resulted in many legislative and regulatory initiatives

Item 7.  Continued

attempting to address concerns surrounding continued consumer homeownership affordability. Our mortgage banking operations in our centralized real estate segment continued to contract during 2007 and we established a reserve of $178 million for estimated costs of a financial remediation program whereby certain borrowers may be provided loans on more affordable terms and/or reimbursed for certain fees. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for information on the Supervisory Agreement. In addition, the softening U.S. economy and tightening of credit availability were primary drivers for increasing consumer charge-offs and delinquencies during 2007 for the general market and our operations as well. Our charge-off ratio increased to 1.16% in 2007 compared to 0.95% in 2006. Our delinquency ratio increased to 2.84% at December 31, 2007, from 2.06% at December 31, 2006. As a result of our quarterly evaluations of our finance receivable portfolios and economic assessments, we increased our allowance for finance receivable losses by a net addition of $113.2 million in 2007. Net income in 2007 also included a recovery of $65.0 million (pretax) on a legal settlement in January 2007. See Legal Proceedings in Item 3. for additional information on this legal settlement.

See Note 27 of the Notes to Consolidated Financial Statements in Item 8 for information on the results of the Company’s business segments.

For a discussion of risk factors relating to our businesses, see “Risk Factors” in Part I, Item 1A.

Our statements of operations line items as percentages of each year’s average net receivables were as follows:

Years Ended December 31,	2009	2008	2007
Revenues Finance charges	10.16%	10.20%	10.42%
Insurance	0.63	0.61	0.67
Finance receivables held for sale originated as held for investment	(0.33)	(0.11)	-
Investment	0.23	(0.03)	0.35
Net service fees from affiliates	0.07	0.27	(0.70)
Other	(0.34)	(0.28)	0.66
Total revenues	10.42	10.66	11.40
Expenses Interest expense	5.03	4.81	5.04
Operating expenses: Salaries and benefits	1.98	1.91	2.25
Other operating expenses	1.44	3.18	1.66
Provision for finance receivable losses	5.88	4.14	1.61
Insurance losses and loss adjustment expenses	0.28	0.27	0.27
Total expenses	14.61	14.31	10.83
(Loss) income before (benefit from) provision for income taxes	(4.19)	(3.65)	0.57
(Benefit from) provision for income taxes	(1.99)	1.51	0.12
Net (loss) income	(2.20)%	(5.16)%	0.45%

Item 7.  Continued

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Real estate loans	$ 1,269.0	$ 1,587.0	$ 1,602.5
Non-real estate loans	731.3	827.3	763.9
Retail sales finance	205.3	245.0	231.7
Total	$ 2,205.6	$ 2,659.3	$ 2,598.1
Amount change	$ (453.7)	$ 61.2	$ 92.8
Percent change	(17)%	2%	4%
Average net receivables	$21,703.3	$26,081.0	$24,937.5
Yield	10.16%	10.20%	10.42%

Finance charges (decreased) increased due to the following:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Change in average net receivables	$(443.3)	$129.9	$85.0
Change in yield	(5.2)	(75.1)	7.8
Change in number of days	(5.2)	6.4	-
Total	$(453.7)	$ 61.2	$92.8

Average net receivables by type were as follows:

Years Ended December 31,	2009		2008		2007
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans	$16,430.6	76%	$19,756.1	76%	$19,225.6	77%
Non-real estate loans	3,578.6	16	4,098.8	16	3,705.4	15
Retail sales finance	1,694.1	8	2,226.1	8	2,006.5	8
Total	$21,703.3	100%	$26,081.0	100%	$24,937.5	100%

Changes in average net receivables by type were as follows:

Years Ended December 31,	2009		2008		2007
(dollars in millions)	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
Real estate loans	$(3,325.5)	(17)%	$ 530.5	3%	$ 95.2	1%
Non-real estate loans	(520.2)	(13)	393.4	11	380.5	11
Retail sales finance	(532.0)	(24)	219.6	11	342.8	21
Total	$(4,377.7)	(17)%	$1,143.5	5%	$818.5	3%

Item 7.  Continued

The decrease in average net finance receivables in 2009 reflected the slower U.S. housing market, our tighter underwriting guidelines, and liquidity management efforts. We transfer finance receivables to finance receivables held for sale when it is probable that management’s intent or ability is to no longer hold those finance receivables for the foreseeable future as part of our liquidity management efforts. In December 2008, we transferred $972.5 million of real estate loans from finance receivables to finance receivables held for sale. During 2009, we transferred $1.9 billion of real estate loans from finance receivables to finance receivables held for sale. As of December 31, 2009, it is probable that we will hold the remainder of the finance receivable portfolio for the foreseeable future, as management’s intent is to focus on alternative funding sources, including additional on-balance sheet securitizations.

Effective February 29, 2008, we purchased a substantial portion of Equity One, Inc.’s consumer branch finance receivable portfolio consisting of $1.0 billion of real estate loans, $289.8 million of non-real estate loans, and $156.0 million of retail sales finance receivables. However, finance receivable growth resulting from this purchase was partially offset by the slower U.S. housing market, our tighter underwriting guidelines, and our liquidity management efforts which resulted in lower levels of originations of real estate loans in 2008 than in 2007.

Yield by type were as follows:

Years Ended December 31,	2009	2008	2007
Real estate loans	7.72%	8.03%	8.34%
Non-real estate loans	20.44	20.18	20.62
Retail sales finance	12.12	11.01	11.55
Total	10.16	10.20	10.42

Changes in yield in basis points (bp) by type were as follows:

Years Ended December 31,	2009	2008	2007
Real estate loans	(31) bp	(31) bp	(11) bp
Non-real estate loans	26	(44)	(36)
Retail sales finance	111	(54)	8
Total	(4)	(22)	3

Yield decreased in 2009 primarily due to lower real estate loan yield reflecting the increase in later stage delinquencies (which result in reversal of accrued finance charges) and the increase of real estate loan modifications, including TDRs (which result in reduced finance charges), partially offset by higher retail sales finance and non-real estate loan yield reflecting the origination of new finance receivables at higher rates based on market conditions and the discontinuation of certain promotional products.

Yield decreased in 2008 reflecting lower points and fees earned primarily due to the slowing liquidation of our finance receivable portfolio, the increase in later stage delinquencies, the inception of real estate loan modifications, and the lower effective yield on purchased finance receivables.

Item 7.  Continued

Insurance Revenues

Insurance revenues were as follows:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Earned premiums	$136.3	$155.5	$159.9
Commissions	0.6	3.6	8.0
Total	$136.9	$159.1	$167.9
Amount change	$(22.2)	$ (8.8)	$ 12.4
Percent change	(14)%	(5)%	8%

Earned premiums decreased in 2009 primarily due to decreases in non-credit premium volume and credit earned premiums. Commissions decreased in 2009 primarily due to a decline in commissions that Ocean receives from the sale of various insurance products.

Commissions decreased in 2008 primarily due to a decline in commissions that Ocean receives from the sale of various insurance products. Earned premiums decreased in 2008 primarily due to a decrease in non-credit premium volume.

Premiums earned by type were as follows:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Credit insurance: Life	$ 28.3	$ 31.6	$ 31.9
Accident and health	30.8	35.0	36.4
Property and casualty	23.9	26.5	24.4
Involuntary unemployment	15.6	15.3	15.2
Non-credit insurance: Life	9.3	15.5	20.8
Accident and health	5.8	10.1	13.8
Premiums assumed under reinsurance agreements	22.6	21.5	17.4
Total	$136.3	$155.5	$159.9

Item 7.  Continued

Premiums written by type were as follows:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Credit insurance: Life	$ 20.7	$ 28.8	$ 34.1
Accident and health	18.9	30.7	38.0
Property and casualty	19.6	26.2	25.3
Involuntary unemployment	13.3	15.3	16.5
Non-credit insurance: Life	9.3	15.4	20.8
Accident and health	5.8	10.1	13.8
Premiums assumed under reinsurance agreements	21.0	23.5	17.0
Total	$108.6	$150.0	$165.5

Finance Receivables Held for Sale Originated as Held for Investment Revenues

Finance receivables held for sale originated as held for investment revenues were as follows:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Mark to market provision	$(92.5)	$(27.5)	$ -
Interest income	39.8	-	-
Net loss on sales	(18.9)	-	-
Total	$(71.6)	$(27.5)	$ -
Amount change	$(44.1)	$(27.5)	$ -
Percent change	(161)%	N/A*	-

* Not applicable

During 2008 and 2009, we transferred $972.5 million and $1.9 billion, respectively, of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. Based on negotiations with prospective purchasers, we determined that a mark to market provision on finance receivables held for sale originated as held for investment of $27.5 million and $92.5 million for 2008 and 2009, respectively, was necessary to reduce the carrying amount of these finance receivables held for sale to fair value.

Investment Revenue

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Investment revenue	$48.9	$ (6.8)	$87.6
Amount change	$55.7	$(94.4)	$(1.9)
Percent change	816%	(108)%	(2)%

Item 7.  Continued

Investment revenue was affected by the following:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Average invested assets	$919.1	$1,496.2	$1,526.9
Average invested asset yield	5.85%	5.76%	6.13%
Net realized losses on investment securities and securities lending	$ (5.6)	$ (99.2)	$ (7.6)

Generally, we invest cash generated by our insurance operations in various investments, primarily investment securities.

The decrease in average invested assets in 2009 was primarily due to sales of investment securities, the proceeds of which were used by our insurance subsidiaries to pay dividends to AGFC during 2008 and the first quarter of 2009.

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

Net Service Fees from Affiliates

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Net service fees from affiliates	$ 14.2	$ 70.5	$(174.4)
Amount change	$(56.3)	$244.9	$(231.8)
Percent change	(80)%	140%	(404)%

Net service fees from affiliates decreased in 2009 primarily due to lower 2009 reversals of reserves that were recorded in 2007 for costs expected to be incurred relating to WFI’s surviving obligations under the terminated mortgage services agreement with AIG Bank. (In first quarter 2006, we terminated the mortgage services agreements with AIG Bank and began originating finance receivables held for sale using our own state licenses.) We established a $128 million reserve in first quarter 2007 and recorded an additional reserve of $50 million in second quarter 2007 reflecting management’s then best estimate of the expected costs of the remediation program pursuant to the terms of the Supervisory Agreement. As a result of our subsequent evaluations of our loss exposure, we reduced the OTS remediation reserve by $17.6 million in 2009 and by $66.6 million in 2008. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for information on the Supervisory Agreement.

Item 7.  Continued

Other Revenues

Other revenues were as follows:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Foreign exchange (loss) gain on foreign currency denominated debt	$(51.9)	$ 8.8	$ (33.4)
Writedowns on real estate owned	(35.0)	(32.8)	(12.1)
Net (loss) recovery on sales of real estate owned	(20.1)	(25.0)	0.2
Derivative adjustments	19.5	(54.8)	2.4
Loan brokerage fees	6.7	25.4	75.7
Mortgage banking revenues	(2.8)	0.8	60.2
Recovery on legal settlement	-	-	65.0
Other	10.5	4.0	5.0
Total	$(73.1)	$(73.6)	$163.0
Amount change	$ 0.5	$(236.6)	$ 37.7
Percent change	1%	(145)%	30%

Due to the de-designation of our fair value hedge on April 1, 2009, we recorded a derivative adjustment gain of $61.8 million, partially offset by a foreign exchange loss of $52.4 million in 2009. Derivative adjustments included a credit valuation adjustment loss of $11.3 million on our fair value derivative that no longer qualifies for hedge accounting and an ineffectiveness loss of $30.2 million on our fair value and cash flow derivatives. The credit valuation adjustment loss on our fair value derivative resulted from the measurement of credit risk using credit default swap valuation modeling. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. These derivatives were with AIG Financial Products Corp., a non-subsidiary affiliate that receives credit support from AIG, its parent.

In third quarter 2008, we recognized a cumulative benefit in other revenues of $27.6 million resulting from the correction of an accounting error. In connection with the January 1, 2008 implementation of the authoritative guidance for the fair value measurements for derivatives, we recorded a loss in other revenues of $39.4 million in first quarter 2008 and a gain of $4.9 million in second quarter 2008 for the credit valuation adjustments on our fair value and cash flow hedges. Upon further review, we concluded that the credit valuation adjustments on our cash flow hedges should have been recorded to accumulated other comprehensive loss. Therefore, in third quarter 2008, we increased other revenues by $27.6 million ($30.5 million loss recorded in first quarter 2008 and $2.9 million gain recorded in second quarter 2008) and decreased accumulated other comprehensive loss by $17.9 million. The impact of this error did not have a material effect on our financial condition or results of operations for the previously reported periods in 2008. Derivative adjustments in 2008 reflected an ineffectiveness loss of $35.6 million, a loss of $9.4 million related to the maturity of a cross currency interest rate swap, and a credit valuation adjustment loss of $1.6 million on our fair value hedges due to the implementation of authoritative guidance for the fair value measurements for derivatives effective January 1, 2008 (of which a $13.3 million loss represents the transition amount at January 1, 2008).

Loan brokerage fees revenues decreased in 2009 and 2008 primarily due to a significant decline in Ocean’s brokered loan volume reflecting the slower United Kingdom housing market.

Item 7.  Continued

Mortgage banking revenues decreased in 2009 and 2008 reflecting a significant decrease in originations of finance receivables held for sale primarily due to the slower U.S. housing market, our tighter underwriting guidelines, and our decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008. Currently, WFI’s limited loan origination activity relates to the financial remediation program discussed in Note 3 of the Notes to Consolidated Financial Statements in Item 8.

The loss in other revenues in 2009 and 2008 also reflected the activity on real estate owned resulting from negative economic fundamentals and the downturn in the U.S. residential real estate market.

Other revenues for 2007 included a recovery on a legal settlement. On January 19, 2007, RMST and SBLI reached an agreement to settle all claims between them relating to Island Mortgage Network, Inc. As part of that settlement, SBLI agreed to pay RMST $65 million. This settlement was completed on January 24, 2007, and RMST dismissed their lawsuit against SBLI.

Interest Expense

The impact of using the swap agreements that qualify for hedge accounting under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Long-term debt	$ 968.9	$ 1,110.8	$ 990.7
Short-term debt	122.3	143.3	266.5
Total	$ 1,091.2	$ 1,254.1	$ 1,257.2
Amount change	$ (162.9)	$ (3.1)	$ 82.0
Percent change	(13)%	-%	7%
Average borrowings	$21,791.9	$24,853.6	$23,952.5
Interest expense rate	5.00%	5.03%	5.24%

Interest expense (decreased) increased due to the following:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Change in average borrowings	$(154.0)	$ 47.2	$38.9
Change in interest expense rate	(8.9)	(50.3)	43.1
Total	$(162.9)	$ (3.1)	$82.0

Average borrowings by type were as follows:

Years Ended December 31,	2009		2008		2007
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Long-term debt	$19,192.6	88%	$21,176.5	85%	$18,943.0	79%
Short-term debt	2,599.3	12	3,677.1	15	5,009.5	21
Total	$21,791.9	100%	$24,853.6	100%	$23,952.5	100%

Item 7.  Continued

Changes in average borrowings by type were as follows:

Years Ended December 31,	2009		2008		2007
(dollars in millions)	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
Long-term debt	$(1,983.9)	(9)%	$2,233.5	12%	$ 896.6	5%
Short-term debt	(1,077.8)	(29)	(1,332.4)	(27)	(129.1)	(3)
Total	$(3,061.7)	(12)%	$ 901.1	4%	$767.5	3%

AGFC issued $961.9 million of long-term debt in 2009 (via a securitization transaction), compared to $2.6 billion in 2008 (including $2.1 billion of credit facility borrowings) and $7.1 billion in 2007. We used the proceeds of these long-term debt issuances to support our liquidity position, finance receivable volume, and to refinance maturing debt.

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

As part of our on-balance sheet, servicing-released securitization transaction that closed July 30, 2009, we sold at a discount to a third party $1.2 billion of senior certificates with a 5.75% coupon. AGFC’s reported interest expense on the senior certificates will depend (in addition to the 5.75% coupon and sales discount) upon the actual repayment rates and losses experienced with respect to the underlying mortgage loans. The prevailing market conditions and the servicing and modification activities of the servicer will also influence the performance of the mortgage loans, and therefore the actual annualized interest expense rate incurred by AGFC. Pricing assumptions for the behavior of these servicing-released mortgage loans are a 10% annualized constant prepayment and a 3% annualized constant default rate. Based on the assumptions above, and the fact that the tranches of senior certificates were issued at various discounts, the yield on the senior certificates would range from 13.79% to 18.13% throughout the life of the transaction and the expected weighted average remaining life of the senior certificates would be 2.2 years.

Interest expense rate by type were as follows:

Years Ended December 31,	2009	2008	2007
Long-term debt	5.05%	5.24%	5.22%
Short-term debt	4.64	3.86	5.32
Total	5.00	5.03	5.24

Item 7.  Continued

Changes in interest expense rate in basis points by type were as follows:

Years Ended December 31,	2009	2008	2007
Long-term debt	(19) bp	2 bp	17 bp
Short-term debt	78	(146)	18
Total	(3)	(21)	17

Prior to the events limiting our access to capital markets beginning in September 2008, our previously issued long-term floating rate unsecured debt and commercial paper experienced lower overall costs of funds as compared to recent prior periods. Our future overall interest expense rates could be materially higher, but actual future interest expense rates will depend on our funding sources utilized, general interest rate levels and market credit spreads, which are influenced by our asset credit quality, our credit ratings, and the market perception of credit risk for the Company and our ultimate parent.

The following table presents the credit ratings of AGFI and AGFC as of March 4, 2010. These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. AGFI does not intend to disclose any future changes to, or suspensions or withdrawals of, these ratings except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

	Short-term Debt			Senior Long-term Debt
	Moody’s	S&P	Fitch (a)	Moody’s (b)	S&P (c)	Fitch (d)
AGFC	Not prime	C (7th of 8)	-	B2 (6th of 9) (e)	B (6th of 8) (e)	BB (5th of 9) (f)
AGFI	Not prime	C	-	-	-	BB (f)

(a)

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

(e)

Negative Outlook.

(f)

Rating Watch Negative.

Item 7.  Continued

Operating Expenses

Operating expenses were as follows:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Salaries and benefits	$ 428.7	$ 497.9	$561.7
Other operating expenses	313.3	828.8	414.0
Total	$ 742.0	$1,326.7	$975.7
Amount change	$(584.7)	$ 351.0	$111.9
Percent change	(44)%	36%	13%
Operating expense ratio	3.42%	5.09%	3.91%

Salaries and benefits decreased in 2009 primarily due to fewer employees. The decrease in the number of employees in our centralized real estate business segment reflected our decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June 17, 2008. The decrease in the number of employees in our branch business segment reflected 242 branch office closings in 2008 (including 179 branch offices closed during fourth quarter 2008) and 200 branch office closings in 2009 (including 149 branch offices closed during second quarter 2009). Due to economic conditions, we re-evaluated our branch business segment during 2008 and re-evaluated all of our business segments and other operations (including headquarters) in second quarter 2009, both of which resulted in the consolidation of certain branch operations and branch office closings throughout the United States and reductions in our number of employees. As a result of the branch office closings, operating expenses included charges of approximately $20.6 million in 2009 and $16.7 million in 2008 for lease termination costs, employee severance and outplacement services, and fixed asset disposals.

Salaries and benefits decreased in 2008 primarily due to decreases in commissions resulting from lower centralized real estate loan production (including our reduced mortgage banking operations) and fewer employees in our centralized real estate and branch business segments.

Other operating expenses decreased in 2009 primarily due to goodwill and other assets impairments in 2008, lower advertising expenses, and reduced operating expenses resulting from our decision to significantly reduce our mortgage banking operations in 2008 and the branch office closings in 2008 and 2009. In 2008, we wrote down goodwill and other intangible assets to zero fair value, reflecting our reduced discounted cash flow expectations. The goodwill and other intangible assets impairment charges were $443.7 million (including $11 million recorded in second quarter 2008 relating to WFI’s intangible impairments). In second quarter 2008, we recorded a pretax charge of $27 million resulting from our decision to significantly reduce our mortgage banking operations. The primary components of the $27 million pretax charge were $11 million in lease termination costs and fixed asset disposals, $11 million in intangible impairments, and $3 million in one-time termination costs.

Other operating expenses increased in 2008 primarily due to goodwill and other intangible assets impairments (as previously discussed), partially offset by lower advertising expenses.

The operating expense ratio decreased in 2009 primarily due to lower operating expenses, partially offset by the decline in average net finance receivables. The operating expense ratio increased in 2008 primarily due to higher operating expenses.

Item 7.  Continued

Provision for Finance Receivable Losses

At or for the Years Ended December 31,
(dollars in millions)	2009	2008	2007
Provision for finance receivable losses	$1,275.5	$1,080.9	$401.3
Amount change	$ 194.6	$ 679.6	$205.9
Percent change	18%	169%	105%
Net charge-offs	$ 860.3	$ 542.4	$288.1
Charge-off ratio	3.92%	2.08%	1.16%
Charge-off coverage	1.78x	2.10x	2.09x
60 day+ delinquency	$1,391.8	$1,255.3	$739.3
Delinquency ratio	7.24%	4.99%	2.84%
Allowance for finance receivable losses	$1,532.5	$1,140.4	$601.9
Allowance ratio	8.13%	4.64%	2.36%

Provision for finance receivable losses increased in 2009 and 2008 as a result of our higher levels of delinquency and net charge-offs in 2009 and 2008.

Charge-offs, recoveries, net charge-offs, and charge-off ratio by type were as follows:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Real estate loans: Charge-offs	$473.2	$232.5	$ 96.1
Recoveries	(10.0)	(5.8)	(6.5)
Net charge-offs	$463.2	$226.7	$ 89.6
Charge-off ratio	2.79%	1.14%	.47%
Non-real estate loans: Charge-offs	$331.4	$273.0	$188.8
Recoveries	(31.8)	(31.1)	(34.2)
Net charge-offs	$299.6	$241.9	$154.6
Charge-off ratio	8.29%	5.91%	4.19%
Retail sales finance: Charge-offs	$108.0	$ 83.3	$ 54.0
Recoveries	(10.5)	(9.5)	(10.1)
Net charge-offs	$ 97.5	$ 73.8	$ 43.9
Charge-off ratio	5.61%	3.32%	2.20%
Total: Charge-offs	$912.6	$588.8	$338.9
Recoveries	(52.3)	(46.4)	(50.8)
Net charge-offs	$860.3	$542.4	$288.1
Charge-off ratio	3.92%	2.08%	1.16%

Item 7.  Continued

Changes in net charge-offs by type were as follows:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Real estate loans	$236.5	$137.1	$26.4
Non-real estate loans	57.7	87.3	19.1
Retail sales finance	23.7	29.9	13.0
Total	$317.9	$254.3	$58.5

Changes in charge-off ratios in basis points by type were as follows:

Years Ended December 31,	2009	2008	2007
Real estate loans	165 bp	67 bp	14 bp
Non-real estate loans	238	172	10
Retail sales finance	229	112	32
Total	184	92	21

Total charge-off ratio increased in 2009 and 2008 primarily due to negative economic fundamentals, the aging of the real estate loan portfolio, portfolio sales and liquidations, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower charge-off rates.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs, decreased in 2009 primarily due to higher net charge-offs, partially offset by higher allowance for finance receivable losses. Charge-off coverage increased slightly in 2008 primarily due to higher allowance for finance receivable losses, partially offset by higher net charge-offs.

Delinquency based on contract terms in effect and delinquency ratio by type were as follows:

December 31,
(dollars in millions)	2009	2008	2007
Real estate loans: Delinquency	$1,145.6	$ 936.8	$512.7
Delinquency ratio	7.88%	5.11%	2.64%
Non-real estate loans: Delinquency	$ 174.2	$ 239.1	$174.4
Delinquency ratio	5.06%	5.47%	4.12%
Retail sales finance: Delinquency	$ 72.0	$ 79.4	$ 52.2
Delinquency ratio	5.78%	3.27%	2.23%
Total: Delinquency	$1,391.8	$1,255.3	$739.3
Delinquency ratio	7.24%	4.99%	2.84%

Item 7.  Continued

Changes in delinquency from the prior year end by type were as follows:

December 31,
(dollars in millions)	2009	2008	2007
Real estate loans	$208.8	$424.1	$181.3
Non-real estate loans	(64.9)	64.7	31.6
Retail sales finance	(7.4)	27.2	15.3
Total	$136.5	$516.0	$228.2

Changes in delinquency ratio from the prior year end in basis points by type were as follows:

December 31,	2009	2008	2007
Real estate loans	277 bp	247 bp	88 bp
Non-real estate loans	(41)	135	41
Retail sales finance	251	104	46
Total	225	215	78

The total delinquency ratio at December 31, 2009 and December 31, 2008, increased when compared to December 31, 2008 and December 31, 2007, respectively, primarily due to negative economic fundamentals, the aging of the real estate loan portfolio, portfolio sales and liquidations, and a higher proportion of branch business segment real estate loans compared to a lower proportion of centralized real estate business segment real estate loans which typically have lower delinquency rates. The increase in total delinquency ratio at December 31, 2009 was partially offset by a decline in the non-real estate loan delinquency ratio reflecting our tighter underwriting guidelines.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at December 31, 2009 when compared to December 31, 2008 was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses in response to our higher levels of delinquency. The allowance for finance receivable losses at December 31, 2009 also included $302.5 million related to TDRs, compared to $56.2 million at December 31, 2008. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 for further information on our TDRs.

The increase in the allowance ratio at December 31, 2009 and December 31, 2008, when compared to December 31, 2008 and December 31, 2007, respectively, was primarily due to increases to the allowance for finance receivable losses through the provision for finance receivable losses and a decline in finance receivables.

Real estate owned increased to $143.1 million at December 31, 2009, from $135.3 million at December 31, 2008, reflecting an increase in foreclosures as a result of negative economic fundamentals and the downturn in the U.S. residential real estate market. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 for information relating to our accounting policy for real estate owned.

Item 7.  Continued

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Claims incurred	$ 76.4	$73.2	$65.9
Change in benefit reserves	(15.0)	(3.2)	-
Total	$ 61.4	$70.0	$65.9
Amount change	$ (8.6)	$ 4.1	$ 6.0
Percent change	(12)%	6%	10%

Losses incurred by type were as follows:

Years Ended December 31,
(dollars in millions)	2009	2008	2007
Credit insurance: Life	$15.7	$18.5	$16.2
Accident and health	16.1	16.7	15.2
Property and casualty	5.9	5.9	8.6
Involuntary unemployment	12.3	4.8	2.4
Non-credit insurance: Life	(2.9)	5.0	3.5
Accident and health	1.4	4.8	8.6
Losses incurred under reinsurance agreements	12.9	14.3	11.4
Total	$61.4	$70.0	$65.9

Insurance losses and loss adjustment expenses decreased in 2009 primarily due to favorable changes in benefit reserves reflecting a decrease in non-credit premium volume, partially offset by higher claims incurred.

Insurance losses and loss adjustment expenses increased in 2008 primarily due to higher claims incurred, partially offset by favorable changes in benefit reserves for ordinary policies.

(Benefit from) Provision for Income Taxes

Years Ended December 31,
(dollars in millions)	2009	2008	2007
(Benefit from) provision for income taxes	$(431.5)	$ 395.0	$ 29.7
Amount change	$(826.5)	$ 365.3	$(194.1)
Percent change	(209)%	N/M*	(87)%
Pretax (loss) income	$(909.2)	$(950.7)	$ 142.0
Effective income tax rate	47.46%	(41.54)%	20.94%

* Not meaningful

Item 7.  Continued

Pretax loss decreased in 2009 primarily due to lower operating expenses (reflecting goodwill and other intangible assets impairments during 2008) and interest expense, partially offset by lower finance charges resulting from the sales of real estate loan portfolios as part of our liquidity management efforts, higher provision for finance receivable losses resulting from increases to the allowance for finance receivable losses in response to our higher levels of delinquency and net charge-offs, and lower revenues on finance receivables held for sale originated as held for investment primarily due to mark to market losses upon transfer to finance receivables held for sale.

Pretax loss in 2008 reflected significantly higher provision for finance receivable losses as a result of our higher levels of delinquency and net charge-offs, goodwill and other intangible assets impairments, and significantly higher realized losses on investment securities and securities lending.

Benefit from income taxes increased in 2009 when compared to provision for income taxes in 2008 reflecting: (a) AIG’s projection that it will have sufficient taxable income in 2009 to use our current year estimated tax losses; and (b) a tax return election made by certain of the Company’s affiliates. To the best of its knowledge, AIG is now able to utilize our 2009 net operating losses based on the fact that the two transactions that were projected to be completed in December, 2009 were completed and that AIG will have sufficient taxable income to offset our 2009 net operating losses. This receivable will be settled with AIG in accordance with our tax sharing agreement. We do not anticipate cash receipts due to us for calendar year 2009 under the AIG tax sharing agreement to be paid until late 2010.

In second quarter 2009, we recorded a tax true-up of $14.5 million (which increased benefit from income taxes) to reflect AIG’s revised methodology for the allocation of AIG’s tax assets to its subsidiaries, resulting from the utilization of 2008 net operating losses.

As of December 31, 2009, we had a deferred tax asset valuation allowance of $531.6 million to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. After the valuation allowance, we had a net deferred tax asset of $9.1 million, which reflected the net deferred tax asset of our Puerto Rico subsidiary and the tax effect of unrealized losses on certain of our available-for-sale investment securities, which management believes is more likely than not to be realized because of our intent and ability to hold these securities until the unrealized losses are recovered. Realization of our net deferred tax asset depends on the ability of the subsidiary to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits were generated.

The effective income tax rate for 2009 reflected the increases in the benefit from income taxes discussed above.

The negative effective income tax rate for 2008 reflected the establishment of a deferred tax asset valuation allowance of $622.6 million, partially offset by tax benefits on our pretax loss, tax-exempt interest, and the impairment of non-deductible goodwill.

The effective income tax rate for 2007 reflected a cumulative deferred tax benefit of $8.6 million resulting from the correction of an accounting error. In connection with the January 1, 2003, purchase business combination of WFI, we identified $40.9 million of intangible assets in accordance with the authoritative guidance for business combinations for which there was no corresponding tax basis. In years 2003 through 2006, we recorded a cumulative $8.6 million in current tax expense associated with the amortization of the intangible assets. Upon review of the amortization of these intangible assets, we concluded that a deferred tax liability of $14.3 million should have been established at the time of the purchase business combination and that, for years 2003 through 2006, the amortization of the intangible

Item 7.  Continued

assets should have resulted in a cumulative deferred tax benefit of $8.6 million. Since no deferred tax liability was initially recorded, we recognized a cumulative deferred tax benefit of $8.6 million in first quarter 2007. We further concluded that the $14.3 million deferred tax liability that should have been recorded at the time of the purchase business combination would have increased the amount of goodwill recorded in connection with the purchase business combination. Therefore, in first quarter 2007, we increased the $54.1 million of goodwill initially recorded in connection with the purchase business combination of WFI to $68.4 million. The impact of this error did not have a material effect on our financial condition or results of operations for the previously reported periods.

Additionally, in fourth quarter 2007, we determined that we should have recorded a deferred tax liability for certain Ocean assets (primarily other intangibles) totaling $116.6 million for which there was no corresponding tax basis. As a result, we established a deferred tax liability of $32.9 million and increased the amount of goodwill recorded in connection with this purchase by $32.9 million in fourth quarter 2007. We established the deferred tax liability at the United Kingdom tax rate. The impact of this error did not have a material effect on our financial condition or results of operations for the previously reported periods.

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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2009		2008
(dollars in thousands)	+100 bp	-100 bp	+100 bp	-100 bp
Assets Net finance receivables, less allowance for finance receivable losses	$(686,228)	$766,671	$(924,822)	$1,034,078
Fixed-maturity investment securities	(37,514)	36,855	(37,312)	40,796
Swap agreements	26,765	(65,616)	1,490	(87,267)
Liabilities Long-term debt	(363,154)	337,679	(185,885)	143,890
Bank short-term debt	(769)	(2,040)	992	(7,474)
Swap agreements	-	-	(34,112)	31,952

We derived the changes in fair values by modeling estimated cash flows of certain of our assets and liabilities. We adjusted the cash flows to reflect changes in prepayments and calls, but did not consider loan originations, debt issuances, or new investment purchases.

We do not enter into interest rate-sensitive financial instruments for trading or speculative purposes.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, shareholder’s equity and cash flows present fairly, in all material respects, the consolidated financial position of American General Finance, Inc. and its subsidiaries (the “Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments of fixed maturity securities as of April 1, 2009.

As discussed in Note 1 to the consolidated financial statements, the Company is dependent upon the continued financial support of its ultimate parent company, American International Group, Inc., to meet its financial obligations as they become due and to support its ongoing operations.

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois

March 3, 2010

American General Finance, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,
(dollars in thousands)	2009	2008
Assets Net finance receivables (Notes 5 and 7): Real estate loans	$14,519,909	$18,352,859
Non-real estate loans	3,190,056	4,035,152
Retail sales finance	1,129,220	2,211,359
Net finance receivables	18,839,185	24,599,370
Allowance for finance receivable losses (Note 7)	(1,532,485)	(1,140,421)
Net finance receivables, less allowance for finance receivable losses	17,306,700	23,458,949
Finance receivables held for sale (Note 8)	693,675	960,432
Investment securities (Note 9)	733,263	696,338
Cash and cash equivalents (Note 10)	1,311,842	916,318
Notes receivable from affiliate (Note 11)	1,550,906	-
Other assets (Note 12)	1,183,743	515,338
Total assets	$22,780,129	$26,547,375
Liabilities and shareholder’s equity Long-term debt (Notes 13 and 17)	$17,743,343	$20,980,980
Short-term debt (Notes 14 and 17):
Note payable to affiliate	-	422,001
Other short-term debt	2,450,000	2,713,771
Insurance claims and policyholder liabilities (Note 18)	350,874	393,583
Other liabilities (Note 19)	312,926	390,284
Accrued taxes (Note 23)	6,333	7,425
Total liabilities	20,863,476	24,908,044
Shareholder’s equity: Common stock (Note 20)	1,000	1,000
Additional paid-in capital	1,971,175	1,366,791
Accumulated other comprehensive income (loss) (Note 21)	1,846	(129,145)
(Accumulated deficit) retained earnings (Note 22)	(57,368)	400,685
Total shareholder’s equity	1,916,653	1,639,331
Total liabilities and shareholder’s equity	$22,780,129	$26,547,375

See Notes to Consolidated Financial Statements.

American General Finance, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Revenues Finance charges	$ 2,205,573	$ 2,659,324	$2,598,103
Insurance	136,947	159,096	167,948
Finance receivables held for sale originated as held for investment	(71,605)	(27,456)	-
Investment	48,935	(6,835)	87,554
Net service fees from affiliates	14,213	70,451	(174,401)
Other	(73,109)	(73,555)	162,976
Total revenues	2,260,954	2,781,025	2,842,180
Expenses Interest expense	1,091,163	1,254,094	1,257,188
Operating expenses: Salaries and benefits	428,680	497,922	561,691
Other operating expenses	313,345	828,742	414,058
Provision for finance receivable losses	1,275,546	1,080,968	401,322
Insurance losses and loss adjustment expenses	61,410	69,992	65,878
Total expenses	3,170,144	3,731,718	2,700,137
(Loss) income before (benefit from) provision for income taxes	(909,190)	(950,693)	142,043
(Benefit from) provision for income taxes (Note 23)	(431,515)	394,959	29,742
Net (loss) income	$ (477,675)	$(1,345,652)	$ 112,301

See Notes to Consolidated Financial Statements.

American General Finance, Inc. and Subsidiaries

Consolidated Statements of Shareholder’s Equity

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Common stock Balance at beginning of year	$ 1,000	$ 1,000	$ 1,000
Balance at end of year	1,000	1,000	1,000
Additional paid-in capital Balance at beginning of year	1,366,791	1,146,366	1,016,305
Capital contributions from parent and other	604,384	220,425	130,061
Balance at end of year	1,971,175	1,366,791	1,146,366
Accumulated other comprehensive income (loss) Balance at beginning of year	(129,145)	(81,846)	24,460
Change in net unrealized gains (losses): Investment securities and securities lending	55,944	(42,047)	(7,281)
Swap agreements	81,998	13,853	(101,503)
Foreign currency translation adjustments	11,522	(18,089)	1,647
Retirement plan liabilities adjustment	892	(1,016)	831
Cumulative effect of change in accounting principle, net of tax	(19,365)	-	-
Other comprehensive gain (loss), net of tax	130,991	(47,299)	(106,306)
Balance at end of year	1,846	(129,145)	(81,846)
(Accumulated deficit) retained earnings Balance at beginning of year	400,685	1,746,337	1,847,041
Net (loss) income	(477,675)	(1,345,652)	112,301
Cumulative effect of change in accounting principle, net of tax	19,622	-	-
Common stock dividends	-	-	(213,005)
Balance at end of year	(57,368)	400,685	1,746,337
Total shareholder’s equity	$1,916,653	$1,639,331	$2,811,857

See Notes to Consolidated Financial Statements.

American General Finance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Cash flows from operating activities Net (loss) income	$ (477,675)	$(1,345,652)	$ 112,301
Reconciling adjustments: Provision for finance receivable losses	1,275,546	1,080,968	401,322
Depreciation and amortization	138,517	156,710	155,583
Deferral of finance receivable origination costs	(37,114)	(64,949)	(79,827)
Deferred income tax (benefit) charge	(662)	373,167	(128,000)
Writedown of goodwill and other intangible assets	-	443,690	-
Origination of finance receivables held for sale	(4,864)	(140,211)	(4,494,235)
Sales and principal collections of finance receivables originated as held for sale	3,129	352,455	5,386,970
Net loss (gain) on mark to market provision and sales of finance receivables originated as held for sale	1,222	3,653	(3,822)
Mark to market provision on finance receivables held for sale originated as held for investment	92,516	27,456	-
Net loss on sales of finance receivables held for sale originated as held for investment	18,898	-	-
Net realized losses on investment securities and securities lending	5,556	99,229	7,646
Change in other assets and other liabilities	(95,723)	(190,952)	133,914
Change in insurance claims and policyholder liabilities	(42,709)	(5,168)	7,234
Change in taxes receivable and payable	(465,719)	8,423	(6,271)
Change in accrued finance charges	55,149	2,236	(11,925)
Other, net	7,058	(6,754)	(1,039)
Net cash provided by operating activities	473,125	794,301	1,479,851
Cash flows from investing activities Finance receivables originated or purchased	(2,091,824)	(7,113,646)	(8,845,032)
Principal collections on finance receivables	5,054,022	6,495,836	7,501,553
Net cash paid in acquisition of Ocean Finance and Mortgages Limited	(29,535)	(38,470)	(159,293)
Sales and principal collections on finance receivables held for sale originated as held for investment	1,990,909	-	-
Investment securities purchased	(82,185)	(80,109)	(186,438)
Investment securities called and sold	103,342	645,060	103,749
Investment securities matured	6,610	16,515	32,665
Change in notes receivable from affiliate	(1,550,906)	-	-
Change in premiums on finance receivables purchased and deferred charges	(8,023)	(63,136)	(28,240)
Change in real estate owned	(16,701)	(19,176)	(55,003)
Other, net	(18,165)	(35,943)	(14,257)
Net cash provided by (used for) investing activities	3,357,544	(193,069)	(1,650,296)
Cash flows from financing activities Proceeds from issuance of long-term debt	961,856	2,592,560	7,086,745
Repayment of long-term debt	(4,337,993)	(3,816,378)	(4,083,858)
Change in short-term debt	(663,236)	(769,492)	(892,158)
Capital contributions from parent	604,261	220,000	126,000
Dividends paid	-	-	(213,005)
Net cash (used for) provided by financing activities	(3,435,112)	(1,773,310)	2,023,724
Effect of exchange rate changes	(33)	(593)	561
Increase (decrease) in cash and cash equivalents	395,524	(1,172,671)	1,853,840
Cash and cash equivalents at beginning of year	916,318	2,088,989	235,149
Cash and cash equivalents at end of year	$ 1,311,842	$ 916,318	$ 2,088,989

See Notes to Consolidated Financial Statements.

American General Finance, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Net (loss) income	$(477,675)	$(1,345,652)	$112,301
Other comprehensive gain (loss): Cumulative effect of change in accounting principle	(29,792)	-	-
Net unrealized gains (losses) on: Investment securities on which other-than-temporary impairments were taken	755	-	-
All other investment securities and securities lending	63,441	(163,917)	(18,847)
Swap agreements	81,998	19,520	(158,549)
Foreign currency translation adjustments	11,522	(18,089)	1,647
Retirement plan liabilities adjustment	1,463	(1,665)	1,363
Income tax effect: Cumulative effect of change in accounting principle	10,427	-	-
Net unrealized (gains) losses on: Investment securities on which other-than-temporary impairments were taken	(264)	-	-
All other investment securities and securities lending	(22,205)	57,371	6,596
Swap agreements	(28,699)	(6,832)	55,493
Retirement plan liabilities adjustment	(571)	649	(532)
Valuation allowance on deferred tax assets for: Investment securities	10,605	-	-
Swap agreements	28,699	-	-
Other comprehensive gain (loss), net of tax, before reclassification adjustments	127,379	(112,963)	(112,829)
Reclassification adjustments included in net (loss) income: Realized losses on: Investment securities and securities lending	5,556	99,229	7,646
Swap agreements	-	1,793	2,390
Income tax effect: Realized losses on: Investment securities and securities lending	(1,944)	(34,730)	(2,676)
Swap agreements	-	(628)	(837)
Reclassification adjustments included in net (loss) income, net of tax	3,612	65,664	6,523
Other comprehensive gain (loss), net of tax	130,991	(47,299)	(106,306)
Comprehensive (loss) income	$(346,684)	$(1,392,951)	$ 5,995

See Notes to Consolidated Financial Statements.

American General Finance, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009

Note 1.  Nature of Operations

American General Finance, Inc. (AGFI, or collectively with its subsidiaries, whether directly or indirectly owned, the Company, we, or our) has been an indirect wholly owned subsidiary of American International Group, Inc. (AIG) since August 29, 2001. AIG is a holding company which, through its subsidiaries, is engaged primarily in a broad range of insurance and insurance-related activities in the United States and abroad. Effective June 29, 2007, AGFI became a direct wholly owned subsidiary of AIG Capital Corporation, a direct wholly owned subsidiary of AIG. AIG Capital Corporation also holds full or majority interests in other AIG financial services affiliates.

AGFI is a financial services holding company whose principal subsidiary is American General Finance Corporation (AGFC). AGFC is also a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. At December 31, 2009, the Company had 1,213 branch offices in 40 states, Puerto Rico and the U.S. Virgin Islands; foreign operations in the United Kingdom; and approximately 6,600 employees.

GOING CONCERN CONSIDERATION

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

Liquidity of the Company and Support from AIG

Since the events of September 2008 and through the filing of this report, our traditional borrowing sources, including our ability to issue unsecured debt in the capital markets, have remained unavailable, and management does not expect them to become available to us in the near future. Due to a combination of the challenges facing AIG, our dependency on AIG, our liquidity concerns, our results of operations, downgrades of our credit ratings by the rating agencies, and the turmoil in the capital markets, we currently have no access to the unsecured debt market, and the maximum amount of our credit facilities has been drawn. We cannot determine when access to our traditional borrowing sources will become available to us again.

In light of AIG’s current financial situation, AIG has been dependent on the facility (the FRBNY Facility) provided by the Federal Reserve Bank of New York (FRBNY) under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Agreement), between AIG and the FRBNY. As a result of AIG entering into the FRBNY Facility and AIG’s Guarantee and Pledge Agreement with the FRBNY, we, as a subsidiary of AIG, are subject to certain covenants under the FRBNY Credit Agreement. These covenants, among other factors, may limit or restrict our ability to: incur debt, encumber or sell assets, make equity or debt investments in other parties, and pay dividends and distributions.

On March 2, 2009, the U.S. government issued a statement describing its commitment to continue to work with AIG to maintain its ability to meet its obligations as they become due.

Notes to Consolidated Financial Statements, Continued

In connection with the preparation of AIG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, AIG management assessed AIG’s ability to continue as a going concern. Based on the U.S. government’s continuing commitment to AIG, AIG’s completed transactions with the FRBNY, and AIG management’s plans to stabilize its businesses and dispose of certain of its assets, and after consideration of the risks and uncertainties of such plans, AIG management believes that AIG will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of the above-mentioned risks and uncertainties could prove to be materially incorrect or that AIG’s transactions with the FRBNY will fail to achieve their desired objectives. If one or more of these possible outcomes occurs, AIG may need additional U.S. government support to meet its obligations as they become due. Without additional support from the U.S. government, in the future there could be substantial doubt about AIG’s ability to continue as a going concern. If AIG is not able to meet its obligations as they become due, it will have a negative impact on our business and results of operations and on our ability to borrow funds from AIG, to make our debt payments, and to issue new debt.

Progress on Management’s Plan for Stabilization of the Company and Repayment of Our Obligations as They Become Due

In addition to finance receivable collections, management is exploring additional initiatives to preserve our liquidity and capital and to meet our financial and operating obligations. These initiatives include additional on-balance sheet securitizations, portfolio sales, expense reductions, and branch closures, while continuing to limit our new lending. The exact nature and magnitude of any additional measures will be driven by our available resources and needs, prevailing market conditions, and the results of our operations. During 2009, we closed 200 branch offices, reduced retail sales financing operations, reduced our number of employees by approximately 1,400 through reductions in force and attrition, and sold $1.9 billion of finance receivables held for sale. In July 2009, we securitized $1.9 billion of real estate loans and received $967.3 million in cash proceeds including accrued interest after the sales discount but before expenses. If our sources of liquidity are not sufficient to meet our contractual obligations as they become due over the next twelve months, we will seek additional funding from AIG, which funding would be subject to AIG receiving the consent of the FRBNY. AIG intends to support our liquidity needs and compliance with all debt covenants and acceleration clauses contained within our debt agreements, or any other significant agreements which could have a material adverse impact on us, through the earlier of a sale of us (or a sale of a portion of us sufficient to deconsolidate us from AIG) or February 28, 2011. In addition, AIG is currently seeking restructuring opportunities for us.

Notes to Consolidated Financial Statements, Continued

Management’s Assessment and Conclusion

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•

the ability and intent of AIG to provide funding to us;

•

declining financial flexibility and reduced income as we use more of our higher performing assets for on-balance sheet securitizations and portfolio sales;

•

reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios;

•

our ability to complete on favorable terms additional on-balance sheet securitizations and portfolio sales and the costs associated with these alternative funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which will affect profitability;

•

the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments) and receipt of finance charges, which could be materially different than our estimates;

•

our ability to comply with our debt covenants, including covenants requiring our net worth to be maintained at specified levels and certain tangible equity ratios to be met;

•

access to unsecured debt markets and other sources of funding, and the potential increased cost of alternative funding sources as compared to historic borrowing rates;

•

adverse credit ratings actions on our debt;

•

constraints on our business resulting from the FRBNY Credit Agreement and other AIG agreements, including limitations on our ability to pursue (and retain proceeds from) certain funding sources, such as additional on-balance sheet securitizations and portfolio sales, without AIG receiving prior consent from the FRBNY;

•

the potential for additional unforeseen cash demands or accelerations of obligations;

•

reduced income due to loan modifications where the borrower’s interest rate is reduced, principal payments are deferred, or other concessions are made;

•

the potential for declines in bond and equity markets;

•

the potential effect on us if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans;

•

the potential loss of key personnel; and

•

the potential adverse effect on us relating to intercompany transactions with AIG, including derivatives and intercompany borrowings, if AIG’s liquidity position deteriorates or if AIG is not able to continue as a going concern.

After consideration of the above factors, including AIG’s expressed intention to support us, as expressed in AIG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect.

Notes to Consolidated Financial Statements, Continued

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

•

purchase retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants; and

•

purchase private label finance receivables originated by AIG Federal Savings Bank (AIG Bank) under a participation agreement.

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

Effective June 17, 2008, Wilmington Finance, Inc. (WFI), a wholly owned subsidiary of AGFC, ceased its wholesale originations (originations through mortgage brokers) but continued its retail originations (originations directly with consumers) at a substantially reduced level. Currently, WFI’s limited loan origination activity relates to the financial remediation program discussed in Note 3.

In our insurance business segment, we write and reinsure credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance covering our customers and the property pledged as collateral through products that the branch business segment offers to its customers. We also offer non-credit insurance products. See Note 27 for further information on the Company’s business segments.

At December 31, 2009, the Company had $18.8 billion of net finance receivables due from 1.5 million customer accounts and $3.8 billion of credit and non-credit life insurance in force covering approximately 615,000 customer accounts.

Notes to Consolidated Financial Statements, Continued

Note 2.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using accounting principles generally accepted in the United States of America (GAAP). The statements include the accounts of AGFI and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date through March 4, 2010, the date we filed our financial statements with the SEC. To conform to the 2009 presentation, we reclassified certain items in prior periods.

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

Troubled Debt Restructured Finance Receivables

During 2008 and 2009, we have made an increasing number of modifications to our real estate loans in our centralized real estate and branch business segments to assist borrowers in avoiding foreclosure. When we modify a real estate loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a Troubled Debt Restructuring (TDR). We restructure finance receivables only if we believe the customer has the ability to pay under the restructured terms for the foreseeable future. We establish TDR reserves in accordance with the authoritative guidance for impaired loans.

Finance charges for TDR finance receivables require the application of judgment. The following criteria are required for a TDR to be reported with our standard interest accrual practices:

•

the performance of a credit evaluation of the modified loan;

•

the lack of doubt regarding the collectability of all amounts contractually due on the modified loan; and

•

a period of satisfactory payment performance by the borrower.

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

Notes to Consolidated Financial Statements, Continued

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

We sell finance receivables held for sale to investors typically with servicing released to the purchaser. We record the sales price we receive less our carrying value of these finance receivables held for sale in mortgage banking revenues (included in other revenues). We also charge a provision for sales recourse to mortgage banking revenues to maintain a reserve for sales recourse.

Notes to Consolidated Financial Statements, Continued

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

Originated as held for investment. Depending on market conditions or certain capital sourcing strategies, which may impact our ability and/or intent to hold our finance receivables until maturity or for the foreseeable future, we may decide to sell finance receivables originally intended for investment. Management’s view of foreseeable future is generally a twelve-month period based on the longest reasonably reliable liquidity forecast period. Our ability to hold finance receivables for the foreseeable future is subject to a number of factors, including economic and liquidity conditions, and therefore may change. As of each reporting period, management determines our ability to hold finance receivables for the foreseeable future based on assumptions for liquidity requirements. When it is probable that management’s intent or ability is to no longer hold finance receivables for the foreseeable future and we subsequently decide to sell specifically identified finance receivables that were originally classified as held for investment, the net finance receivables, less allowance for finance receivable losses are reclassified as finance receivables held for sale and are carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is accounted for as a valuation allowance and is recognized in finance receivables held for sale originated as held for investment revenues. We base the fair value estimates on negotiations with prospective purchasers (if any) or by using projected cash flows discounted at the weighted-average interest rates offered in the market for similar finance receivables. We base cash flows on contractual payment terms adjusted for estimates of prepayments and credit related losses. Cash flows resulting from the sale of the finance receivables that were originally classified as held for investment are recorded as an investing activity in the consolidated statements of cash flows since GAAP requires the statement of cash flow presentation to be based on the original classification of the finance receivable. When sold, we record the sales price we receive less our carrying value of these finance receivables held for sale in finance receivables held for sale originated as held for investment revenues.

Real Estate Owned

We acquire real estate owned through foreclosure on real estate loans. We record real estate owned in other assets, initially at lower of loan balance or 85% of the unrelated party’s valuation, which approximates the fair value less the estimated cost to sell. We test the balances of real estate owned for impairment whenever events or changes in circumstances indicate that the real estate owned may be impaired. If the required impairment testing suggests real estate owned is impaired, we reduce the carrying amount to estimated fair value less the estimated costs to sell. We charge these impairments to other revenues. We record the sale price we receive for a property less the carrying value and any amounts refunded to the customer as a recovery or loss in other revenues. We do not profit from foreclosures in accordance with the American Financial Services Association’s Voluntary Standards for Consumer Mortgage Lending. We only attempt to recover our investment in the property, including expenses incurred.

Notes to Consolidated Financial Statements, Continued

Other Intangible Assets

Other intangible assets consisted of trade names, broker relationships, customer relationships, investor relationships, employment agreements, non-compete agreements, and lender panel (group of lenders for whom Ocean Finance and Mortgages Limited (Ocean) performs loan origination services). Historically, we tested our other intangible assets for impairment during the first quarter of each year. We tested for impairment between these annual reviews if adverse changes developed in the underlying business. Accordingly, we performed an assessment of our other intangible assets to test for recoverability. The assessment of recoverability was based on our estimates. We compared projected undiscounted future cash flows to the carrying value of the asset group. When the test for recoverability identified that the carrying value of the asset group was not recoverable and the asset group’s fair value was measured in accordance with the fair value measurement framework, we recognized an impairment charge in operating expenses for the amount by which the carrying value of the asset group exceeded its estimated fair value. We calculated the amount of the impairment using the income approach. The income approach uses discounted cash flow projections. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20% when we wrote down other intangible assets to zero fair value in third quarter 2008. See Note 29 for further information on fair value measurements.

Loan Brokerage Fees Revenues Recognition

We recognize the following as loan brokerage fees in other revenues:

•

commissions from lenders for loans brokered to them;

•

fees from customers to process their loans; and

•

fees from other credit originators for customer referrals.

We recognize these commissions and fees in loan brokerage fees revenues when we provide the services or referrals listed above.

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

Notes to Consolidated Financial Statements, Continued

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

Impairment Policy - Effective April 1, 2009 and Thereafter. If we intend to sell a fixed-maturity security or it is more likely than not that we will be required to sell a fixed-maturity security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to earnings. For all other fixed-maturity securities for which a credit impairment has occurred, the amortized cost is written down to the estimated recovery value with a corresponding charge to earnings. A change in fair value compared to recovery value, if any, is charged to accumulated other comprehensive income (loss), because this is considered a non-credit impairment. When assessing our intent to sell a fixed-maturity security, or if it is more likely than not that we will be required to sell a fixed-maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition our investment portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. We consider severe price declines and the duration of such price declines in our assessment of potential credit impairments. We also modify our modeled outputs for certain securities when we determine that price declines are indicative of factors not comprehended by the cash flow models. In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed-maturity securities that is not foreign exchange related, we generally prospectively accrete into income the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security.

Notes to Consolidated Financial Statements, Continued

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

Notes to Consolidated Financial Statements, Continued

Realized Gains and Losses on Investment Securities

We specifically identify realized gains and losses on investment securities and include them in investment revenues.

OTHER

Variable Interest Entities (VIEs)

Certain entities that do not have sufficient equity that is at risk to allow the entity to finance its activities without additional subordinated financial support are considered to be VIEs. A VIE is consolidated by its primary beneficiary, which is the party or group of related parties that absorbs a majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both. We determine whether we are the primary beneficiary based on a qualitative assessment of the VIE. This includes a review of the VIE’s capital structure, contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued, and our interests in the entity that either create or absorb variability. We evaluate the design of the VIE, and the related risks the entity was designed to expose to the variable interest holders, in determining whether to consolidate.

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

Cash Equivalents

We consider short-term investments having maturity dates within three months of their date of acquisition to be cash equivalents.

Goodwill

Historically, we tested goodwill for impairment during the first quarter of each year. We tested for impairment between these annual reviews if adverse changes developed in the underlying business. Goodwill impairment testing was performed at the “reporting unit” level. We assigned goodwill to our reporting units at the date the goodwill was initially recorded. We recorded our goodwill in our branch, centralized real estate, and insurance business segments and all other reporting units (Ocean). Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

Notes to Consolidated Financial Statements, Continued

We initially assessed the potential for impairment by estimating the fair value of each of our reporting units and comparing the estimated fair values with the carrying amounts of those reporting units, including goodwill. The estimate of a reporting unit’s fair value was calculated using the discounted expected future cash flows approach. If the carrying value of a reporting unit exceeded its estimated fair value, goodwill associated with that reporting unit was potentially impaired. The amount of impairment was measured as the excess of the carrying value of goodwill over the estimated fair value of the goodwill. The estimated fair value of the goodwill was measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit’s assets and liabilities in a hypothetical market. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20% when we wrote down our goodwill to zero fair value in third quarter 2008. This impairment charge was recorded in operating expenses. See Note 29 for further information on fair value measurements.

Income Taxes

We recognize income taxes using the asset and liability method. We establish deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, using the tax rates expected to be in effect when the temporary differences reverse.

We assess our ability to realize deferred tax assets considering all available evidence, including earnings history; timing, character, and amount of future earnings potential; reversal of taxable temporary differences; and tax planning strategies. We provide a valuation allowance for deferred tax assets if it is likely that we will not realize some portion of the deferred tax asset. We include an increase or decrease in a valuation allowance resulting from a change in the realizability of the related deferred tax asset in income.

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

Notes to Consolidated Financial Statements, Continued

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

We formally document all relationships between derivative hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions and our method to assess ineffectiveness. We link all derivatives that we designate as cash flow or fair value hedges to specific assets and liabilities on the balance sheet. For certain types of hedge relationships meeting specific criteria, the Financial Accounting Standards Board (FASB) issued authoritative guidance which allows a “shortcut” method that provides for an assumption of zero ineffectiveness. Under this method, the periodic assessment of effectiveness is not required. The Company’s use of this method was limited to interest rate swaps that hedged certain borrowings, the last of which matured in mid-June 2008. For other AGFC cash flow and fair value hedges, we perform and document an initial prospective assessment of hedge effectiveness using regression analysis to demonstrate that the hedge is expected to be highly effective in future periods. Subsequently, on at least a quarterly basis or sooner if necessary, we perform a prospective hedge effectiveness assessment to demonstrate the continued expectation that the hedge will be highly effective in future periods and a retrospective hedge effectiveness assessment to demonstrate that the hedge was effective in the most recent period. For fair value hedges, ineffectiveness

Notes to Consolidated Financial Statements, Continued

is the difference between the change in fair value included in the assessment of hedge effectiveness related to the gain or loss on the derivative and the change in the hedged item related to the risks being hedged. For cash flow hedges, ineffectiveness is the amount by which the cumulative change in the fair value of the hedging instrument exceeds the cumulative change in the fair value of the hypothetical derivative.

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

We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves. Level 3 inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in our hierarchy assessment disclosed in Note 29.

Our fair value processes include controls that are designed to ensure that fair values are appropriate. Such controls include model validation, review of key model inputs, analysis of period-over-period fluctuations, and reviews by senior management.

Notes to Consolidated Financial Statements, Continued

Foreign Currency

The functional currency of our operations in the United Kingdom is the local currency, the British Pound. We translate financial statement amounts expressed in British Pounds into U.S. Dollars using the authoritative guidance for foreign currency translation. We translate functional currency assets and liabilities into U.S. Dollars using exchange rates prevailing at the balance sheet date. We translate revenues and expenses using monthly average exchange rates for the period. We record the translation adjustments, net of tax, as a separate component of other comprehensive income (loss), which we include in stockholder’s equity. We record exchange gains and losses resulting from foreign currency transactions in other revenues.

Note 3.  Supervisory Agreement

As disclosed in AGFI’s Current Report on Form 8-K dated June 7, 2007, AIG Bank, WFI, and AGFI entered into the Supervisory Agreement with the Office of Thrift Supervision (OTS) on June 7, 2007 (the Supervisory Agreement). The Supervisory Agreement pertains to certain mortgage loans originated in the name of AIG Bank by WFI from July 2003 through early May 2006 pursuant to a mortgage services agreement between WFI and AIG Bank. The mortgage services agreement was terminated in February 2006.

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

AIG Bank, WFI, and AGFI also made a commitment to donate a total of $15 million over a three-year period to certain not-for-profit organizations to support their efforts to promote financial literacy and credit counseling. As of December 31, 2009, we have donated $10.5 million to this cause.

In accordance with WFI’s surviving obligations under the mortgage services agreement with AIG Bank, we established a reserve of $128 million (pretax) as a reduction to net service fees from affiliates as of March 31, 2007, reflecting management’s then best estimate of the expected costs of the remediation program. After completion of discussions with the OTS and the execution of the Supervisory Agreement, we recorded an additional reserve of $50 million, inclusive of the $15 million donation commitment, in second quarter 2007. As of December 31, 2009, we have made reimbursements of $59.6 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement. As of December 31, 2009, we have also reduced the reserve by $84.6 million ($17.6 million in 2009, $66.6 million in 2008, and $0.4 million in 2007 as an addition to net service fees from affiliates) resulting from our subsequent evaluations of our loss exposure. As the estimate is based on judgments and assumptions made by management, the actual cost of the remediation program may differ from our estimate.

Notes to Consolidated Financial Statements, Continued

Note 4.  Recent Accounting Pronouncements

We adopted the following accounting standards during 2008:

Fair Value Measurements

In September 2006, the FASB issued an accounting standard that defined fair value, established a framework for measuring fair value and expanded disclosure requirements regarding fair value measurements but did not change existing guidance about whether an asset or liability is carried at fair value. The standard also clarified that an issuer’s credit standing should be considered when measuring liabilities at fair value. We adopted the standard on January 1, 2008, its required effective date. With respect to the implementation of the standard, we applied the credit valuation adjustments to the market value of our derivative instruments prospectively. The most significant effect of the new standard on our results of operations for 2008 related to changes in the fair value methodology with respect to derivative assets already carried at fair value. Our adoption of the new standard resulted in a credit valuation adjustment loss of $1.6 million on our fair value hedges in 2008 (of which $13.3 million represented the transition amount at January 1, 2008). See Note 17 for additional information on our derivatives and Note 29 for additional information on our fair value measurements disclosures.

Fair Value Option

In February 2007, the FASB issued an accounting standard that permits entities to choose to measure at fair value many financial instruments and certain other items that are not required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in income. The new standard also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. The new standard permits the fair value option election on an instrument-by-instrument basis for eligible items existing at the adoption date and at initial recognition of an asset or liability, or upon most events that give rise to a new basis of accounting for that instrument. We adopted the new standard on January 1, 2008, its required effective date. Since we did not elect to measure any eligible existing instruments at fair value upon initial application of the new standard, on January 1, 2008, there was no impact to retained earnings. Additionally, we did not elect the fair value option for any newly acquired instruments or other eligible items during 2008 or 2009.

Fair Value of Financial Assets in Inactive Markets

In October 2008, the FASB issued an accounting standard that provides guidance clarifying certain aspects with respect to the fair value measurements of a security when the market for that security is inactive. We have adopted this guidance. Our adoption of the new standard did not have a material effect on our consolidated financial condition or results of operations.

Disclosures about Transfers of Financial Assets and Variable Interest Entities

In December 2008, the FASB issued an accounting standard that amends and expands the disclosure requirements regarding transfers of financial assets and a company’s involvement with variable interest entities. The standard was effective for interim and annual periods ending after December 15, 2008. Our adoption of the standard did not affect our financial condition, results of operations, or cash flows, as only additional disclosures were required.

Notes to Consolidated Financial Statements, Continued

We adopted the following accounting standards during 2009:

Business Combinations

In December 2007, the FASB issued an accounting standard that changed the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair value of certain assets acquired, liabilities assumed, and noncontrolling (i.e., minority) interests; and recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income, among other changes. We adopted the new business combination standard for business combinations for which the acquisition date is on or after January 1, 2009. Our adoption of the new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows, but will affect the future accounting for business combinations, if any, as well as goodwill impairment assessments.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued an accounting standard that requires enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect our consolidated financial condition, results of operations, and cash flows. We adopted the new standard on January 1, 2009. See Notes 2 and 17 for related disclosures.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued an accounting standard that requires companies to disclose in interim financial statements information about the fair value of financial instruments (including methods and significant assumptions used). The standard also requires the disclosure of summarized financial information for interim reporting periods. We adopted the new standard on April 1, 2009.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued an accounting standard that requires a company to recognize the credit component of an other-than-temporary impairment of a fixed-maturity security in income and the non-credit component in accumulated other comprehensive income when the company does not intend to sell the security or it is more likely than not that the company will not be required to sell the security prior to recovery. The standard also changed the threshold for determining when an other-than-temporary impairment has occurred on a fixed-maturity security with respect to intent and ability to hold until recovery. The standard does not change the recognition of other-than-temporary impairment for equity securities. The standard requires additional disclosures in interim and annual reporting periods for fixed- maturity and equity securities. See Note 9 for the expanded disclosures. We adopted the new standard on April 1, 2009 and recorded an after-tax cumulative effect adjustment to decrease accumulated deficit by $19.6 million with an offsetting increase to accumulated other comprehensive loss as of April 1, 2009. The cumulative effect adjustment resulted in an increase of approximately $30.2 million in the amortized cost of bonds, which has the effect of significantly reducing the accretion of investment income over the remaining life of the underlying bonds, beginning in the second quarter of 2009.

Notes to Consolidated Financial Statements, Continued

The new standard is expected to reduce the level of other-than-temporary impairment charges recorded in earnings for fixed-maturity securities due to the following required changes in our accounting policy for other-than-temporary impairments:

•

Impairment charges for non-credit (e.g., severity) losses are no longer recognized;

•

The amortized cost basis of credit impaired securities will be written down through a charge to earnings to the present value of expected cash flows, rather than to fair value; and

•

For fixed maturity securities that are not deemed to be credit impaired, we are no longer required to assert that we have the intent and ability to hold such securities to recovery to avoid an other-than-temporary impairment charge. Instead, an impairment charge through earnings is required only in situations where we have the intent to sell the fixed maturity security or it is more likely than not that we will be required to sell the security prior to recovery.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly

In April 2009, the FASB issued an accounting standard that provides guidance for estimating the fair value of assets and liabilities when the volume and level of activity for an asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. The new standard also requires extensive additional fair value disclosures. The adoption of the new standard on April 1, 2009, did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Subsequent Events

In May 2009, the FASB issued an accounting standard that requires disclosure of the date through which a company evaluated the events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. We adopted the new standard for the period ended June 30, 2009. The adoption of the new standard did not affect our consolidated financial condition, results of operations, or cash flows.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued an accounting standard to clarify how the fair value measurement principles should be applied to measuring liabilities carried at fair value. The new standard explains how to prioritize market inputs in measuring liabilities at fair value and what adjustments to market inputs are appropriate for debt obligations that are restricted from being transferred to another obligor. The new standard was effective beginning October 1, 2009 for us. The adoption of the new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Accounting and Reporting for Decreases in Ownership of a Subsidiary

In January 2010, the FASB issued an accounting standard that clarifies that the partial sale and deconsolidation provisions of the accounting standards addressing consolidation should be applied to (1) a business that is not in the legal form of a subsidiary, (2) transactions with equity method investees and joint ventures, (3) exchanges of groups of assets that constitute businesses for noncontrolling interests in other entities, (4) the deconsolidation of a subsidiary that does not qualify as a business if the substance of

Notes to Consolidated Financial Statements, Continued

the transaction is not addressed directly by other guidance, and that the accounting standards addressing consolidation do not apply to the sales of in-substance real estate. The adoption of the new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

We will adopt the following accounting standards in 2010:

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued an accounting standard addressing transfers of financial assets that removed the concept of a qualifying special-purpose entity (QSPE) from the FASB Accounting Standards Codification (ASC) and removed the exception from applying the consolidation rules to QSPEs. The new standard is effective for interim and annual periods beginning on January 1, 2010 for us. Earlier application is prohibited. We do not expect the effect of adopting this new standard on our consolidated financial condition, results of operations, or cash flows to be material.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an accounting standard that amends the rules addressing consolidation of variable interest entities to an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The new standard also requires enhanced financial reporting by enterprises involved with variable interest entities. The new standard is effective for interim and annual periods beginning on January 1, 2010 for us. Earlier application is prohibited. We do not expect the effect of adopting this new standard on our consolidated financial condition, results of operations, or cash flows to be material.

Note 5.  Finance Receivables

Components of net finance receivables by type were as follows:

December 31, 2009	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$14,540,362	$3,446,460	$1,245,600	$19,232,422
Unearned finance charges and points and fees	(165,302)	(329,454)	(132,782)	(627,538)
Accrued finance charges	93,885	41,769	13,978	149,632
Deferred origination costs	17,820	29,582	-	47,402
Premiums, net of discounts	33,144	1,699	2,424	37,267
Total	$14,519,909	$3,190,056	$1,129,220	$18,839,185

Notes to Consolidated Financial Statements, Continued

December 31, 2008	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
Gross receivables	$18,342,932	$4,366,869	$2,426,181	$25,135,982
Unearned finance charges and points and fees	(206,900)	(433,219)	(253,275)	(893,394)
Accrued finance charges	122,993	54,606	34,775	212,374
Deferred origination costs	22,576	41,915	-	64,491
Premiums, net of discounts	71,258	4,981	3,678	79,917
Total	$18,352,859	$4,035,152	$2,211,359	$24,599,370

Included in the tables above are finance receivables associated with the securitizations that remain on our balance sheet totaling $2.2 billion at December 31, 2009 and $371.0 million at December 31, 2008. See Note 6 and Note 16 for further discussion regarding our securitization transactions.

Real estate loans are secured by first or second mortgages on residential real estate (including manufactured housing) and generally have maximum original terms of 360 months. These loans may be closed-end accounts or open-end home equity lines of credit and may be fixed-rate or adjustable-rate products. Non-real estate loans are secured by consumer goods, automobiles or other personal property, or are unsecured and generally have maximum original terms of 60 months. Retail sales contracts are secured principally by consumer goods and automobiles and generally have maximum original terms of 60 months. Revolving retail and private label are secured by the goods purchased and generally require minimum monthly payments based on outstanding balances. At December 31, 2009 and 2008, 96% of our net finance receivables were secured by the real and/or personal property of the borrower. At December 31, 2009, real estate loans accounted for 77% of the amount and 13% of the number of net finance receivables outstanding, compared to 75% of the amount and 10% of the number of net finance receivables outstanding at December 31, 2008.

Contractual maturities of net finance receivables by type at December 31, 2009 were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total
2010	$ 283,967	$ 873,189	$ 286,812	$ 1,443,968
2011	374,929	1,070,750	230,949	1,676,628
2012	396,141	675,854	150,023	1,222,018
2013	415,537	287,909	94,849	798,295
2014	431,731	104,264	58,866	594,861
2015+	12,617,604	178,090	307,721	13,103,415
Total	$14,519,909	$3,190,056	$1,129,220	$18,839,185

Contractual maturities are not a forecast of future cash collections. Company experience has shown that customers typically renew, convert or pay in full a substantial portion of finance receivables prior to maturity.

Notes to Consolidated Financial Statements, Continued

Principal cash collections and such collections as a percentage of average net receivables by type were as follows:

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Real estate loans: Principal cash collections	$1,738,445	$2,365,074	$3,352,355
% of average net receivables	10.58%	11.97%	17.44%
Non-real estate loans: Principal cash collections	$1,621,158	$1,886,355	$1,967,246
% of average net receivables	45.30%	46.02%	53.09%
Retail sales finance: Principal cash collections	$1,650,927	$2,244,407	$2,181,952
% of average net receivables	97.45%	100.82%	108.74%

Unused credit limits extended to customers by the Company or by AIG Bank (whose private label finance receivables are fully participated to the Company), totaled $205.0 million at December 31, 2009 and $6.6 billion at December 31, 2008. All unused credit limits, in part or in total, can be cancelled at the discretion of the Company or AIG Bank. During 2009, our active retail merchant relationships declined from 21,500 to 300 reflecting the suspension of dealer operating agreements, which may be reactivated in the future. As a result of this reduction, our unused credit limits decreased significantly in 2009.

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. However, the unemployment and housing market stresses in the U.S. have been national in scope and not limited to a particular region. The largest concentrations of net finance receivables were as follows:

December 31,	2009		2008*
(dollars in thousands)	Amount	Percent	Amount	Percent
California	$ 2,206,194	12%	$ 3,011,458	12%
Florida	1,229,007	7	1,565,191	6
N. Carolina	1,116,504	6	1,340,240	6
Ohio	989,422	5	1,231,285	5
Virginia	973,970	5	1,258,467	5
Illinois	836,856	4	1,091,052	4
Pennsylvania	779,256	4	1,040,403	4
Tennessee	669,590	4	888,851	4
Other	10,038,386	53	13,172,423	54
Total	$18,839,185	100%	$24,599,370	100%

*

December 31, 2008 concentrations of net finance receivables are presented in the order of December 31, 2009 state concentrations.

Notes to Consolidated Financial Statements, Continued

At December 31, 2009, we had stopped accruing finance charges on $1.1 billion of real estate loans, non-real estate loans, and retail sales contracts compared to $955.2 million of these types of finance receivables at December 31, 2008. If these finance receivables would have been current in accordance with their original terms, we would have recorded finance charges of approximately $54.6 million in 2009 and $50.8 million in 2008. We accrue finance charges on revolving retail and private label finance receivables up to the date of charge-off at six months past due. We have accrued finance charges of $1.8 million on $27.3 million of revolving retail and private label finance receivables more than 90 days past due at December 31, 2009 and $1.7 million on $25.5 million of these finance receivables that were more than 90 days past due at December 31, 2008.

Due to our liquidity issues, we have sold certain finance receivables as an alternative funding source. During 2008 and 2009, we transferred $972.5 million and $1.9 billion, respectively, of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. As of December 31, 2009, it is probable that we will hold the remainder of the finance receivable portfolio for the foreseeable future, as management’s intent is to focus on alternative funding sources, including additional on-balance sheet securitizations.

Information regarding TDR finance receivables (which are all real estate loans) was as follows:

December 31,
(dollars in thousands)	2009	2008
TDR net finance receivables	$1,381,561	$620,590
TDR net finance receivables that have a valuation allowance	$1,381,561	$620,590
Allowance for TDR finance receivable losses	$ 302,500	$ 56,184

We had no material TDR activity prior to 2008. In addition, we have no commitments to lend additional funds on these TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

Years ended December 31,
(dollars in thousands)	2009	2008
TDR average net receivables	$1,117,081	$244,286

TDR finance charges recognized	$ 54,248	$ 13,075

On March 4, 2009, the United States Department of the Treasury issued uniform guidance for loan modifications to be utilized by the mortgage industry in connection with the Home Affordable Modification Program (HAMP). The HAMP is designed to assist certain eligible homeowners who are at risk of foreclosure by applying loan modification requirements in a stated order of succession until their monthly payments are lowered to a specified percentage target of their monthly gross income. The modification guidelines require the servicer to use a uniform loan modification process to provide a borrower with sustainable monthly payments. Effective April 5, 2010, a new program under the HAMP will provide certain incentives to borrowers, servicers, and investors to encourage short sales and deeds in lieu of foreclosure as a way to avoid the foreclosure process. The HAMP guidelines are likely to be

Notes to Consolidated Financial Statements, Continued

subject to additional changes and requirements as the United States Department of the Treasury makes adjustments to the program.

As part of a Securities Purchase Agreement and a Securities Exchange Agreement between AIG and the United States Department of the Treasury dated April 17, 2009, AIG agreed that its subsidiaries that were eligible would join the HAMP and would comply with the HAMP guidelines. In third quarter 2009, MorEquity, Inc. (MorEquity) entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association as financial agent for the United States Treasury, which provides for participation in the HAMP. MorEquity entered into the Agreement as the servicer with respect to our centralized real estate finance receivables, with an effective date of September 1, 2009, in order for MorEquity to prepare its systems to implement the HAMP. As of December 31, 2009, no HAMP modifications had been completed due to MorEquity’s recent entry into the HAMP and the mandatory three-month trial period. Our branch operations currently are planning to join the HAMP during the second quarter of 2010, after systems changes necessary to accommodate the HAMP modifications are implemented.

Note 6.  On-Balance Sheet Securitization Transactions

The Company, as part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, transfers certain finance receivables into VIEs for securitization transactions. Our most recent securitization transaction closed on July 30, 2009. Our securitization transactions do not satisfy the requirements for accounting sale treatment because the securitization trusts do not meet the QSPE criteria and do not have the right to freely pledge or exchange the transferred assets. The securitization trusts do not meet the QSPE criteria due to the significant discretion permitted for working out and disposing of defaulted real estate loans and disposing of any foreclosed real estate. Since the transactions do not meet all of the criteria for sale accounting treatment, the securitized assets and related liabilities are included in our financial statements and are accounted for as secured borrowings.

The Company has limited continued involvement with the finance receivables that have been included in securitization transactions. The most recent securitization transaction, discussed in more detail below, utilizes a third-party servicer to service the finance receivables. The Company services the finance receivables for all of its other existing securitization transactions. These finance receivables have been legally isolated and are only available for payment of the debt and other obligations issued or arising in the securitization transactions. The cash and cash equivalent balances relating to securitization transactions are used only to support the on-balance sheet securitization transactions and are recorded as restricted cash in other assets. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in our securitization transactions. The asset-backed debt has been issued by consolidated VIEs. Refer to Note 16 for further discussion regarding these VIEs and the related assets and liabilities included in our financial statements as part of our secured debt arrangements.

Our 2009 securitization transaction included the sale of approximately $1.9 billion of our centralized real estate loans to a wholly-owned consolidated special purpose vehicle, Third Street Funding LLC (Third Street), that concurrently formed a trust to issue tranches of notes totaling $1.6 billion in initial principal balance of trust certificates to Third Street in exchange for the loans. In connection with the securitization, Third Street sold to a third party at a discount $1.2 billion of senior certificates with a 5.75% coupon. Third Street received cash proceeds, including accrued interest after the sales discount but before expenses, of $967.3 million and retained subordinated and residual interest trust certificates. As a result of

Notes to Consolidated Financial Statements, Continued

the combination of over-collateralization and the retained subordinated and residual interest trust certificates, the Company has an economic interest in approximately 40% of the assets transferred.

Pricing assumptions for the behavior of these servicing-released mortgage loans are a 10% annualized constant prepayment and a 3% annualized constant default rate. Based on the assumptions above, and the fact that the tranches of senior certificates were issued at various discounts, the yield on the senior certificates would range from 13.79% to 18.13% throughout the life of the transaction and the expected weighted average remaining life of the senior certificates would be 2.2 years.

In addition to our 2009 securitization, we also executed on-balance sheet securitizations in 2003 (from our branch business segment real estate portfolio) and 2006 (from our centralized real estate business segment real estate portfolio). At December 31, 2009, the 2003 securitization had $23.0 million of real estate loans supporting $20.8 million of our debt and the 2006 securitization had $278.8 million of real estate loans supporting $247.4 million of our debt. At December 31, 2008, the 2003 securitization had $28.6 million of real estate loans supporting $26.0 million of our debt and the 2006 securitization had $342.4 million of real estate loans supporting $307.8 million of our debt.

Note 7.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses were as follows:

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Balance at beginning of year	$1,140,421	$ 601,900	$ 488,700
Provision for finance receivable losses	1,275,546	1,080,968	401,322
Charge-offs	(912,602)	(588,840)	(338,904)
Recoveries	52,327	46,393	50,782
Transfers to finance receivables held for sale*	(23,207)	-	-
Balance at end of year	$1,532,485	$1,140,421	$ 601,900

*

During 2009, we decreased the allowance for finance receivable losses as a result of the transfers of $1.9 billion of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

We estimated our allowance for finance receivable losses primarily using the authoritative guidance for contingencies. We based our allowance for finance receivable losses primarily on historical loss experience using migration analysis and the Monte Carlo technique applied to sub-portfolios of large numbers of relatively small homogenous accounts. We adjusted the amounts determined by migration and Monte Carlo for management’s estimate of the effects of model imprecision, recent changes to our underwriting criteria, portfolio seasoning, and current economic conditions, including the levels of unemployment and personal bankruptcies. This adjustment resulted in an increase to the amount determined by migration and Monte Carlo of $29.9 million at December 31, 2009, compared to an increase of $63.1 million at December 31, 2008.

Notes to Consolidated Financial Statements, Continued

We used the Company’s internal data of net charge-offs and delinquency by sub-portfolio as the basis to determine the historical loss experience component of our allowance for finance receivable losses. We used monthly bankruptcy statistics, monthly unemployment statistics, and various other monthly or periodic economic statistics published by departments of the U.S. government and other economic statistics providers to determine the economic component of our allowance for finance receivable losses. There were no other significant changes in the types of observable data we used to measure these components during 2009 or 2008.

We also established TDR reserves in accordance with the authoritative guidance for impaired loans, which are included in our allowance for finance receivable losses. The allowance for finance receivable losses related to our TDRs is calculated in homogeneous aggregated pools of impaired loans that have common risk characteristics. We establish our allowance for finance receivable losses related to our TDRs by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use certain assumptions to estimate the expected cash flows from our TDRs. The primary assumptions for our model are prepayment speeds, default rates, and severity rates. See Note 5 for information on TDR reserves.

See Note 2 for information on the determination of the allowance for finance receivable losses.

Note 8.  Finance Receivables Held for Sale

Components of finance receivables held for sale were as follows:

December 31,
(dollars in thousands)	2009	2008
Finance receivables originated as held for investment: Principal balance and accrued interest receivable	$757,192	$970,815
Deferred loan costs and fees	(6,189)	1,699
Valuation allowance	(57,328)	(27,456)
Total	693,675	945,058
Finance receivables originated as held for sale: Principal balance and accrued interest receivable	-	44,547
Deferred loan costs and fees	-	36
Valuation allowance and derivative impact	-	(29,209)
Total	-	15,374
Total	$693,675	$960,432

During 2009, we transferred $1.9 billion of real estate loans from finance receivables to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In 2009, we sold $1.9 billion of finance receivables held for sale. In December 2008, we transferred $972.5 million of real estate loans from finance receivables to finance receivables held for sale.

The slower U.S. housing market, our tighter underwriting guidelines, and our decision to significantly reduce our mortgage banking operations, including ceasing WFI’s wholesale originations effective June

Notes to Consolidated Financial Statements, Continued

17, 2008, resulted in significantly lower levels of originations of finance receivables held for sale in 2009 and 2008. Currently, WFI’s limited loan origination activity relates to the financial remediation program discussed in Note 3.

Note 9.  Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities by type were as follows:

December 31, 2009	Cost/ Amortized	Unrealized	Unrealized	Fair	Other- Than- Temporary Impairments
(dollars in thousands)	Cost	Gains	Losses	Value	in AOCI(L) (a)
Fixed maturity investment securities: Bonds: U.S. government and government sponsored entities	$ 8,713	$ 543	$ (72)	$ 9,184	$ -
Obligations of states, municipalities, and political subdivisions	225,879	8,632	(259)	234,252	-
Corporate debt	352,237	11,886	(5,909)	358,214	-
Mortgage-backed, asset-backed, and collateralized: RMBS	86,174	324	(6,807)	79,691	(3,039)
CMBS	23,753	82	(10,637)	13,198	(5,582)
CDO/ABS	30,978	269	(8,566)	22,681	-
Total	727,734	21,736	(32,250)	717,220	(8,621)
Preferred stocks	3,991	-	(347)	3,644	-
Other long-term investments (b)	6,668	1,859	(769)	7,758	-
Common stocks	1,741	1,632	(99)	3,274	-
Total	$740,134	$25,227	$(33,465)	$731,896	$(8,621)

(a)

Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive income (loss), which, starting April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)

Excludes interest in a limited partnership that we account for using the equity method ($1.4 million).

We adopted a new accounting standard relating to the recognition and presentation of other-than-temporary impairments on April 1, 2009 and recorded a cumulative effect adjustment to increase the cost/amortized cost of investment securities by $30.2 million.

Notes to Consolidated Financial Statements, Continued

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

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position at December 31, 2009 were as follows:

December 31, 2009	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds: U.S. government and government sponsored entities	$ 480	$ (72)	$ -	$ -	$ 480	$ (72)
Obligations of states, municipalities, and political subdivisions	20,394	(140)	2,075	(119)	22,469	(259)
Corporate debt	48,701	(1,139)	57,095	(4,770)	105,796	(5,909)
RMBS	51,025	(2,236)	14,576	(4,571)	65,601	(6,807)
CMBS	7,178	(8,747)	947	(1,890)	8,125	(10,637)
CDO/ABS	10,395	(7,870)	3,837	(696)	14,232	(8,566)
Total	138,173	(20,204)	78,530	(12,046)	216,703	(32,250)
Preferred stocks	3,644	(347)	-	-	3,644	(347)
Other long-term investments	2,201	(769)	-	-	2,201	(769)
Common stocks	136	(99)	-	-	136	(99)
Total	$144,154	$(21,419)	$78,530	$(12,046)	$222,684	$(33,465)

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

Notes to Consolidated Financial Statements, Continued

periods of broad market declines. For fixed-maturity securities with significant declines, management performed extended fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other market available data.

We did not recognize in earnings the unrealized losses on fixed-maturity securities at December 31, 2009, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities (that is, they are not credit impaired).

At December 31, 2009, $4.8 million of unrealized losses on corporate securities exceeding 12 months were derived from 21 separate bonds from various asset class groups, including Investment Grade, Private Placement and High Yield bonds. The vast majority were rated investment grade. The market value to book value ratio of these securities was approximately 92% as of December 31, 2009. Only two securities were rated below investment grade. The book value on these securities was $12.8 million and the associated unrealized loss was $1.1 million. The Company did not consider these securities in an unrealized loss position to be credit impaired at December 31, 2009.

At December 31, 2009, of the six RMBS representing $4.6 million of unrealized losses exceeding 12 months, four securities were backed by prime jumbo collateral, one was an Alt-A collateral-backed deal and one was a sub-prime collateral-backed deal. Our surveillance process as of the fourth quarter of 2009 indicates that three of the securities were classified as “Critical”, i.e. credit impaired. Of the three impaired securities, two are backed by jumbo collateral and one is a sub-prime collateral-backed deal. As of February 21, 2010, of the two jumbo impaired securities, one is currently rated CCC by Standard & Poor’s (S&P) and the other is rated B by Fitch Ratings (Fitch) and BBB by S&P. The impaired sub-prime security is rated CC by S&P, C by Fitch and Aa3 by Moody’s Investors Service. All six securities’ estimated recovery values exceed December 31, 2009 market prices.

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

Notes to Consolidated Financial Statements, Continued

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position for which an other-than-temporary impairment was recognized and only the amount related to a credit loss was recognized in earnings, were as follows:

December 31, 2009	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds: RMBS	$ 502	$(1,152)	$5,186	$(1,957)	$5,688	$(3,109)
CMBS	1,821	(5,582)	-	-	1,821	(5,582)
Total	$2,323	$(6,734)	$5,186	$(1,957)	$7,509	$(8,691)

The net realized losses on investment securities and securities lending were as follows:

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Total other-than-temporary impairment losses	$(7,022)	$(60,698)	$(4,128)
Portion of loss recognized in accumulated other comprehensive income	2,326	-	-
Net impairment losses recognized in net (loss) income	(4,696)	(60,698)	(4,128)
Other net realized losses on investment securities and securities lending	(860)	(38,531)	(3,518)
Total net realized losses on investment securities and securities lending	$(5,556)	$(99,229)	$(7,646)

Credit impairments recognized in earnings on investment securities for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income were as follows:

Year Ended December 31, 2009	April 1, 2009 to
(dollars in thousands)	December 31, 2009 (a)
Balance at beginning of period	$ 3,845
Additions: Due to other-than-temporary impairments: Not previously impaired/impairment not previously recognized	246
Previously impaired/impairment previously recognized	508
Reductions: Realized due to sales with no prior intention to sell	(1,267)
Realized due to intention to sell	-
Due to increase in expected cash flows	-
Balance at end of period	$ 3,332

(a)

We adopted a new accounting standard on April 1, 2009 that requires us to recognize the credit component of an other-than-temporary impairment in earnings.

Notes to Consolidated Financial Statements, Continued

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized losses were as follows:

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Fair value	$71,231	$646,185	$360,110
Realized gains	$ 2,998	$ 13,532	$ 915
Realized losses	(3,610)	(20,387)	(1,693)
Net realized losses	$ (612)	$ (6,855)	$ (778)

Contractual maturities of fixed-maturity investment securities at December 31, 2009 were as follows:

December 31, 2009	Fair	Amortized
(dollars in thousands)	Value	Cost
Fixed maturities, excluding mortgage-backed securities: Due in 1 year or less	$ 6,898	$ 6,823
Due after 1 year through 5 years	122,423	118,378
Due after 5 years through 10 years	232,503	227,334
Due after 10 years	239,826	234,294
Mortgage-backed securities	115,570	140,905
Total	$717,220	$727,734

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Note 10.  Cash and Cash Equivalents

Cash and cash equivalents totaled $1.3 billion at December 31, 2009 and $916.3 million at December 31, 2008. Cash and cash equivalents at December 31, 2009 included cash realized through net liquidations of finance receivables in 2009, sales of finance receivables held for sale in 2009, and our 2009 securitization transaction.

Cash and cash equivalents at December 31, 2008 included cash realized through the September 2008 borrowings under our primary credit facilities (see Note 15).

Notes to Consolidated Financial Statements, Continued

Note 11.  Related Party Transactions

On March 24, 2009, AGFC made a loan of $800.0 million to AIG under a demand note agreement between AGFC and AIG dated March 24, 2009. On August 11, 2009, AGFC made an additional loan of $750.0 million to AIG under the March 24, 2009 demand note agreement. The interest rate for the unpaid principal balance is overnight LIBOR plus 50 basis points. Interest is payable monthly, and principal and interest also are payable on demand at any time, provided that notice of demand is delivered to AIG at least one business day prior to the date payment is demanded. AIG may repay principal and interest at any time without penalty. The cash used to fund these loans came from asset sale and securitization proceeds, operations, insurance subsidiary dividends, and the AIG capital contribution received in March 2009. These loans are subject to a subordination agreement in favor of the FRBNY and were made as short-term investment sources for excess cash and to facilitate AIG’s obligation to manage its excess cash and excess cash held by its subsidiaries under the FRBNY Facility. At December 31, 2009, notes receivable from AIG totaled $1.6 billion, which included interest receivable of $0.9 million. Interest revenue on these notes receivable from AIG totaled $6.6 million in 2009.

In addition, we are party to cost sharing agreements, including tax sharing arrangements, with AIG. Generally, these agreements provide for the allocation of shared corporate costs based upon a proportional allocation of costs to all AIG subsidiaries. We also reimburse AIG Bank for costs associated with the remediation program related to the Supervisory Agreement. See Note 3 for further information on the Supervisory Agreement.

In September 2008, AGFC borrowed funds from AIG Funding, Inc. (AIG Funding) under a demand note agreement. At December 31, 2008, borrowings under this demand note were at a rate of 7.06% based upon AIG’s borrowing rate under the FRBNY Credit Agreement. During March 2009, AGFC repaid the $419.5 million (plus interest) owed under the demand note payable to AIG Funding.

All of our derivative financial instruments are with AIG Financial Products Corp. (AIGFP), a non-subsidiary affiliate that receives credit support from AIG, its parent. See Note 17 for further information on these derivatives.

Notes to Consolidated Financial Statements, Continued

Note 12.  Other Assets

Components of other assets were as follows:

December 31,
(dollars in thousands)	2009	2008
Income tax assets (a)	$ 474,010	$ 23,050
Derivatives fair values (Notes 17 and 29)	181,032	14,831
Other insurance investments (b)	150,603	157,137
Real estate owned	143,057	135,321
Fixed assets	91,789	94,499
Prepaid expenses and deferred charges	69,240	67,945
Restricted cash (c)	50,497	4,377
Other	23,515	18,178
Total	$1,183,743	$515,338

(a)

Income tax assets include both current and deferred amounts. The components of net deferred tax assets are detailed in Note 23.

(b)

Other insurance investments primarily include commercial mortgage loans and accrued investment income.

(c)

Restricted cash at December 31, 2009 reflected escrow deposits and funds to be used for future debt payments relating to our 2009 securitization.

Note 13.  Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

December 31,	2009		2008
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior debt	$17,393,996	$14,816,664	$20,631,704	$10,267,816
Junior subordinated debt	349,347	124,813	349,276	106,398
Total	$17,743,343	$14,941,477	$20,980,980	$10,374,214

Weighted average interest expense rates on long-term debt by type were as follows:

Years Ended December 31,	2009	2008	2007	December 31,	2009	2008
Senior debt	5.03%	5.23%	5.20%	Senior debt	5.54%	5.03%
Junior subordinated debt	6.18	6.18	6.14	Junior subordinated debt	6.18	6.11
Total	5.05	5.24	5.22	Total	5.55	5.05

Notes to Consolidated Financial Statements, Continued

Contractual maturities of long-term debt at December 31, 2009 were as follows:

Carrying
(dollars in thousands)	Value
First quarter 2010	$ 728,951
Second quarter 2010	572,917
Third quarter 2010	2,691,920
Fourth quarter 2010	106,470
2010	4,100,258
2011	3,580,991
2012	2,276,704
2013	2,320,145
2014	459,111
2015-2067	5,006,134
Total	$17,743,343

Long-term debt includes a multi-year committed credit facility of $2.125 billion which was fully drawn during September 2008. This facility requires that AGFI and AGFC remain directly or indirectly majority-owned by AIG. If AIG were to divest the Company, we would be required to renegotiate or repay this facility.

The Company’s one-year term loan (previously, a 364-day facility) includes a capital support agreement (for the benefit of the lenders under the facility) with AIG, whereby AIG agrees to cause AGFC to maintain: (a) a consolidated net worth (stockholder’s equity minus the amount of accumulated other comprehensive income or loss) of at least $2.2 billion; and (b) an adjusted tangible leverage at or below 8.0x (further adjusting for excess cash for a calculated “support leverage”). At December 31, 2009, the support agreement’s measurement of consolidated net worth was $2.4 billion. If AIG terminates the capital support agreement or does not comply with its terms, the one-year term loan would require renegotiation or repayment. At December 31, 2008, AGFC’s support leverage was 8.99x. During March 2009, AIG caused AGFC to receive a $600.0 million capital contribution that would have reduced AGFC’s support leverage at December 31, 2008 to 7.05x, in addition to supporting AGFC leverage at March 31, 2009. At December 31, 2009, the leverage measurement under the support agreement was 6.91x. Further capital infusions into the Company would require AIG to obtain the consent of the FRBNY under the FRBNY Credit Agreement.

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

Based upon AGFC’s financial results for the twelve months ended September 30, 2009, a mandatory trigger event occurred under AGFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in January 2010. The mandatory trigger event required AGFC to defer interest payments to the junior subordinated debt holders unless AGFC obtained non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt otherwise payable on the next interest payment date. During January 2010, AIG caused AGFC to receive the non-debt capital funding necessary to satisfy the January 2010 interest payments required by AGFC’s hybrid debt.

Notes to Consolidated Financial Statements, Continued

Note 14.  Short-term Debt

Information concerning short-term debt by type was as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Banks	$2,450,000	$2,504,146	$ 108,238
Note payable to affiliate	-	422,001	-
Commercial paper	-	172,974	3,606,682
Extendible commercial notes	-	14,700	193,986
Other	-	21,951	34,554
Total	$2,450,000	$3,135,772	$3,943,460
Average borrowings	$2,599,368	$3,677,111	$5,009,499
Weighted average interest rate, at year end: Money market yield	5.10%	5.45%	4.88%
Semi-annual bond equivalent yield	5.15%	5.51%	4.93%

In September 2008, AGFC borrowed funds from AIG Funding under a demand note agreement. At December 31, 2008, borrowings under this demand note were at a rate of 7.06% based upon AIG’s borrowing rate under the FRBNY Credit Agreement. During March 2009, AGFC repaid the $419.5 million (plus interest) owed under the demand note payable to AIG Funding.

AGFI and AGFC issuances of commercial paper had terms ranging from 1 to 270 days. At December 31, 2009, we had no issuances of commercial paper outstanding.

AGFC issuances of extendible commercial notes had initial maturities of up to 90 days which AGFC extended to 390 days. At December 31, 2009, AGFC had no issuances of extendible commercial notes outstanding.

Contractual maturities of short-term debt at December 31, 2009 were as follows:

Carrying
(dollars in thousands)	Value
First quarter 2010	$ -
Second quarter 2010	-
Third quarter 2010	2,450,000
Fourth quarter 2010	-
Total	$2,450,000

Note 15.  Liquidity Facilities

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

Notes to Consolidated Financial Statements, Continued

As of December 31, 2009, our primary committed credit facilities were as follows:

(dollars in millions)
Facility	Committed Amount	Drawn	Expiration
One-year term loans*	$2,450.0	$2,450.0	July 2010
Multi-year facility	2,125.0	2,125.0	July 2010
Total	$4,575.0	$4,575.0

*

AGFI was an eligible borrower under a 364-day facility for up to $400.0 million, which was fully drawn during September 2008. On July 9, 2009, we converted the outstanding amounts under our expiring 364-day facility into one-year term loans. Any remaining balance of the term loans will mature on July 9, 2010, at which time AGFC and AGFI will be obligated to pay the respective remaining amounts of principal outstanding, plus accrued interest.

Each of the facilities requires that AGFC remain directly or indirectly majority-owned by AIG. If AIG were to divest the Company, we would be required to renegotiate or repay the facilities. The annual commitment fees for the facilities are based upon AGFC’s long-term credit ratings and averaged 0.15% at December 31, 2009. AGFC’s outstanding borrowings under the committed credit facilities totaled $4.2 billion at December 31, 2008.

AGFI and certain of its subsidiaries also had uncommitted credit facilities of $195.0 million at December 31, 2009 and 2008. Portions of these uncommitted facilities could be increased depending upon lender ability to participate its loans under these facilities. There were no amounts outstanding under the uncommitted credit facilities at December 31, 2009 or 2008.

Note 16.  VIEs

CONSOLIDATED VIES

We use special purpose entities to issue asset-backed securities in securitization transactions to investors. The asset-backed securities are backed by the expected cash flows from securitized real estate loans. Other than servicing fees and prepayment penalties (for our 2003 and 2006 securitizations only), payments from these real estate loans are not available to the Company until the repayment of the debt issued in connection with the securitization transactions has occurred. We recorded these transactions as “on-balance sheet” secured financings because the transfer of these real estate loans to the trusts did not qualify for sale accounting treatment. We evaluated the securitization trusts, determined that these entities are VIEs of which we are the primary beneficiary, and therefore consolidated such entities. We retain interests in our securitization transactions, including senior and subordinated securities issued by the VIEs and residual interests. We retain credit risk in our securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. These retained interests are primarily comprised of $786.3 million, or 40%, of the assets transferred in connection with the on-balance sheet securitization completed on July 30, 2009. We expect that any credit losses in the pool of securitized assets would likely be limited to our retained interests. We generally have no obligation to repurchase or replace securitized assets that subsequently become delinquent or are otherwise in default. See Note 6 for further discussion regarding the securitization transaction.

Notes to Consolidated Financial Statements, Continued

Finance receivables that collateralize the secured debt of the VIE remain on our balance sheet and therefore are not included in the VIE assets shown in the following table. These finance receivables totaled $2.2 billion at December 31, 2009 and $371.0 million at December 31, 2008. The total consolidated VIE assets and liabilities associated with our securitization transactions were as follows:

(dollars in thousands)	December 31, 2009	December 31, 2008

Assets:
Cash and cash equivalents (a)	$ 20,388	$ -

Liabilities
Long-term debt	$1,168,379	$333,709

(a)

The cash and cash equivalent balances relating to securitization transactions are used only to support the on-balance sheet securitization transactions and are recorded in other assets.

We had no off-balance sheet exposure associated with our variable interests in consolidated VIEs. No additional support to these VIEs beyond what was previously contractually required has been provided during the year. Consolidated interest expense related to these VIEs totaled $75.0 million in 2009, $20.4 million in 2008, and $23.4 million in 2007.

UNCONSOLIDATED VIES

We also have variable interests in VIEs, primarily related to debt issuance, of which we are not the primary beneficiary, and therefore did not consolidate such entities. We calculate our maximum exposure to loss primarily to be the amount of debt issued to or equity invested in the VIE. Our on-balance sheet maximum exposure to loss associated with these VIEs was $349.3 million at December 31, 2009 and December 31, 2008. Our off-balance sheet maximum exposure to loss associated with these VIEs was zero at December 31, 2009 and December 31, 2008.

Note 17.  Derivative Financial Instruments

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

While all of our interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At December 31, 2009, equity-indexed debt and related swaps were immaterial.

Notes to Consolidated Financial Statements, Continued

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

Notional amounts of our swap agreements and foreign currency forward agreement and weighted average receive and pay rates were as follows:

At or for the Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Notional amount: Interest rate	$1,000,000	$1,750,000	$3,100,000
Cross currency and cross currency interest rate	2,492,800	2,523,248	3,129,794
Equity-indexed	6,886	6,886	6,886
Total	$3,499,686	$4,280,134	$6,236,680
Weighted average receive rate	3.28%	3.90%	4.85%
Weighted average pay rate	4.19%	4.65%	4.87%

Notes to Consolidated Financial Statements, Continued

Notional amount maturities of our swap agreements and foreign currency forward agreement and the respective weighted average pay rates at December 31, 2009 were as follows:

	Notional	Weighted Average
(dollars in thousands)	Amount	Pay Rate
2010	$ 772,300	4.45%
2011	1,457,886	5.45
2013	1,269,500	2.59
Total	$3,499,686	4.19%

Changes in the notional amounts of our swap agreements and foreign currency forward agreement were as follows:

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Balance at beginning of year	$ 4,280,134	$ 6,236,680	$6,050,686
New contracts	-	34,112	1,121,869
Expired contracts	(780,448)	(1,990,658)	(935,875)
Balance at end of year	$ 3,499,686	$ 4,280,134	$6,236,680

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

Fair value of derivative instruments presented on a gross basis (excludes the effect of master netting arrangements) by type and the effect of master netting arrangements were as follows:

December 31, 2009	Notional	Hedging	Non-Designated Hedging
(dollars in thousands)	Amount	Instruments	Instruments
Derivatives – Other Assets:
Cross currency and cross currency interest rate	$1,870,500	$ 184,826	$105,791
Equity-indexed	6,886	-	1,645
Total excluding effect of master netting arrangements	1,877,386	184,826	107,436
Effect of master netting arrangements	N/A*	(70,740)	(40,490)
Total	N/A	$ 114,086	$ 66,946
Derivatives – Other Liabilities: Interest rate	$1,000,000	$ 72,183	$ -
Cross currency and cross currency interest rate	622,300	39,047	-
Equity-indexed	6,886	-	483
Total excluding effect of master netting arrangements	1,629,186	111,230	483
Effect of master netting arrangements	N/A	(111,230)	-
Total	N/A	$ -	$ 483

* not applicable

Notes to Consolidated Financial Statements, Continued

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income (loss) (effective portion), reclassified from accumulated other comprehensive income (loss) into other revenues (effective portion), and recognized in other revenues (ineffective portion) were as follows:

Year Ended December 31, 2009	Effective		Ineffective
(dollars in thousands)	AOCI(L)*	From AOCI(L) to Revenues	Revenues
Interest rate	$38,907	$ 9,078	$ (3,529)
Cross currency and cross currency interest rate	56,046	3,877	(27,916)
Total	$94,953	$12,955	$(31,445)

* accumulated other comprehensive income (loss)

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings. We recognized losses related to ineffectiveness of $31.4 million during 2009 in other revenues, compared to losses of $35.4 million during 2008. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

At December 31, 2009, we expect $12.3 million of the deferred net loss on cash flow hedges in accumulated other comprehensive income (loss) to be reclassified to earnings during the next twelve months. In 2009, there were no instances in which we reclassified amounts from accumulated other comprehensive income (loss) to earnings as a result of a discontinuance of a cash flow hedge due to it becoming probable that the original forecasted transaction would not occur at the end of the originally specified time period.

The amount recognized in other revenues for the fair value hedge that no longer qualifies for hedge accounting, the related hedged item, and the non-designated hedging instruments were as follows:

Year Ended December 31, 2009	Fair Value Hedge		Non-Designated Hedging
(dollars in thousands)	Derivative	Hedged Item	Instruments

Cross currency and cross currency interest rate	$(13,641)	$14,926	$49,410
Equity-indexed	-	-	277
Total	$(13,641)	$14,926	$49,687

Due to the de-designation of our fair value hedge on April 1, 2009, we recorded a derivative adjustment gain of $61.8 million, partially offset by a foreign exchange loss of $52.4 million in 2009. We recognized net gains of $1.3 million during 2009 in other revenues related to the ineffective portion of our fair value hedging instruments. We recognized a net loss related to the ineffective portion of our fair value hedging instruments of $0.2 million during 2008 in other revenues. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

Notes to Consolidated Financial Statements, Continued

AGFC is exposed to credit risk if counterparties to swap agreements do not perform. AGFC regularly monitors counterparty credit ratings throughout the term of the agreements. AGFC’s exposure to market risk is limited to changes in the value of swap agreements offset by changes in the value of the hedged debt. In compliance with the authoritative guidance for fair value measurements, our valuation methodology for derivatives incorporates the effect of our non-performance risk and the non-performance risk of our counterparties. We recorded an $11.3 million credit valuation adjustment loss in other revenues on our non-designated derivative and a $20.2 million credit valuation adjustment loss in accumulated other comprehensive income on our cash flow hedges in 2009. We recorded a $1.6 million credit valuation adjustment loss on our fair value hedges and a $2.3 million credit valuation adjustment loss on our cash flow hedges in 2008, of which $13.3 million represented the transition amount at January 1, 2008, from the adoption of the authoritative guidance for the fair value measurements for derivatives. If we do not exit these derivatives prior to maturity and no counterparty defaults occur, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We do not anticipate exiting these derivatives prior to maturity. These derivatives were with AIGFP, a non-subsidiary affiliate that receives credit support from AIG, its parent.

See Note 29 for information on how we determine fair value on our derivative financial instruments.

Note 18.  Insurance

Components of insurance claims and policyholder liabilities were as follows:

December 31,
(dollars in thousands)	2009	2008
Finance receivable related: Unearned premium reserves	$110,644	$138,369
Benefit reserves	87,068	96,427
Claim reserves	31,492	32,013
Subtotal	229,204	266,809
Non-finance receivable related: Benefit reserves	100,882	106,538
Claim reserves	20,788	20,236
Subtotal	121,670	126,774
Total	$350,874	$393,583

Our insurance subsidiaries enter into reinsurance agreements with other insurers, including affiliated companies. Insurance claims and policyholder liabilities included the following amounts assumed from other insurers:

December 31,
(dollars in thousands)	2009	2008
Affiliated insurance companies	$50,115	$53,410
Non-affiliated insurance companies	33,978	35,568
Total	$84,093	$88,978

Notes to Consolidated Financial Statements, Continued

Our insurance subsidiaries’ business reinsured to others was not significant during any of the last three years.

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by the Indiana Department of Insurance, which is a comprehensive basis of accounting other than GAAP.

Reconciliations of statutory net income to GAAP net income (loss) were as follows:

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Statutory net income	$ 50,691	$ 27,831	$83,759
Income tax (charge) benefit	(9,362)	24,731	2,485
Change in deferred policy acquisition costs	(7,687)	(2,197)	952
Reserve changes	(5,158)	(3,828)	4,081
Realized gains (losses)	3,162	(46,207)	(7,646)
Amortization of interest maintenance reserve	2,764	1,177	(142)
Writedown of goodwill	-	(12,104)	-
Other, net	(851)	(881)	(1,745)
GAAP net income (loss)	$ 33,559	$(11,478)	$81,744

Reconciliations of statutory equity to GAAP equity were as follows:

December 31,
(dollars in thousands)	2009	2008
Statutory equity	$578,132	$722,274
Reserve changes	56,317	61,582
Decrease in carrying value of affiliates	(39,548)	(39,334)
Deferred policy acquisition costs	33,648	41,945
Net unrealized losses	(10,514)	(50,360)
Asset valuation reserve	5,978	2,729
Income tax charge	547	22,629
Other, net	2,917	(23,743)
GAAP equity	$627,477	$737,722

Notes to Consolidated Financial Statements, Continued

Note 19.  Other Liabilities

Components of other liabilities were as follows:

December 31,
(dollars in thousands)	2009	2008
Accrued interest on debt	$191,581	$236,288
Escrow liabilities (a)	18,981	-
Surviving obligations under a mortgage servicing agreement (Note 3)	15,539	47,842
Salary and benefit liabilities	8,531	18,205
Derivatives fair values	483	6,838
Uncashed checks, reclassified from cash	-	13,459
Other	77,811	67,652
Total	$312,926	$390,284

(a)

Escrow liabilities at December 31, 2009 reflected liabilities for mortgagors’ funds placed in escrow for future payments of insurance, tax, and other charges for real estate loans.

Note 20.  Capital Stock

AGFI has two classes of authorized capital stock:  special shares and common shares. AGFI may issue special shares in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance.

Par value and shares authorized at December 31, 2009 were as follows:

	Par	Shares
	Value	Authorized
Special Shares	-	25,000,000
Common Shares	$0.50	25,000,000

Shares issued and outstanding at December 31, 2009 and 2008 were as follows:

December 31,	2009	2008
Special Shares	-	-
Common Shares	2,000,000	2,000,000

Notes to Consolidated Financial Statements, Continued

Note 21.  Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows:

December 31,
(dollars in thousands)	2009	2008
Net unrealized gains (losses) on: Investment securities and securities lending	$ 5,251	$ (31,328)
Swap agreements	3,681	(78,317)
Foreign currency translation adjustments	(4,920)	(16,442)
Retirement plan liabilities adjustment	(2,166)	(3,058)
Accumulated other comprehensive income (loss)	$ 1,846	$(129,145)

As of December 31, 2009, we have recognized $5.6 million in accumulated other comprehensive income (loss) related to investment securities for which the credit-related portion of an other-than-temporary impairment has been recognized in earnings. In addition, accumulated other comprehensive income (loss) related to investment securities as of December 31, 2009 includes a valuation allowance of $10.6 million against the related deferred tax assets.

Note 22.  (Accumulated Deficit) Retained Earnings

Certain financing agreements of the Company have requirements regarding maximum leverage and minimum consolidated net worth.

The Company’s one-year term loan (previously, a 364-day facility) includes a capital support agreement (for the benefit of the lenders under the facility) with AIG, whereby AIG agrees to cause AGFC to maintain: (a) a consolidated net worth (stockholder’s equity minus the amount of accumulated other comprehensive income or loss) of at least $2.2 billion; and (b) an adjusted tangible leverage at or below 8.0x (further adjusting for excess cash for a calculated “support leverage”). At December 31, 2009, the support agreement’s measurement of consolidated net worth was $2.4 billion. If AIG terminates the capital support agreement or does not comply with its terms, the one-year term loan would require renegotiation or repayment. At December 31, 2008, AGFC’s support leverage was 8.99x. During March 2009, AIG caused AGFC to receive a $600.0 million capital contribution that would have reduced AGFC’s support leverage at December 31, 2008 to 7.05x, in addition to supporting AGFC leverage at March 31, 2009. At December 31, 2009, the leverage measurement under the support agreement was 6.91x. Further capital infusions into the Company would require AIG to obtain the consent of the FRBNY under the FRBNY Credit Agreement.

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

Notes to Consolidated Financial Statements, Continued

Based upon AGFC’s financial results for the twelve months ended September 30, 2009, a mandatory trigger event occurred under AGFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in January 2010. The mandatory trigger event required AGFC to defer interest payments to the junior subordinated debt holders unless AGFC obtained non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt otherwise payable on the next interest payment date. During January 2010, AIG caused AGFC to receive the non-debt capital funding necessary to satisfy the January 2010 interest payments required by AGFC’s hybrid debt.

State law restricts the amounts our insurance subsidiaries may pay as dividends without prior notice to, or in some cases prior approval from, the Indiana Department of Insurance. During 2008, our insurance subsidiaries paid $116 million of dividends that did not require prior approval and received authority to pay up to $600 million in additional dividends before March 2009. Of this $600 million, the insurance subsidiaries paid $350 million in December 2008 and $200 million in first quarter 2009. At December 31, 2009, our insurance subsidiaries had statutory capital and surplus of $578.1 million.

Note 23.  Income Taxes

AGFI files a consolidated federal income tax return with AIG. All of the domestic U.S. subsidiaries of AGFI are included in the AIG consolidated return. We provide federal income taxes as if AGFI and the domestic U.S. subsidiaries of AGFI file separate tax returns and pay AIG accordingly under a tax sharing agreement. Our foreign subsidiaries file tax returns in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom.

Components of (benefit from) provision for income taxes were as follows:

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Federal: Current	$(430,984)	$ 30,363	$ 156,043
Deferred	98,381	(238,600)	(115,694)
Deferred - valuation allowance	(98,381)	582,898	-
Total federal	(430,984)	374,661	40,349
Foreign: Current	(1,783)	(2,685)	5,435
Deferred	(648)	(492)	665
Total foreign	(2,431)	(3,177)	6,100
State: Current	1,900	(5,886)	(3,736)
Deferred	(89,638)	(13,916)	(12,971)
Deferred - valuation allowance	89,638	43,277	-
Total state	1,900	23,475	(16,707)
Total	$(431,515)	$394,959	$ 29,742

Notes to Consolidated Financial Statements, Continued

Benefit from income taxes increased in 2009 when compared to provision for income taxes in 2008 reflecting: (a) AIG’s projection that it will have sufficient taxable income in 2009 to use our current year estimated tax losses; and (b) a tax return election made by certain of the Company’s affiliates. As a result, during 2009 we reclassified $384.1 million of deferred tax assets related to the 2009 net operating losses to a current tax receivable and the valuation allowance related to these deferred tax assets was reversed. To the best of its knowledge, AIG is now able to utilize our 2009 net operating losses based on the fact that the two transactions that were projected to be completed in December, 2009 were completed and that AIG will have sufficient taxable income to offset our 2009 net operating losses. The net current federal income tax receivable of $464.9 million recorded at December 31, 2009 will be settled with AIG in accordance with our tax sharing agreement. We do not anticipate cash receipts due to us for calendar year 2009 under the AIG tax sharing agreement to be paid until late 2010.

We recorded a current federal income tax provision for 2008. Under applicable federal income tax law, taxable income of a life insurance company may not be fully offset by losses from non-life operations. As a result, the 2008 current tax provision was based upon life insurance company taxable income in excess of the allowed offset. Any non-life losses not used to offset life insurance company taxable income in the current year are carried forward and available for use in a future year, subject to limitations. Losses in its non-life insurance operations primarily were related to goodwill impairment and loan loss allowance charges, which are not deductible currently for federal income tax purposes. Further, under the terms of our tax sharing arrangement with AIG, we were not able to record a federal income tax benefit related to its non-life insurance operations losses because AIG was unable to realize a federal income tax benefit for these losses in its consolidated federal income tax return.

We recorded a current state income tax provision for 2009 attributable to profitable operations in certain states in which we do business that could not be offset against losses incurred in other states.

(Benefit from) provision for foreign income taxes includes our foreign subsidiaries that operate in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom.

Reconciliations of the statutory federal income tax rate to the effective tax rate were as follows:

Years Ended December 31,	2009	2008	2007
Statutory federal income tax rate	35.00%	35.00%	35.00%
Valuation allowance	5.68	(65.49)	-
State income taxes	5.00	.97	(7.09)
Nontaxable investment income	.35	.69	(4.55)
Contingency reduction	(.13)	.59	(.56)
Effect of foreign operations	(.06)	(.91)	.92
Writedown of goodwill	-	(12.54)	-
Correction of accounting error	-	-	(6.06)
Other, net	1.62	.15	3.28
Effective income tax rate	47.46%	(41.54)%	20.94%

The effective income tax rate for 2009 reflected the movement of the valuation allowance, partially offset by tax exempt interest.

The negative effective income tax rate for 2008 reflected the establishment of a deferred tax asset valuation allowance of $622.6 million, partially offset by tax benefits on our pretax loss, tax-exempt interest, and the impairment of non-deductible goodwill.

Notes to Consolidated Financial Statements, Continued

The effective income tax rate for 2007 reflected a cumulative deferred tax benefit of $8.6 million resulting from the correction of an accounting error. In connection with the January 1, 2003, purchase business combination of WFI, we identified $40.9 million of intangible assets in accordance with the authoritative guidance for business combinations for which there was no corresponding tax basis. In years 2003 through 2006, we recorded a cumulative $8.6 million in current tax expense associated with the amortization of the intangible assets. Upon review of the amortization of these intangible assets, we concluded that a deferred tax liability of $14.3 million should have been established at the time of the purchase business combination and that, for years 2003 through 2006, the amortization of the intangible assets should have resulted in a cumulative deferred tax benefit of $8.6 million. Since no deferred tax liability was initially recorded, we recognized a cumulative deferred tax benefit of $8.6 million in first quarter 2007. We further concluded that the $14.3 million deferred tax liability that should have been recorded at the time of the purchase business combination would have increased the amount of goodwill recorded in connection with the purchase business combination. Therefore, in first quarter 2007, we increased the $54.1 million of goodwill initially recorded in connection with the purchase business combination of WFI to $68.4 million. The impact of this error did not have a material effect on our financial condition or results of operations for the previously reported periods.

Additionally, in fourth quarter 2007, we determined that we should have recorded a deferred tax liability for certain Ocean assets (primarily other intangibles) totaling $116.6 million for which there was no corresponding tax basis. As a result, we established a deferred tax liability of $32.9 million and increased the amount of goodwill recorded in connection with this purchase by $32.9 million in fourth quarter 2007. We established the deferred tax liability at the United Kingdom tax rate. The impact of this error did not have a material effect on our financial condition or results of operations for the previously reported periods.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Years Ended December 31,
(dollars in thousands)	2009	2008
Balance at beginning of year	$ 121	$ 3,786
Increases in tax positions for prior years	-	-
Decreases in tax positions for prior years	-	-
Increases in tax positions for current year	-	-
Lapse in statute of limitations	(121)	(3,665)
Settlements	-	-
Balance at end of year	$ -	$ 121

Our unrecognized tax benefit (all of which would affect the effective tax rate if recognized), excluding interest and penalties, was zero at December 31, 2009 and $0.1 million at December 31, 2008.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and December 31, 2008, we had accrued zero and $0.1 million, respectively, for the payment of interest (net of the federal benefit) and penalties. We recognized a benefit of $0.1 million of interest and penalties in income tax expense in 2009 and a benefit of $3.3 million in 2008.

We continually evaluate proposed adjustments by taxing authorities. At December 31, 2009, such proposed adjustments would not result in a material change to our consolidated financial condition.

Notes to Consolidated Financial Statements, Continued

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

Components of deferred tax assets and liabilities were as follows:

December 31,
(dollars in thousands)	2009	2008
Deferred tax assets: Allowance for finance receivable losses	$ 536,499	$ 398,708
Net operating losses and tax attributes	143,186	56,593
State taxes	86,395	28,130
Derivatives	30,541	51,166
Deferred intercompany revenue	23,920	48,748
Supervisory agreement obligations	5,439	16,745
Goodwill	2,031	2,586
Deferred insurance commissions	1,450	2,956
Other	45,468	70,267
Total	874,929	675,899
Deferred tax liabilities: Securitization	202,439	-
Mark to market	111,382	-
Loan origination costs	16,529	22,361
Fixed assets	2,664	3,323
Non-deductible other intangibles	189	196
Other	1,033	4,482
Total	334,236	30,362
Net deferred tax assets before valuation allowance	540,693	645,537
Valuation allowance	(531,608)	(622,570)
Net deferred tax assets	$ 9,085	$ 22,967

At December 31, 2009, we had a federal net operating loss carryforward of $118.5 million, compared to $17.9 million at December 31, 2008. Net operating loss carryforwards may be carried forward for twenty years from the date they were incurred. At December 31, 2009, we had a capital loss carryforward of $24.3 million, compared to $24.2 million at December 31, 2008, the majority of which will expire in four years.

As of December 31, 2009, we had a deferred tax asset valuation allowance of $531.6 million, compared to $622.6 million at December 31, 2008 to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. After the valuation allowance, we had a net deferred tax asset of $9.1 million and $23.0 million, respectively, which reflected the net deferred tax asset of our Puerto Rico subsidiary and the tax effect of unrealized losses on certain of our available-for-sale investment securities, which management believes is more likely than not of being realized because of our intent and ability to hold these securities until the unrealized losses are recovered.

Notes to Consolidated Financial Statements, Continued

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

At December 31, 2009, other assets included $464.9 million of net current federal income tax receivable and $9.1 million of net deferred tax assets, compared to $0.1 million and $23.0 million, respectively, at December 31, 2008. At December 31, 2009, accrued taxes consisted of $6.3 million of non-income based taxes, compared to $7.4 million at December 31, 2008.

Note 24.  Lease Commitments, Rent Expense, and Contingent Liabilities

Annual rental commitments for leased office space, automobiles and data processing equipment accounted for as operating leases, excluding leases on a month-to-month basis, were as follows:

Lease
(dollars in thousands)	Commitments*
First quarter 2010	$ 13,052
Second quarter 2010	12,039
Third quarter 2010	10,863
Fourth quarter 2010	10,001
2010	45,955
2011	32,986
2012	20,673
2013	11,495
2014	5,344
2015+	6,198
Total	$122,651

*

Includes $10.8 million of rental commitments for leased office space at closed locations (included in other liabilities at December 31, 2009).

In addition to rent, the Company pays taxes, insurance, and maintenance expenses under certain leases. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. Rental expense totaled $59.2 million in 2009, $81.3 million in 2008, and $65.5 million in 2007. We anticipate minimum annual rental commitments in 2010 to be less than the amount of rental expense incurred in 2009 primarily due to the closing of 200 branch offices in 2009.

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

Note 25.  Supplemental Cash Flow Information

Supplemental disclosure of certain cash flow information was as follows:

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Interest paid	$1,109,741	$1,261,993	$1,187,063
Income taxes paid	31,883	22,713	172,395

Supplemental disclosure of non-cash activities was as follows:

Year Ended December 31,
(dollars in thousands)	2009	2008
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$1,856,889	$972,514

Note 26.  Benefit Plans

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

PENSION PLANS

Pension plan expense allocated to the Company by AIG was $15.0 million for 2009, $7.5 million for 2008, and $12.2 million for 2007. AIG’s U.S. pension plans do not separately identify projected benefit obligations and pension plan assets attributable to employees of participating affiliates. AIG’s projected benefit obligations of $3.7 billion for its U.S. pension plans exceeded the plan assets at December 31, 2009 by $324.9 million.

Notes to Consolidated Financial Statements, Continued

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

SHARE-BASED COMPENSATION PLANS

During 2009, our employees participated in the following AIG share-based employee compensation plans:

Employee Plans

•

AIG 1999 Stock Option Plan

•

AIG 1996 Employee Stock Purchase Plan

•

AIG 2002 Stock Incentive Plan

•

AIG 2007 Stock Incentive Plan

•

Starr International Company, Inc.’s Deferred Compensation Profit Participation Plans

•

AIG’s 2005-2006 Deferred Compensation Profit Participation Plan

•

AIG Partners Plan

Other Awards

•

Troubled Asset Relief Program Executive Compensation

Under the fair value recognition provisions of the authoritative guidance for stock compensation, we recognized compensation costs of $7.2 million in 2009 and $12.3 million in 2008 for our participation in AIG’s share-based employee compensation plans.

Note 27.  Segment Information

See Note 1 for a description of our business segments.

We evaluate the performance of the segments based on pretax operating earnings. The accounting policies of the segments are the same as those disclosed in Note 2, except we exclude realized gains and losses from segment investment revenues.

We intend intersegment sales and transfers to approximate the amounts segments would earn if dealing with independent third parties.

Notes to Consolidated Financial Statements, Continued

The following tables display information about the Company’s segments as well as reconciliations to the consolidated financial statement amounts.

At or for the year ended December 31, 2009	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$ 1,755,350	$ 440,231	$ -	$ 9,992	$ -	$ 2,205,573
Insurance	481	-	136,415	51	-	136,947
Other	(32,994)	(78,590)	58,705	(22,161)	(6,526)	(81,566)
Intercompany	67,773	2,196	(54,301)	(15,668)	-	-
Interest expense	590,828	340,040	-	160,295	-	1,091,163
Operating expenses	654,259	61,193	21,086	5,487	-	742,025
Provision for finance receivable losses	904,199	368,139	-	3,208	-	1,275,546
Pretax (loss) income	(358,676)	(405,535)	55,720	(194,173)	(6,526)	(909,190)
Assets	11,605,989	6,463,774	937,684	3,764,975	7,707	22,780,129

At or for the year ended December 31, 2008	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$ 2,013,312	$ 638,877	$ -	$ 7,135	$ -	$ 2,659,324
Insurance	541	-	155,649	2,906	-	159,096
Other	(22,693)	8,378	97,402	(21,253)	(99,229)	(37,395)
Intercompany	74,941	2,124	(61,975)	(15,090)	-	-
Interest expense	670,261	453,776	-	130,057	-	1,254,094
Operating expenses	868,215	197,144	36,707	224,598	-	1,326,664
Provision for finance receivable losses	791,959	292,289	-	(3,280)	-	1,080,968
Pretax (loss) income	(264,334)	(293,830)	82,334	(375,634)	(99,229)	(950,693)
Assets	14,777,007	9,695,656	1,034,474	1,029,760	10,478	26,547,375

At or for the year ended December 31, 2007	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total
Revenues: External: Finance charges	$ 1,908,283	$ 675,411	$ -	$ 14,409	$ -	$ 2,598,103
Insurance	579	-	160,153	7,216	-	167,948
Other	(12,213)	(123,427)	100,414	119,001	(7,646)	76,129
Intercompany	76,152	1,827	(63,737)	(14,242)	-	-
Interest expense	631,819	535,347	-	90,022	-	1,257,188
Operating expenses	670,063	211,338	28,098	66,250	-	975,749
Provision for finance receivable losses	319,512	82,484	-	(674)	-	401,322
Pretax income (loss)	351,407	(275,358)	101,524	(27,884)	(7,646)	142,043
Assets	14,085,109	11,201,192	1,613,176	3,206,364	514,306	30,620,147

Notes to Consolidated Financial Statements, Continued

The “All Other” column includes:

•

corporate revenues and expenses such as management and administrative revenues and expenses and derivatives adjustments and foreign exchange gain or loss on foreign currency denominated debt that are not considered pertinent in determining segment performance;

•

revenues, expenses, and assets from our foreign subsidiary, Ocean; and

•

corporate assets which include cash, derivatives, prepaid expenses, deferred charges, and fixed assets.

The “Adjustments” column includes:

•

realized gains (losses) on investment securities, securities lending, and commercial mortgage loans; and

•

other assets that are not considered pertinent to determining performance.

Adjustments for assets in 2007 also included goodwill that was not considered pertinent to determining performance.

Note 28.  Interim Financial Information (Unaudited)

Our quarterly statements of operations for 2009 were as follows:

Quarter Ended 2009	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
(dollars in thousands)
Revenues Finance charges	$ 493,977	$ 536,529	$ 570,466	$ 604,601
Insurance	34,021	33,888	33,980	35,058
Finance receivables held for sale originated as held for investment	14,869	(3,539)	(68,243)	(14,692)
Investment	13,447	12,073	14,736	8,679
Net service fees from affiliates	(5,605)	16,516	2,418	884
Other	8,861	5,239	(50,290)	(36,919)
Total revenues	559,570	600,706	503,067	597,611
Expenses Interest expense	268,485	283,988	259,363	279,327
Operating expenses: Salaries and benefits	97,137	102,577	115,719	113,247
Other operating expenses	72,087	76,430	88,576	76,252
Provision for finance receivable losses	407,850	252,878	260,093	354,725
Insurance losses and loss adjustment expenses	13,904	14,237	16,480	16,789
Total expenses	859,463	730,110	740,231	840,340
Loss before (benefit from) provision for income taxes	(299,893)	(129,404)	(237,164)	(242,729)
(Benefit from) provision for income taxes	(61,486)	(364,508)	(10,852)	5,331
Net (loss) income	$(238,407)	$ 235,104	$(226,312)	$(248,060)

Notes to Consolidated Financial Statements, Continued

Our quarterly statements of operations for 2008 were as follows:

Quarter Ended 2008	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
(dollars in thousands)
Revenues Finance charges	$ 647,877	$ 670,148	$675,286	$666,013
Insurance	38,821	39,581	40,874	39,820
Finance receivables held for sale originated as held for investment	(27,456)	-	-	-
Investment	(16,978)	(13,098)	6,920	16,321
Net service fees from affiliates	14,597	10,979	25,923	18,952
Other	(10,915)	(1,446)	(13,390)	(47,804)
Total revenues	645,946	706,164	735,613	693,302
Expenses Interest expense	328,461	308,338	300,316	316,979
Operating expenses: Salaries and benefits	114,432	121,364	129,901	132,225
Other operating expenses	81,187	528,966	115,468	103,121
Provision for finance receivable losses	358,837	308,490	237,995	175,646
Insurance losses and loss adjustment expenses	15,151	22,268	16,115	16,458
Total expenses	898,068	1,289,426	799,795	744,429
Loss before provision for (benefit from) income taxes	(252,122)	(583,262)	(64,182)	(51,127)
Provision for (benefit from) income taxes	523,938	(79,779)	(31,352)	(17,848)
Net loss	$(776,060)	$ (503,483)	$ (32,830)	$ (33,279)

Notes to Consolidated Financial Statements, Continued

Note 29.  Fair Value Measurements

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

We determine the fair value measurements classified as Level 2 based on inputs utilizing other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured on a recurring basis using Level 2 inputs include certain investment securities (including certain government and agency securities, most investment-grade and high-yield corporate bonds, certain asset-backed securities, and state and municipal obligations), certain cash equivalents, short-term investments, and derivative assets and liabilities. We outsource the investment of our liquid assets to AIG, which, as agent, invests the liquid assets of the Company together with other AIG subsidiaries and maintains these assets in common pools. Our interest in these jointly owned investments that are disclosed in the fair value table represents negotiable instruments, predominantly commercial paper. The carrying value of these negotiable instruments approximates fair value as similar and identical instruments trade at price levels with a similar discount to par. The prices for trades of similar and identical instruments are observable and therefore are consistent with Level 2 in the fair value hierarchy.

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

Notes to Consolidated Financial Statements, Continued

Fair Value Measurements – Recurring Basis

On a recurring basis, we measure the fair value of investment securities, cash and cash equivalents, short-term investments, and derivative assets and liabilities. The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 and indicate the fair value hierarchy based on the levels of inputs we utilized to determine such fair value. Fair value measurements on a recurring basis were as follows:

December 31, 2009	Fair Value Measurements Using			Counterparty	Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	Netting (a)	At Fair Value
Assets Investment securities: Bonds: U.S. government and government sponsored entities	$ -	$ 9,184	$ -	$ -	$ 9,184
Obligations of states, municipalities, and political subdivisions	-	234,252	-	-	234,252
Corporate debt	-	308,236	49,978	-	358,214
RMBS	-	79,242	449	-	79,691
CMBS	-	5,357	7,841	-	13,198
CDO/ABS	-	11,300	11,381	-	22,681
Total	-	647,571	69,649	-	717,220
Preferred stocks	-	3,644	-	-	3,644
Other long-term investments (b)	-	-	7,758	-	7,758
Common stocks	3,013	-	261	-	3,274
Total	3,013	651,215	77,668	-	731,896
Cash and cash equivalents in AIG pools	-	36,123	-	-	36,123
Derivatives	-	290,617	1,645	(111,230)	181,032
Total	$3,013	$977,955	$79,313	$(111,230)	$949,051
Liabilities
Derivatives	$ -	$111,713	$ -	$(111,230)	$ 483

(a)

Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with the authoritative guidance for certain contracts.

(b)

Other long-term investments at December 31, 2009 excluded our interest in a limited partnership that we account for using the equity method of $1.4 million.

Notes to Consolidated Financial Statements, Continued

December 31, 2008	Fair Value Measurements Using			Counterparty	Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	Netting	At Fair Value
Assets Investment securities: Bonds	$ -	$615,572	$63,022	$ -	$678,594
Preferred stocks	-	4,828	-	-	4,828
Other long-term investments (a)	-	-	9,579	-	9,579
Common stocks	1,510	-	7	-	1,517
Total	1,510	620,400	72,608	-	694,518
Cash and cash equivalents in AIG pools	-	85,041	-	-	85,041
Short-term investments	-	169	-	-	169
Derivatives	-	213,392	1,341	(199,902)	14,831
Total	$1,510	$919,002	$73,949	$(199,902)	$794,559
Liabilities
Derivatives	$ -	$206,740	$ -	$(199,902)	$ 6,838

(a)

Other long-term investments at December 31, 2008 excluded our interest in a limited partnership that we account for using the equity method of $1.8 million.

The following table presents changes during 2009 in Level 3 assets and liabilities measured at fair value on a recurring basis:

Year Ended December 31, 2009		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3	Other (a)	Balance at end of period
Investment securities: Bonds: Corporate debt	$47,323	$ 49	$ 12,884	$(2,283)	$(7,995)	$ -	$49,978
RMBS	394	(26)	(348)	(35)	(220)	684	449
CMBS	9,633	(79)	(6,026)	(1,415)	-	5,728	7,841
CDO/ABS	5,672	(1,585)	(12,520)	(2,145)	8,388	13,571	11,381
Total	63,022	(1,641)	(6,010)	(5,878)	173	19,983	69,649
Other long-term investments	9,579	654	(1,345)	(1,130)	-	-	7,758
Common stocks	7	-	(1)	-	255	-	261
Total investment securities	72,608	(987)	(7,356)	(7,008)	428	19,983	77,668
Derivatives	1,341	222	-	82	-	-	1,645
Total assets	$73,949	$ (765)	$ (7,356)	$(6,926)	$ 428	$19,983	$79,313

(a)

We adopted a new accounting standard relating to the recognition and presentation of other-than-temporary impairments on April 1, 2009 and recorded a cumulative effect adjustment to increase the cost/amortized cost of level 3 investment securities by $20.0 million.

During 2009, we transferred into Level 3 approximately $49.3 million of assets, consisting of certain private placement corporate debt, RMBS, and CDO/ABS. Transfers into Level 3 for private placement corporate debt are primarily the result of our over-riding third party matrix pricing information downward to better reflect the additional risk premium associated with those securities that we believe were not

Notes to Consolidated Financial Statements, Continued

captured in the matrix. Transfers into Level 3 for investments in RMBS and CDO/ABS are primarily due to a decrease in market transparency and downward credit migration in these securities.

Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable, or when a long-term interest rate significant to a valuation becomes short-term and thus observable. During 2009, we transferred approximately $49.1 million of assets out of Level 3, consisting of certain private placement corporate debt, RMBS, and CDO/ABS. Transfers out of Level 3 for private placement corporate debt are primarily the result of using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market. Transfers out of Level 3 for RMBS and CDO/ABS investments are primarily due to increased usage of pricing from valuation service providers that are reflective of market activity, where previously an internally adjusted price had been used.

The following table presents changes during 2008 in Level 3 assets and liabilities measured at fair value on a recurring basis:

Year Ended December 31, 2008		Net (losses) gains included in:
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3 (a)	Balance at end of period
Investment securities	$67,823	$(6,158)	$(11,420)	$(16,101)	$38,464	$72,608
Securities lending	27,212	-	-	(27,212)	-	-
Derivatives	839	462	-	40	-	1,341
Total assets	$95,874	$(5,696)	$(11,420)	$(43,273)	$38,464	$73,949
Derivatives	$ 563	$ 2,712	$ -	$ (3,275)	$ -	$ -
Total liabilities	$ 563	$ 2,712	$ -	$ (3,275)	$ -	$ -

(a)

During 2008, we transferred from Level 2 to Level 3 approximately $38.5 million of investment securities, primarily bonds, for which the significant inputs used to measure their fair value became unobservable.

There were no unrealized gains or losses recognized in earnings on instruments held at December 31, 2009 or 2008.

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

Notes to Consolidated Financial Statements, Continued

At December 31, 2009, we had assets measured at fair value on a non-recurring basis on which we recorded impairment charges during 2009 as follows:

Year Ended December 31, 2009	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Gains (Losses)
Real estate owned	$ -	$ -	$168,303	$168,303	$ (35,034)
Finance receivables held for sale	-	-	693,675	693,675	(93,738)
Total	$ -	$ -	$861,978	$861,978	$(128,772)

At December 31, 2008, we had assets measured at fair value on a non-recurring basis on which we recorded impairment charges during 2008 as follows:

Year Ended December 31, 2008	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Gains (Losses)
Real estate owned	$ -	$ -	$ 159,201	$ 159,201	$ (32,778)
Finance receivables held for sale	-	-	960,427	960,427	(42,743)
Goodwill	-	-	-	-	(340,594)
Other intangible assets	-	-	-	-	(103,096)
Total	$ -	$ -	$1,119,628	$1,119,628	$(519,211)

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value during 2009 and 2008 and recorded the writedowns in other revenues. The fair values disclosed in the tables above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for certain mortgage banking activities, we wrote down certain finance receivables held for sale reported in our centralized real estate business segment to their fair value during 2009 and 2008 and recorded the writedowns in other revenues.

In accordance with the authoritative guidance for the accounting for the impairment of goodwill and other intangible assets, we wrote down goodwill and other intangible assets to zero fair value during 2008 reflecting our reduced discounted cash flow expectations. These writedowns were included in operating expenses. Prior to these impairment charges, goodwill and other intangible assets were reported under the following business segments:

		Other Intangible
(dollars in thousands)	Goodwill	Assets
Branch segment	$149,781	$ 1,103
Centralized real estate segment	77,134	11,732
Insurance segment	12,104	-
All other (Ocean)	101,575	90,261
Total	$340,594	$103,096

Notes to Consolidated Financial Statements, Continued

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

December 31,	2009		2008
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets Net finance receivables, less allowance for finance receivable losses	$17,306,700	$16,179,436	$23,458,949	$21,232,046
Cash and cash equivalents (excluding cash and cash equivalents in AIG pools and short-term investments)	1,275,719	1,275,719	831,108	831,108
Liabilities Long-term debt	17,743,343	14,941,477	20,980,980	10,374,214
Short-term debt	2,450,000	2,411,709	3,135,772	2,688,965
Off-balance sheet financial instruments Unused customer credit limits	-	-	-	-

FAIR VALUE MEASUREMENTS –

VALUATION METHODOLOGIES AND ASSUMPTIONS

We used the following methods and assumptions to estimate fair value.

Finance Receivables

We estimated fair values of net finance receivables, less allowance for finance receivable losses using projected cash flows, computed by category of finance receivable, discounted at the weighted-average interest rates offered in the market for similar finance receivables at the balance sheet date. We based cash flows on contractual payment terms adjusted for delinquencies and estimates of finance receivable losses. The fair value estimates do not reflect the value of the underlying customer relationships or the related distribution systems.

Real Estate Owned

We initially based our estimate of the fair value on third party appraisals at the time we took title to real estate owned. Subsequent changes in fair value are based upon management’s judgment of national and local economic conditions to estimate a price that would be received in a then current transaction to sell the asset.

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

Notes to Consolidated Financial Statements, Continued

Derivatives

Our derivatives are not traded on an exchange. The valuation model used to calculate fair value of our derivative instruments includes a variety of observable inputs, including contractual terms, interest rate curves, foreign exchange rates, yield curves, credit curves, measure of volatility, and correlations of such inputs. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk, as well as credit and market valuation adjustments. The credit valuation adjustment adjusts the valuation of derivatives to account for nonperformance risk of our counter-party with respect to all net derivative assets positions. The credit valuation adjustment also accounts for our own credit risk in the fair value measurement of all net derivative liabilities’ positions, when appropriate. The market valuation adjustment adjusts the valuation of derivatives to reflect the fact that we are an “end-user” of derivative products. As such, the valuation is adjusted to take into account the bid-offer spread (the liquidity risk), as we are not a dealer of derivative products.

Other Intangible Assets

Historically, we tested our other intangible assets for impairment during the first quarter of each year. We tested for impairment between these annual reviews if adverse changes developed in the underlying business. Accordingly, we performed an assessment of our other intangible assets to test for recoverability. The assessment of recoverability was based on our estimates. We compared projected undiscounted future cash flows to the carrying value of the asset group. When the test for recoverability identified that the carrying value of the asset group was not recoverable and the asset group’s fair value was measured in accordance with the fair value measurement framework, we recognized an impairment charge in operating expenses for the amount by which the carrying value of the asset group exceeded its estimated fair value. We calculated the amount of the impairment using the income approach. The income approach uses discounted cash flow projections. Based on our estimate of a market participant’s view of the risks associated with the projected cash flows, the discount rate used in these calculations was 20% when we wrote down other intangible assets to zero fair value in third quarter 2008.

Goodwill

Historically, we tested goodwill for impairment during the first quarter of each year. We tested for impairment between these annual reviews if adverse changes developed in the underlying business. Goodwill impairment testing was performed at the “reporting unit” level. We assigned goodwill to our reporting units at the date the goodwill was initially recorded. We recorded our goodwill in our branch, centralized real estate, and insurance business segments and all other reporting units (Ocean). Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

Notes to Consolidated Financial Statements, Continued

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

Long-term Debt

Where market-observable prices are not available, we estimated the fair values of long-term debt using projected cash flows discounted at each balance sheet date’s market-observable implicit-credit spread rates for our long-term debt and adjusted for foreign currency translations.

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

Note 30.  Legal Settlement

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

Notes to Consolidated Financial Statements, Continued

Note 31.  Subsequent Event

Transfer of Subsidiaries to AGFC

Effective January 1, 2010, AGFI contributed two of its wholly-owned subsidiaries to AGFC. The contribution included $300.3 million of finance receivables. At December 31, 2009, these subsidiaries owed an aggregate total of $278.9 million to AGFI under intercompany notes. As part of the January 1, 2010 transaction, AGFC established direct notes to the subsidiaries in the same amount and as a result, AGFI then reduced its intercompany borrowings from AGFC. Because the transaction was between entities under common control, we recorded the transaction by transferring the assets, liability, and equity from AGFI to AGFC at the carrying value that existed as of January 1, 2010.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of December 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

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

Item 9A(T).  Continued

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our internal control over financial reporting as of the end of each year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the internal control over financial reporting as of December 31, 2009, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the internal control over financial reporting was effective and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

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

(c)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 14.  Principal Accountant Fees and Services.

One of AIG’s Audit Committee’s duties is to oversee our independent accountants, PricewaterhouseCoopers LLP. AGFI does not have its own Audit Committee. AIG’s Audit Committee has adopted pre-approval policies and procedures regarding audit and non-audit services provided by PricewaterhouseCoopers LLP for AIG and its consolidated subsidiaries, including AGFI, and pre-approved 100% of AGFI’s audit-related fees in 2009 and 2008.

Independent accountant fees charged to AGFI and the related services were as follows:

Years Ended December 31,
(dollars in thousands)	2009	2008
Audit fees	$2,755	$1,905
Audit-related fees	-	150
Total	$2,755	$2,055

Audit fees in 2009 and 2008 were primarily for the audit of AGFI’s and AGFC’s Annual Reports on Form 10-K, quarterly review procedures in relation to AGFI’s and AGFC’s Quarterly Reports on Form 10-Q, statutory audits of insurance subsidiaries of AGFC, and audits of other subsidiaries of AGFC. AGFC is a separate SEC registrant and its fees are part of the total AGFI fee, representing 98% of the total audit fees for AGFI. Audit-related fees in 2008 were primarily for issuances of comfort letters. There were no tax fees or other fees in 2009 or 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)

(1) and (2)  The following consolidated financial statements of American General Finance, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets, December 31, 2009 and 2008

Consolidated Statements of Operations, years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Shareholder’s Equity, years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows, years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Comprehensive (Loss) Income, years ended December 31, 2009, 2008, and 2007

Notes to Consolidated Financial Statements

Schedule I--Condensed Financial Information of Registrant is included in Item 15(c).

All other financial statement schedules have been omitted because they are inapplicable.

(3)

Exhibits:

Exhibits are listed in the Exhibit Index beginning on page 164 herein.

(b)

Exhibits

The exhibits required to be included in this portion of Item 15 are submitted as a separate section of this report.

Item 15(c).

Schedule I – Condensed Financial Information of Registrant

American General Finance, Inc.

Condensed Balance Sheets

December 31,
(dollars in thousands)	2009	2008
Assets Cash and cash equivalents	$ 8,787	$ 60,927
Investment in subsidiaries	2,453,585	2,175,530
Notes receivable from subsidiaries	292,201	341,500
Other assets	15,056	196
Total assets	$2,769,629	$2,578,153
Liabilities and shareholder’s equity Long-term debt	$ -	$ 165,000
Short-term debt	851,988	751,664
Other liabilities	988	22,158
Total liabilities	852,976	938,822
Shareholder’s equity: Common stock	1,000	1,000
Additional paid-in capital	1,971,175	1,366,788
Other equity	1,846	(129,145)
(Accumulated deficit) retained earnings	(57,368)	400,688
Total shareholder’s equity	1,916,653	1,639,331
Total liabilities and shareholder’s equity	$2,769,629	$2,578,153

See Notes to Condensed Financial Statements.

Schedule I, Continued

American General Finance, Inc.

Condensed Statements of Operations

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Revenues Dividends received from subsidiaries	$ -	$ 570	$166,600
Interest and other	22,455	24,367	24,481
Total revenues	22,455	24,937	191,081
Expenses Interest expense	37,787	43,358	55,382
Operating expenses	37	55	26
Total expenses	37,824	43,413	55,408
(Loss) income before (benefit from) provision for income taxes and equity in overdistributed net income of subsidiaries	(15,369)	(18,476)	135,673
(Benefit from) provision for income taxes	(17,087)	10,308	(10,233)
Income (loss) before equity in overdistributed net income of subsidiaries	1,718	(28,784)	145,906
Equity in overdistributed net income of subsidiaries	(479,393)	(1,316,868)	(33,605)
Net (loss) income	$(477,675)	$(1,345,652)	$112,301

See Notes to Condensed Financial Statements.

Schedule I, Continued

American General Finance, Inc.

Condensed Statements of Cash Flows

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Cash flows from operating activities Net (loss) income	$(477,675)	$(1,345,652)	$ 112,301
Reconciling adjustments: Equity in overdistributed net income of subsidiaries	479,393	1,316,868	33,605
Change in other assets and other liabilities	(33,851)	31,620	5,785
Other, net	(4,630)	(9,278)	37,097
Net cash (used for) provided by operating activities	(36,763)	(6,442)	188,788
Cash flows from investing activities Capital contributions to subsidiaries	(604,387)	(218,000)	(115,000)
Change in notes receivable from subsidiaries	49,299	(17,459)	(18,435)
Net cash used for investing activities	(555,088)	(235,459)	(133,435)
Cash flows from financing activities Repayment of long-term debt	(165,000)	-	-
Change in short-term debt	100,324	77,029	37,148
Capital contributions from parent	604,387	220,000	126,000
Dividends paid	-	-	(213,005)
Net cash provided by (used for) financing activities	539,711	297,029	(49,857)
(Decrease) increase in cash and cash equivalents	(52,140)	55,128	5,496
Cash and cash equivalents at beginning of year	60,927	5,799	303
Cash and cash equivalents at end of year	$ 8,787	$ 60,927	$ 5,799

See Notes to Condensed Financial Statements.

Schedule I, Continued

American General Finance, Inc.

Notes to Condensed Financial Statements

December 31, 2009

Note 1.  Accounting Policies

AGFI records its investments in subsidiaries at cost plus the equity in (overdistributed) undistributed net income of subsidiaries since the date of incorporation or, if purchased, the date of the acquisition. You should read the condensed financial statements of the registrant in conjunction with AGFI’s consolidated financial statements.

Note 2.  Long-term Debt

We repaid our long-term debt in 2009.

Note 3.  Short-term Debt

Components of short-term debt were as follows:

December 31,
(dollars in thousands)	2009	2008
Notes payable to banks	$400,000	$400,000
Notes payable to subsidiaries	451,988	331,565
Commercial paper	-	20,099
Total	$851,988	$751,664

Note 4.  Subsidiary Lease Guarantee

AGFI guaranteed the lease payments for the headquarters office of WFI. The lease was to expire in 2015. Effective June 17, 2008, WFI ceased its wholesale originations (originations through mortgage brokers) but continued its retail originations (originations directly with consumers) at a substantially reduced level. As a result, the majority of WFI’s headquarters office was vacated in 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2010.

AMERICAN GENERAL FINANCE, INC.
By:	/s/	Donald R. Breivogel, Jr.
Donald R. Breivogel, Jr.
(Senior Vice President, Chief Financial Officer, and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2010.

/s/	Frederick W. Geissinger	/s/	William N. Dooley
	Frederick W. Geissinger		William N. Dooley
(Chairman, President, Chief Executive		(Director)
Officer, and Director - Principal Executive
Officer)
		/s/	Robert A. Gender
Robert A. Gender
/s/	Donald R. Breivogel, Jr.	(Director)
Donald R. Breivogel, Jr.
(Senior Vice President, Chief Financial Officer,
and Director – Principal Financial Officer)		/s/	David L. Herzog
David L. Herzog
(Director)
/s/	Leonard J. Winiger
Leonard J. Winiger
(Vice President, Controller, and Assistant		/s/	Alain M. Karaoglan
Secretary – Principal Accounting Officer)			Alain M. Karaoglan
(Director)

/s/	Bradford D. Borchers
	Bradford D. Borchers	/s/	Alan M. Pryor
(Director)			Alan M. Pryor
(Director)

/s/	Robert A. Cole
Robert A. Cole
(Director)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934.

No annual report to security-holders or proxy material has been sent to security-holders.

Exhibit Index

Exhibit

Number

(3)

a.

Amended and Restated Articles of Incorporation of American General Finance, Inc. dated October 8, 2009.

b.

Amended and Restated By-laws of American General Finance, Inc. dated October 8, 2009.

(4)

a.

The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of the Company’s long-term debt and of our consolidated subsidiaries. In the aggregate, the outstanding issuances of debt at December 31, 2009 under the following Indenture exceeds 10% of the Company’s total assets on a consolidated basis:

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

(10.3)

Commitment to Purchase Financial Instrument and Service Participation Agreement dated July 17, 2009 between MorEquity, Inc. and the Federal National Mortgage Association. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated July 17, 2009.

(10.4)

Mortgage Loan Purchase Agreement dated July 30, 2009 between MorEquity, Inc., American General Financial Services of Arkansas, Inc., American General Home Equity, Inc., American General Finance Corporation, and Third Street Funding LLC. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated July 30, 2009.

Exhibit Index (Continued)

Exhibit

Number

(10.5)

Purchase Agreement dated July 30, 2009 between Third Street Funding LLC and Credit Suisse Securities (USA) LLC. Incorporated by reference to Exhibit (10.2) to the Company’s Current Report on Form 8-K dated July 30, 2009.

(10.6)

Letter Agreement dated July 8, 2009 between PennyMac Loan Services, LLC; Credit Suisse; and American General Finance Corporation. Incorporated by reference to Exhibit (10.6) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

(10.7)

Demand Promissory Note between American General Finance Corporation and American International Group, Inc. dated August 11, 2009. Incorporated by reference to Exhibit (10.7) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

(10.8)

Pooling and Servicing Agreement dated July 30, 2009 between Third Street Funding LLC; Wells Fargo Bank, N.A.; PennyMac Loan Services, LLC; MorEquity, Inc.; Select Portfolio Servicing, Inc.; U.S. Bank National Association; and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit (10.8) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

(12)

Computation of ratio of earnings to fixed charges

(31.1)

Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of American General Finance, Inc.

(31.2)

Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of American General Finance, Inc.

(32)

Section 1350 Certifications