Form 10-Q
period 2011-03-31
SPRINGLEAF FINANCE INC
filed 2011-05-16
CIK 25600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended	March 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 2-82985 SPRINGLEAF FINANCE, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1313922
(State of Incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)
(812) 424-8031
(Registrant’s telephone number, including area code)
American General Finance, Inc.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Yes ☐      No ☑

At May 16, 2011, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

TABLE OF CONTENTS

AVAILABLE INFORMATION

Springleaf Finance, Inc. (SLFI) files annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the SEC). The SEC’s website, www.sec.gov, contains these reports and other information that registrants (including SLFI) file electronically with the SEC.

The following reports are available free of charge through our website, www.SpringleafFinancial.com (posted on the “About Us – Financial Information” section), as soon as reasonably practicable after we file them with or furnish them to the SEC:

•

Annual Reports on Form 10-K;

•

Quarterly Reports on Form 10-Q;

•

Current Reports on Form 8-K; and

•

any amendments to those reports.

In addition, our Code of Ethics for Principal Executive and Senior Financial Officers (the Code of Ethics) is posted on the “About Us – Financial Information” section of our website at www.SpringleafFinancial.com. We will post on our website any amendments to the Code of Ethics and any waivers that are required to be described.

The information on our website is not incorporated by reference into this report. The website addresses listed above are provided for the information of the reader and are not intended to be active links.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Revenues Finance charges	$495,462	$473,438
Insurance	28,486	31,520
Finance receivables held for sale originated as held for investment	-	10,871
Investment	7,790	7,651
Other	(7,948)	78,174
Total revenues	523,790	601,654
Expenses Interest expense	353,552	265,828
Operating expenses: Salaries and benefits	93,356	99,388
Other operating expenses	74,528	81,090
Provision for finance receivable losses	73,398	184,624
Insurance losses and loss adjustment expenses	12,595	15,584
Total expenses	607,429	646,514
Loss before benefit from income taxes	(83,639)	(44,860)
Benefit from income taxes	(30,722)	(52,487)
Net (loss) income	$ (52,917)	$ 7,627

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands)	Successor Company
	March 31, 2011	December 31, 2010
Assets Net finance receivables: Real estate loans (includes loans of consolidated VIEs of $2.2 billion in 2011 and 2010)	$10,972,708	$11,252,484
Non-real estate loans	2,509,830	2,615,969
Retail sales finance	433,040	491,185
Net finance receivables	13,915,578	14,359,638
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $0.4 million in 2011 and $0.1 million in 2010)	(25,610)	(7,120)
Net finance receivables, less allowance for finance receivable losses	13,889,968	14,352,518
Investment securities	722,225	745,846
Cash and cash equivalents	1,770,123	1,397,563
Restricted cash (includes restricted cash of consolidated VIEs of $23.4 million in 2011 and $30.9 million in 2010)	295,177	325,780
Other assets	792,068	1,439,243
Total assets	$17,469,561	$18,260,950
Liabilities and Shareholder’s Equity Long-term debt (includes debt of consolidated VIEs of $1.4 billion in 2011 and $1.5 billion in 2010)	$14,720,883	$15,168,034
Insurance claims and policyholder liabilities	330,954	340,203
Other liabilities	372,175	608,835
Deferred and accrued taxes	482,549	525,696
Total liabilities	15,906,561	16,642,768
Shareholder’s equity: Common stock	1,000	1,000
Additional paid-in capital	147,456	147,457
Accumulated other comprehensive loss	(4,698)	(2,434)
Retained earnings	1,419,242	1,472,159
Total shareholder’s equity	1,563,000	1,618,182
Total liabilities and shareholder’s equity	$17,469,561	$18,260,950

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Cash Flows from Operating Activities Net (loss) income	$ (52,917)	$ 7,627
Reconciling adjustments: Provision for finance receivable losses	73,398	184,624
Depreciation and amortization	50,700	36,189
Deferral of finance receivable origination costs	(8,832)	(7,917)
Deferred income tax benefit	(66,521)	(269)
Net realized losses on investment securities	2,170	5,244
Change in other assets and other liabilities	24,418	(42,950)
Writedowns and net loss on sales of real estate owned	13,512	11,185
Change in insurance claims and policyholder liabilities	(9,249)	(11,265)
Change in taxes receivable and payable	26,741	(51,415)
Change in accrued finance charges	15,313	17,987
Change in restricted cash	24,381	(985)
Other, net	799	787
Net cash provided by operating activities	93,913	148,842
Cash Flows from Investing Activities Finance receivables originated or purchased	(344,899)	(309,790)
Principal collections on finance receivables	747,043	901,808
Sales and principal collections on finance receivables held for sale originated as held for investment	-	25,518
Investment securities purchased	(4,300)	(56,011)
Investment securities called and sold	29,551	14,168
Investment securities matured	-	5,070
Change in notes receivable from AIG	468,662	1,550,906
Change in restricted cash	6,378	(24,680)
Proceeds from sale of real estate owned	48,340	56,265
Other, net	(2,049)	(2,524)
Net cash provided by investing activities	948,726	2,160,730
Cash Flows from Financing Activities Proceeds from issuance of long-term debt	-	498,066
Repayment of long-term debt	(670,458)	(841,704)
Change in short-term debt	-	(2,450,000)
Capital contributions from parent	-	11,033
Net cash used for financing activities	(670,458)	(2,782,605)
Effect of exchange rate changes	379	(377)
Increase (decrease) in cash and cash equivalents	372,560	(473,410)
Cash and cash equivalents at beginning of period	1,397,563	1,311,842
Cash and cash equivalents at end of period	$1,770,123	$ 838,432

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(dollars in thousands)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Net (loss) income	$(52,917)	$ 7,627
Other comprehensive loss: Net unrealized gains (losses) on: Investment securities on which other-than-temporary impairments were taken	-	4,736
All other investment securities	3,814	8,167
Swap agreements	(14,941)	(33,010)
Foreign currency translation adjustments	3,558	(8,544)
Income tax effect: Net unrealized (gains) losses on: Investment securities on which other-than-temporary impairments were taken	-	(1,658)
All other investment securities	(1,335)	(2,859)
Swap agreements	5,229	11,554
Valuation allowance on deferred tax assets for: Investment securities	-	220
Swap agreements	-	(11,554)
Other comprehensive loss, net of tax, before reclassification adjustments	(3,675)	(32,948)
Reclassification adjustments included in net (loss) income: Realized losses on investment securities	2,170	5,244
Income tax effect of realized losses on investment securities	(759)	(1,835)
Reclassification adjustments included in net (loss) income, net of tax	1,411	3,409
Other comprehensive loss, net of tax	(2,264)	(29,539)
Comprehensive loss	$(55,181)	$(21,912)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholder’s Equity

(Unaudited)

(dollars in thousands)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Common stock Balance at beginning of period	$ 1,000	$ 1,000
Balance at end of period	1,000	1,000
Additional paid-in capital Balance at beginning of period	147,457	1,971,175
Capital contributions from parent and other	(1)	11,028
Balance at end of period	147,456	1,982,203
Accumulated other comprehensive (loss) income Balance at beginning of period	(2,434)	1,846
Change in net unrealized gains (losses): Investment securities	3,890	12,015
Swap agreements	(9,712)	(33,010)
Foreign currency translation adjustments	3,558	(8,544)
Other comprehensive loss, net of tax	(2,264)	(29,539)
Balance at end of period	(4,698)	(27,693)
Retained earnings (accumulated deficit) Balance at beginning of period	1,472,159	(57,368)
Net (loss) income	(52,917)	7,627
Balance at end of period	1,419,242	(49,741)
Total shareholder’s equity	$1,563,000	$1,905,769

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2011

Note 1.  Basis of Presentation

Until November 30, 2010, Springleaf Finance, Inc. (SLFI or, collectively with its subsidiaries, whether directly or indirectly owned, the Company, we, or our) (formerly American General Finance, Inc.) was a direct wholly owned subsidiary of AIG Capital Corporation (ACC), a direct wholly owned subsidiary of American International Group, Inc. (AIG), a Delaware corporation. On August 11, 2010, AIG and FCFI Acquisition LLC (FCFI), an affiliate of Fortress Investment Group LLC (Fortress), announced a definitive agreement (Stock Purchase Agreement) whereby FCFI would indirectly acquire an 80% economic interest in SLFI from ACC (the FCFI Transaction). AIG, through ACC, indirectly retained a 20% economic interest in SLFI. On November 30, 2010 and immediately prior to the consummation of the FCFI Transaction, ACC contributed all of its outstanding shares of common stock in SLFI to AGF Holding Inc. (AGF Holding), a wholly owned subsidiary of ACC. In accordance with the Stock Purchase Agreement, it was necessary that this restructuring be completed prior to the closing of the FCFI Transaction. AIG then caused ACC to sell to FCFI 80% of the outstanding shares of AGF Holding. SLFI’s principal subsidiary is Springleaf Finance Corporation (SLFC) (formerly American General Finance Corporation).

We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States of America (GAAP). These statements are unaudited. The statements include the accounts of SLFI and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. To conform to the 2011 presentation, we reclassified certain items in the prior period.

Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, we applied push-down accounting to SLFI and SLFC as the acquired businesses. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards (push-down accounting). Accordingly, a new basis of accounting was established and, for accounting purposes, the old entity (the Predecessor Company) was terminated and a new entity (the Successor Company) was created. This distinction is made throughout this Quarterly Report on Form 10-Q through the inclusion of a vertical black line between the Predecessor Company and the Successor Company columns.

As a result of the application of push-down accounting, the bases of the assets and liabilities of the Successor Company are not comparable to those of the Predecessor Company, nor would the income statement items for the three months ended March 31, 2011 have been the same as those reported if push-down accounting had not been applied.

Note 2.  Recent Accounting Standards

We will adopt the following accounting standards in the future:

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standards Board (FASB) issued an accounting standard update that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The new standard clarifies how to determine whether the costs incurred in connection with the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The new standard is effective for interim and annual periods beginning on January 1, 2012 with early adoption permitted. Prospective or retrospective application is permitted. The adoption of this new standard will not have a material effect on our consolidated financial condition, results of operations, or cash flows.

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued an accounting standard that clarifies which loan modifications constitute troubled debt restructurings (TDR). In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession; and (2) the debtor is experiencing financial difficulties. This standard amends the accounting guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The new standard is effective for the first interim or annual period beginning on or after June 15, 2011. Early application is permitted. The adoption of this new standard will not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued an amendment to existing criteria for determining whether or not a transferor has retained effective control over securities sold under agreements to repurchase. A secured borrowing is recorded when effective control over the transferred financial assets is maintained while a sale is recorded when effective control over the transferred financial assets has not been maintained. The amendment removes the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The collateral maintenance implementation guidance related to this criterion also is removed. The collateral maintenance implementation guidance was a requirement of the transferor to demonstrate that it possessed adequate collateral to fund substantially all the cost of purchasing the replacement financial assets. The amendment is effective for us beginning January 1, 2012. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We are in the process of reviewing the potential impact to us.

Note 3.  Finance Receivables

Components of net finance receivables by type were as follows:

(dollars in thousands)	Real	Non-Real	Retail
	Estate Loans	Estate Loans	Sales Finance	Total
Successor Company March 31, 2011 Gross receivables	$10,911,816	$2,745,108	$474,089	$14,131,013
Unearned finance charges and points and fees	(14,057)	(276,297)	(44,450)	(334,804)
Accrued finance charges	74,766	31,004	3,401	109,171
Deferred origination costs	186	10,015	-	10,201
Premiums, net of discounts	(3)	-	-	(3)
Total	$10,972,708	$2,509,830	$433,040	$13,915,578
Successor Company December 31, 2010 Gross receivables	$11,197,768	$2,853,633	$536,144	$14,587,545
Unearned finance charges and points and fees	(15,963)	(274,907)	(48,386)	(339,256)
Accrued finance charges	70,654	33,747	3,427	107,828
Deferred origination costs	25	3,496	-	3,521
Total	$11,252,484	$2,615,969	$491,185	$14,359,638

Included in the table above are real estate finance receivables associated with securitizations that remain on our balance sheet totaling $2.2 billion at March 31, 2011 and December 31, 2010. See Note 4 and Note 9 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables that have been pledged as collateral for our secured term loan totaling $7.4 billion at March 31, 2011 and December 31, 2010.

Unused credit limits extended to customers by the Company totaled $182.0 million at March 31, 2011 and $162.3 million at December 31, 2010. All unused credit limits, in part or in total, can be cancelled at the discretion of the Company.

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables by portfolio segment and by class were as follows:

(dollars in thousands)	Branch	Centralized	Branch Non-	Branch
	Real Estate	Real Estate	Real Estate	Retail
Successor Company March 31, 2011 Prime	$1,038,009	$3,424,429	$ 507,664	$185,474
Non-prime	1,134,183	895,005	569,815	62,590
Sub-prime	4,001,621	350,410	1,422,014	184,094
Other/FICO unavailable	927	729	10,337	882
Total	$6,174,740	$4,670,573	$2,509,830	$433,040
Successor Company December 31, 2010 Prime	$1,067,320	$3,535,214	$ 528,435	$220,677
Non-prime	1,162,387	912,835	592,163	72,261
Sub-prime	4,099,761	357,870	1,482,975	197,484
Other/FICO unavailable	991	418	12,396	762
Total	$6,330,459	$4,806,337	$2,615,969	$491,184

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
	Real Estate	Real Estate	Real Estate	Retail
Successor Company March 31, 2011 Prime	3.63%	7.58%	1.82%	3.48%
Non-prime	5.47	13.21	2.72	5.31
Sub-prime	6.61	13.57	4.22	4.63
Other/FICO unavailable	3.87	21.41	3.97	3.64
Total	5.91	9.12	3.40	4.23
Successor Company December 31, 2010 Prime	3.61%	7.31%	2.04%	3.95%
Non-prime	5.21	12.39	3.11	6.32
Sub-prime	6.89	12.43	4.75	5.71
Other/FICO unavailable	3.81	-	N/M*	6.94
Total	6.03	8.67	3.84	5.01

*

Not meaningful

Our net finance receivables by performing and nonperforming (nonaccrual) by portfolio segment and by class were as follows:

(dollars in thousands)	Branch	Centralized	Branch Non-	Branch
	Real Estate	Real Estate	Real Estate	Retail
Successor Company March 31, 2011 Performing	$5,929,089	$4,334,402	$2,475,690	$428,126
Nonperforming	245,651	336,171	34,140	4,914
Total	$6,174,740	$4,670,573	$2,509,830	$433,040
Successor Company December 31, 2010 Performing	$6,101,243	$4,490,825	$2,590,614	$ 488,377
Nonperforming	229,216	315,512	25,355	2,807
Total	$6,330,459	$4,806,337	$2,615,969	$ 491,184

Our delinquency by portfolio segment and by class were as follows:

(dollars in thousands)	Branch	Centralized	Branch Non-	Branch
	Real Estate	Real Estate	Real Estate	Retail
Successor Company March 31, 2011 Unpaid principal balance: 30-59 days past due	$ 117,354	$ 135,319	$ 35,874	$ 8,731
60-89 days past due	65,188	78,017	20,252	5,639
Greater than 90 days	356,414	460,598	76,247	16,002
Total past due	538,956	673,934	132,373	30,372
Current	6,600,489	5,229,511	2,701,570	481,588
Total	$7,139,445	$5,903,445	$2,833,943	$511,960
Successor Company December 31, 2010 Unpaid principal balance: 30-59 days past due	$ 129,420	$ 110,552	$ 44,748	$ 13,279
60-89 days past due	78,180	85,146	27,498	8,651
Greater than 90 days	364,391	441,885	86,816	20,779
Total past due	571,991	637,583	159,062	42,709
Current	6,762,015	5,442,582	2,814,633	545,159
Total	$7,334,006	$6,080,165	$2,973,695	$587,868

As a result of the FCFI Transaction, we evaluated the credit quality of our finance receivable portfolio in order to identify finance receivables that, as of the acquisition date, have evidence of credit quality deterioration.

We include the carrying amount (which initially was the fair value) of these credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses. Prepayments reduce the outstanding balance, contractual cash flows, and cash flows expected to be collected. Information regarding these credit impaired finance receivables was as follows:

(dollars in thousands)	Successor Company
	March 31, 2011	December 31, 2010
Carrying amount, net of allowance	$1,730,639	$1,847,175
Outstanding balance	$2,512,768	$2,680,421
Allowance for credit impaired finance receivable losses	$ -	$ -

We did not create an allowance for credit impaired finance receivable losses in the first quarter of 2011 since the net carrying value of these credit impaired finance receivables was less than the present value.

Changes in accretable yield of these finance receivables were as follows:

(dollars in thousands)	Successor Company	Predecessor Company
At or for the Three Months Ended March 31,	2011	2010*
Balance at beginning of period	$644,681	$ -
Additions	-	-
Accretion	(35,848)	-
Reclassifications from (to) nonaccretable difference	-	-
Disposals	(13,782)	-
Balance at end of period	$595,051	$ -

*

Prior to the FCFI Transaction, the accretable yield of our credit impaired finance receivables was immaterial.

FICO-delineated prime, non-prime, and sub-prime categories for credit impaired finance receivables by portfolio segment and by class were as follows:

(dollars in thousands)	Branch	Centralized	Branch Non-	Branch
	Real Estate	Real Estate	Real Estate	Retail
Successor Company March 31, 2011 Prime	$ 62,363	$ 593,800	$ 361	$ 11
Non-prime	112,812	287,444	762	9
Sub-prime	549,390	119,578	3,880	47
Other/FICO unavailable	179	-	2	-
Total	$724,744	$1,000,822	$ 5,005	$ 67
Successor Company December 31, 2010 Prime	$ 68,125	$ 627,177	$ 2,182	$ 566
Non-prime	120,470	297,927	4,317	374
Sub-prime	581,581	122,403	19,646	2,205
Other/FICO unavailable	179	-	9	14
Total	$770,355	$1,047,507	$26,154	$3,159

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for credit impaired finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
	Real Estate	Real Estate	Real Estate	Retail
Successor Company March 31, 2011 Prime	22.93%	29.53%	80.74%	66.21%
Non-prime	21.04	30.00	81.95	66.17
Sub-prime	19.89	27.44	80.62	57.18
Other/FICO unavailable	62.88	-	100.00	69.59
Total	20.34	29.42	80.83	59.88
Successor Company December 31, 2010 Prime	29.49%	33.69%	94.63%	93.40%
Non-prime	24.95	32.57	93.69	90.28
Sub-prime	24.43	31.18	92.44	89.50
Other/FICO unavailable	62.92	-	100.00	88.37
Total	24.97	33.08	92.83	90.31

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

Information regarding TDR finance receivables (which are all real estate loans) was as follows:

(dollars in thousands)	Successor Company
	March 31, 2011	December 31, 2010
TDR net finance receivables	$95,384	$28,195
TDR net finance receivables that have an allowance	$95,384	$28,195
Allowance for TDR finance receivable losses	$12,410	$ 2,835

As a result of the FCFI Transaction, all TDR finance receivables that existed as of November 30, 2010 were reclassified to and are accounted for prospectively as credit impaired finance receivables. We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

(dollars in thousands)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
TDR average net receivables	$72,165	$1,530,113

TDR finance charges recognized	$ 723	$ 19,738

In third quarter 2009, MorEquity, Inc. (MorEquity) entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association as financial agent for the United States Department of the Treasury, which provides for participation in the Home Affordable Modification Program (HAMP). MorEquity entered into the Agreement as the servicer with respect to our centralized real estate finance receivables, with an effective date of September 1, 2009. On February 1, 2011, MorEquity entered into Subservicing Agreements for the servicing of its centralized real estate finance receivables with Nationstar Mortgage LLC (Nationstar), a non-subsidiary affiliate of SLFC. In light of the subservicing transfer and the fact that MorEquity no longer is servicing loans, it has requested that the Agreement be terminated. “Eligible Loans” subserviced by Nationstar would still be subject to HAMP. As of March 31, 2011, MorEquity had completed 1,250 HAMP modifications and 150 trial HAMP modifications were in process.

Other subsidiaries of the Company have not entered into HAMP but operate a proprietary loan modification/loss mitigation program.

Note 4.  On-Balance Sheet Securitization Transactions

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to variable interest entities (VIEs) for securitization transactions. These securitization transactions do not satisfy the requirements for accounting sale treatment because the securitization trusts do not have the right to freely pledge or exchange the transferred assets. We also have significant discretion for working out and disposing of defaulted real estate loans and disposing of any foreclosed real estate held by the VIEs. Since the transactions do not meet all of the criteria for sale accounting treatment, the securitized assets and related liabilities are included in our financial statements and are accounted for as secured borrowings.

Our on-balance sheet securitizations of real estate loans and the related debt were as follows:

(dollars in thousands)	Real Estate Loans	Long-term Debt
Successor Company March 31, 2011 2003 securitization	$ 15,077	$ 16,117
2006 securitization	162,980	200,128
2009 securitization	1,277,588	816,889
2010 securitization	723,307	396,820
Successor Company December 31, 2010 2003 securitization	$ 16,147	$ 17,249
2006 securitization	171,989	209,795
2009 securitization	1,316,280	876,607
2010 securitization	740,794	423,119

We have limited continued involvement with the finance receivables that have been included in these securitization transactions. Our 2009 securitization transaction utilizes a third-party servicer to service the finance receivables. Although we have servicer responsibilities for the finance receivables for our other existing securitization transactions, effective February 1, 2011, Nationstar began subservicing the finance receivables for the 2006 and 2010 securitization transactions. In the case of each existing securitization transaction, the related finance receivables have been legally isolated and are only available for payment of the debt and other obligations issued or arising in the applicable securitization transaction. The cash and cash equivalent balances relating to securitization transactions are used only to support the on-balance sheet securitization transactions and are recorded as restricted cash. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in our securitization transactions. The asset-backed debt has been issued by consolidated VIEs.

Note 5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses and net finance receivables by portfolio segment and by class were as follows:

(dollars in thousands)	Branch	Centralized	Branch Non-	Branch		Consolidated
	Real Estate	Real Estate	Real Estate	Retail	All Other	Total
Successor Company Three Months Ended March 31, 2011 Balance at beginning of period	$ 2,465	$ 488	$ 4,111	$ 56	$ -	$ 7,120
Provision for finance receivable losses (a)	19,363	27,449	21,295	5,291	-	73,398
Charge-offs	(18,960)	(25,078)	(22,355)	(8,808)	-	(75,201)
Recoveries (b)	6,769	151	9,708	3,665	-	20,293
Balance at end of period	$ 9,637	$ 3,010	$ 12,759	$ 204	$ -	$ 25,610
Net finance receivables	$6,174,740	$4,670,573	$2,509,830	$433,040	$127,395	$13,915,578
Predecessor Company Three Months Ended March 31, 2010 Balance at beginning of period	$ 633,172	$ 536,440	$ 291,995	$ 67,364	$ 3,514	$ 1,532,485
Provision for finance receivable losses	5,712	103,676	57,468	17,523	245	184,624
Charge-offs	(67,562)	(41,921)	(64,624)	(26,716)	61	(200,762)
Recoveries	2,510	803	9,574	3,245	6	16,138
Balance at end of period	$ 573,832	$ 598,998	$ 294,413	$ 61,416	$ 3,826	$ 1,532,485
Net finance receivables	$7,754,126	$6,398,948	$2,963,373	$896,241	$118,963	$18,131,651

(a)

Provision for finance receivable losses for the Successor Company includes $37.4 million of net charge-offs on credit impaired finance receivables, $17.4 million on non-credit impaired finance receivables, and $0.1 million for new origination activity and TDR activity during the three months ended March 31, 2011. As a result of charging off the non-credit impaired finance receivables, $15.3 million of valuation discount accretion was accelerated and is included as a component of finance charges within revenues.

(b)

Successor Company includes $5.0 million of recoveries ($2.9 million branch real estate loan recoveries, $1.9 million branch non-real estate loan recoveries, and $0.2 million branch retail sales finance recoveries) as a result of a settlement of claims relating to our February 2008 purchase of Equity One, Inc.’s consumer branch finance receivable portfolio.

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

Note 6.  Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities by type, which are classified as available-for-sale, were as follows:

(dollars in thousands)	Cost/ Amortized	Unrealized	Unrealized	Fair	Other- Than- Temporary Impairments
	Cost	Gains	Losses	Value	in AOCI(L) (a)
Successor Company March 31, 2011 Fixed maturity investment securities: Bonds: U.S. government and government sponsored entities	$ 9,518	$ -	$ (265)	$ 9,253	$ -
Obligations of states, municipalities, and political subdivisions	222,868	473	(3,029)	220,312	-
Corporate debt	341,851	2,342	(6,378)	337,815	-
Mortgage-backed, asset-backed, and collateralized: RMBS	96,486	1,506	(810)	97,182	-
CMBS	16,744	2,594	(80)	19,258	-
CDO/ABS	23,993	673	(357)	24,309	-
Total	711,460	7,588	(10,919)	708,129	-
Preferred stocks	4,960	-	(394)	4,566	-
Other long-term investments (b)	4,357	3,131	-	7,488	-
Common stocks	676	9	(2)	683	-
Total	$721,453	$10,728	$(11,315)	$720,866	$ -
Successor Company December 31, 2010 Fixed maturity investment securities: Bonds: U.S. government and government sponsored entities	$ 9,566	$ -	$ (174)	$ 9,392	$ -
Obligations of states, municipalities, and political subdivisions	226,023	201	(2,257)	223,967	-
Corporate debt	345,735	3,098	(6,084)	342,749	-
Mortgage-backed, asset-backed, and collateralized: RMBS	129,411	201	(1,486)	128,126	-
CMBS	10,064	492	(90)	10,466	-
CDO/ABS	17,980	113	(158)	17,935	-
Total	738,779	4,105	(10,249)	732,635	-
Preferred stocks	4,959	-	(206)	4,753	-
Other long-term investments (b)	6,653	-	(221)	6,432	-
Common stocks	676	1	-	677	-
Total	$751,067	$ 4,106	$(10,676)	$744,497	$ -

(a)

In 2011, we reclassified $0.1 million of previously recorded other-than-temporary impairments in accumulated other comprehensive loss to unrealized gains on investment securities in accumulated other comprehensive loss to reflect the proper classification of these investment securities.

(b)

Excludes interest in a limited partnership that we account for using the equity method ($1.4 million at March 31, 2011 and December 31, 2010).

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

(dollars in thousands)	12 Months or Less		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Successor Company March 31, 2011 Bonds: U.S. government and government sponsored entities	$ 8,993	$ (265)	$ -	$ -	$ 8,993	$ (265)
Obligations of states, municipalities, and political subdivisions	155,486	(3,029)	-	-	155,486	(3,029)
Corporate debt	234,305	(6,378)	-	-	234,305	(6,378)
RMBS	73,775	(810)	-	-	73,775	(810)
CMBS	1,583	(80)	-	-	1,583	(80)
CDO/ABS	13,795	(357)	-	-	13,795	(357)
Total	487,937	(10,919)	-	-	487,937	(10,919)
Preferred stocks	4,566	(394)	-	-	4,566	(394)
Other long-term investments	29	-	-	-	29	-
Common stocks	3	(2)	-	-	3	(2)
Total	$492,535	$(11,315)	$ -	$ -	$492,535	$(11,315)
Successor Company December 31, 2010 Bonds: U.S. government and government sponsored entities	$ 9,392	$ (174)	$ -	$ -	$ 9,392	$ (174)
Obligations of states, municipalities, and political subdivisions	207,378	(2,257)	-	-	207,378	(2,257)
Corporate debt	273,766	(6,084)	-	-	273,766	(6,084)
RMBS	111,384	(1,486)	-	-	111,384	(1,486)
CMBS	7,966	(90)	-	-	7,966	(90)
CDO/ABS	10,128	(158)	-	-	10,128	(158)
Total	620,014	(10,249)	-	-	620,014	(10,249)
Preferred stocks	4,753	(206)	-	-	4,753	(206)
Other long-term investments	6,403	(221)	-	-	6,403	(221)
Total	$631,170	$(10,676)	$ -	$ -	$631,170	$(10,676)

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

We did not recognize in earnings the unrealized losses on fixed-maturity securities at March 31, 2011, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities (that is, they are not credit impaired).

As of March 31, 2011 and December 31, 2010, we had no investment securities which had been in an unrealized loss position of more than 50% for more than 12 months. As part of our credit evaluation procedures applied to investment securities, we consider the nature of both the specific securities and the general market conditions for those securities. Based on management’s analysis, we continue to believe the expected cash flows from our investment securities will be sufficient to recover the amortized cost of our investment. We continue to monitor these positions for potential credit impairments.

At March 31, 2011, we had no unrealized losses on investment securities for which an other-than-temporary impairment was recognized. In 2011, we reclassified $0.4 million in unrealized losses on investment securities, previously classified as other-than-temporarily impaired, to unrealized losses on all other investment securities to reflect the proper classification of these investment securities for which no other-than-temporary impairment was recognized.

Components of the other-than-temporary impairment charges on investment securities were as follows:

(dollars in thousands)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Total other-than-temporary impairment losses	$(1,929)	$(1,806)
Portion of loss recognized in accumulated other comprehensive loss	-	(2,442)
Net impairment losses recognized in net (loss) income	(1,929)	(4,248)

Changes in credit impairments recognized in earnings on investment securities for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive loss were as follows:

(dollars in thousands)	Successor Company	Predecessor Company
At or for the Three Months Ended March 31,	2011	2010
Balance at beginning of period*	$ -	$3,150
Additions: Due to other-than-temporary impairments: Not previously impaired/impairment not previously recognized	1,929	9
Previously impaired/impairment previously recognized	-	4,235
Reductions: Realized due to sales with no prior intention to sell	-	-
Realized due to intention to sell	-	-
Accretion of credit impaired securities	-	(26)
Balance at end of period	$1,929	$7,368

*

In 2011, we reclassified $31,000 of the balance at the beginning of the 2011 period, which was previously recorded as accretion of credit impaired securities, to interest income on all other investment securities to reflect the proper classification of these investment securities for which no other-than-temporary impairment was recognized.

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized losses were as follows:

(dollars in thousands)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Fair value	$27,329	$84,051
Realized gains	$ 78	$ 37
Realized losses	(319)	(65)
Net realized losses	$ (241)	$ (28)

Contractual maturities of fixed-maturity investment securities at March 31, 2011 were as follows:

(dollars in thousands)	Fair	Amortized
March 31, 2011	Value	Cost
Fixed maturities, excluding mortgage-backed securities: Due in 1 year or less	$ 17,758	$ 17,802
Due after 1 year through 5 years	152,283	153,782
Due after 5 years through 10 years	215,027	217,841
Due after 10 years	182,312	184,812
Mortgage-backed securities	140,749	137,223
Total	$708,129	$711,460

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Note 7.  Restricted Cash

Restricted cash at March 31, 2011 and December 31, 2010 included funds related to our $3.0 billion secured term loan executed in April 2010, funds to be used for future debt payments relating to our securitization transactions (see Note 4), and escrow deposits.

Note 8.  Related Party Transactions

AFFILIATE LENDING

Prior to the FCFI Transaction, SLFC made loans to AIG under demand note agreements as a short-term investment source for cash. Interest revenue on notes receivable from AIG totaled zero for the three months ended March 31, 2011 and $2.4 million for the three months ended March 31, 2010.

COST SHARING AGREEMENTS

Prior to the FCFI Transaction, we were party to cost sharing agreements, including tax sharing arrangements, with AIG. Generally, these agreements provided for the allocation of shared corporate costs based upon a proportional allocation of costs to all AIG subsidiaries. See Note 12 for further information on the tax sharing arrangements

We also reimburse AIG Federal Savings Bank (AIG Bank), a subsidiary of AIG, for costs associated with a remediation program related to a Supervisory Agreement among AIG Bank, Wilmington Finance, Inc. (WFI), SLFI, and the Office of Thrift Supervision dated June 7, 2007 (the Supervisory Agreement). As of March 31, 2011, we have made reimbursements of $61.9 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement. At March 31, 2011, the remaining reserve, which reflects management’s best estimate of the expected costs of the remediation program, totaled $1.4 million.

REINSURANCE AGREEMENTS

Merit Life Insurance Co. (Merit), a wholly-owned subsidiary of SLFC, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Reserves on the books of Merit for reinsurance agreements with subsidiaries of AIG totaled $50.5 million at March 31, 2011 and $51.2 million at December 31, 2010.

DERIVATIVES

At March 31, 2011 all of our derivative financial instruments were with AIG Financial Products Corp. (AIGFP), a subsidiary of AIG. At December 31, 2010 all but one of our derivative financial instruments were with AIGFP. This contract was terminated in March 2011 due to the sale of the related note receivable from AIG. See Note 10 for further information on our derivatives.

SUBSERVICING AND REFINANCE AGREEMENTS

Effective February 1, 2011, Nationstar began subservicing the centralized real estate loans of MorEquity and two other subsidiaries of SLFC (collectively, the Owners). In addition, Nationstar began subservicing certain real estate loans that MorEquity had been servicing in conjunction with the 2006 and 2010 securitization of these real estate loans and began refinancing certain first lien mortgage loans. During the three months ended March 31, 2011, the Owners paid Nationstar $2.2 million in fees for its subservicing services and $0.7 million to pay closing costs and reduce the principal amount of refinancings.

Note 9.  VIEs

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

The asset-backed securities are backed by the expected cash flows from securitized real estate loans. Other than servicing fees and prepayment penalties (for our 2003 and 2006 securitizations only), payments from these real estate loans are not available to us until the repayment of the debt issued in connection with the securitization transactions has occurred. We recorded these transactions as “on-balance sheet” secured financings because the transfer of these real estate loans to the trusts did not qualify for sale accounting treatment. We retain interests in these securitization transactions, including senior and subordinated securities issued by the VIEs and residual interests. We retain credit risk in the securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. At March 31, 2011, these retained interests were primarily comprised of $1.4 billion, or 37%, of the assets transferred in connection with the on-balance sheet securitizations. We expect that any credit losses in the pools of securitized assets would likely be limited to our retained interests. We have no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default. See Note 4 for further discussion regarding these securitization transactions.

The total consolidated VIE assets and liabilities associated with our securitization transactions were as follows:

(dollars in thousands)	Successor Company
	March 31, 2011	December 31, 2010

Assets:
Finance receivables	$2,178,952	$2,245,210
Allowance for finance receivable losses	421	80
Restricted cash	23,429	30,946

Liabilities
Long-term debt	$1,429,954	$1,526,770

We had no off-balance sheet exposure associated with our variable interests in the consolidated VIEs. No additional support to these VIEs beyond what was previously contractually required has been provided by us. Consolidated interest expense related to these VIEs for the three months ended March 31, 2011 and 2010 totaled $18.3 million and $42.8 million, respectively.

UNCONSOLIDATED VIE

We have established a VIE, primarily related to a debt issuance, of which we are not the primary beneficiary, and in which we do not have a variable interest. Therefore, we do not consolidate such entity. We calculate our maximum exposure to loss primarily to be the amount of debt issued to or equity invested in a VIE. Our on-balance sheet maximum exposure to loss associated with this unconsolidated VIE was $171.5 million at March 31, 2011 and December 31, 2010. We had no off-balance sheet exposure to loss associated with this VIE at March 31, 2011 or December 31, 2010.

Note 10.  Derivative Financial Instruments

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

While all of our interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under GAAP. At March 31, 2011, equity-indexed debt and related swaps were immaterial.

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

Fair value of derivative instruments presented on a gross basis by type were as follows:

	Successor Company
	March 31, 2011			December 31, 2010
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Hedging Instruments Cross currency and cross currency interest rate	$1,226,250	$174,386	$ -	$1,226,250	$114,001	$ -
Interest rate	850,000	-	31,016	850,000	-	40,057
Total	2,076,250	174,386	31,016	2,076,250	114,001	40,057
Non-Designated Hedging Instruments Cross currency and cross currency interest rate	644,250	99,921	-	644,250	75,159	-
Interest rate	-	-	-	468,000	1,148	-
Equity-indexed	6,886	1,731	137	6,886	1,720	213
Total	651,136	101,652	137	1,119,136	78,027	213
Total derivative instruments*	$2,727,386	$276,038	$31,153	$3,195,386	$192,028	$40,270

*

Master netting arrangements had no effect.

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income or loss (effective portion), reclassified from accumulated other comprehensive income or loss into other revenues (effective portion), and recognized in other revenues (ineffective portion) were as follows:

(dollars in thousands)	Effective		Ineffective
	AOCI(L)*	From AOCI(L) to Revenues	Revenues
Successor Company Three Months Ended March 31, 2011 Interest rate	$ (2,165)	$ (476)	$(2,524)
Cross currency and cross currency interest rate	65,611	78,863	460
Total	$63,446	$78,387	$(2,064)
Predecessor Company Three Months Ended March 31, 2010 Interest rate	$ 7,406	$ 2,356	$ (826)
Cross currency and cross currency interest rate	34,248	72,308	(6,398)
Total	$41,654	$74,664	$(7,224)

* accumulated other comprehensive income (loss)

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings in other revenues. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

At March 31, 2011, we expect $9.6 million of the deferred net loss on cash flow hedges to be reclassified from accumulated other comprehensive loss to earnings during the next twelve months.

For the three months ended March 31, 2011, there were no instances in which we reclassified amounts from accumulated other comprehensive income or loss to earnings as a result of a discontinuance of a cash flow hedge due to it becoming probable that the original forecasted transaction would not occur at the end of the originally specified time period.

The amount recognized in other revenues for non-designated hedging instruments were as follows:

(dollars in thousands)	Non-Designated Hedging
Instruments
Successor Company Three Months Ended March 31, 2011
Cross currency and cross currency interest rate	$38,248
Equity-indexed	80
Total	$38,328
Predecessor Company Three Months Ended March 31, 2010
Cross currency and cross currency interest rate	$46,064
Equity-indexed	82
Total	$46,146

During the three months ended March 31, 2011, we recognized a mark to market gain of $19.5 million on our non-designated cross currency derivative. During the three months ended March 31, 2010, we recognized gains of $68.8 million on the release of other comprehensive income related to cash flow hedge maturities, partially offset by a mark to market loss of $34.3 million on our non-designated cross currency derivative. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

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

Credit valuation adjustment (losses) gains recorded in other revenues for our non-designated derivative and in accumulated other comprehensive income or loss for our cash flow hedges were as follows:

(dollars in thousands)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Credit valuation adjustment (losses) gains: Non-designated derivative	$(1,997)	$ 9,052
Cash flow hedges	$(3,558)	$17,216

If we do not exit these derivatives prior to maturity and no counterparty defaults occur, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We currently do not anticipate exiting these derivatives for the foreseeable future. These derivatives are with AIGFP, a subsidiary of AIG.

See Note 16 for information on how we determine fair value on our derivative financial instruments.

Note 11.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

(dollars in thousands)	Successor Company
	March 31, 2011	December 31, 2010
Net unrealized (losses) gains on: Investment securities	$ (382)	$(4,272)
Swap agreements	(8,685)	1,027
Foreign currency translation adjustments	3,944	386
Retirement plan liabilities adjustment	425	425
Accumulated other comprehensive loss	$(4,698)	$(2,434)

Note 12.  Income Taxes

Benefit from income taxes decreased for the three months ended March 31, 2011 when compared to the same period in 2010 as a result of the FCFI Transaction and the resulting changes in the book and tax basis of our assets and liabilities. The Company was in a net deferred tax liability position at March 31, 2011, and based on the timing and reversal of the deferred tax liabilities, we have concluded that a valuation allowance was required on our United Kingdom operations of $1.7 million, but no valuation allowance was required on our remaining gross deferred tax assets.

Before the FCFI Transaction, the Company was in a net deferred tax asset position and, excluding the foreign operations, the assets were subject to a full valuation allowance.

Benefit from income taxes for the three months ended March 31, 2010 reflected AIG’s projection that it would have sufficient taxable income in 2010 to utilize our 2010 estimated tax losses. As a result, we had classified $55.2 million of our 2010 losses as a current tax receivable. In connection with the closing of the FCFI Transaction on November 30, 2010, AIG and SLFI amended their tax sharing agreement, which terminated on the closing, (1) to provide that the parties’ payment obligations under the tax sharing agreement were limited to the payments required to be made by AIG to SLFI with respect to the 2009 taxable year, and (2) to include the terms of the promissory note to be issued by AIG in satisfaction of its 2009 taxable year payment obligation to SLFI. At December 31, 2010, note receivable from AIG relating to the 2009 taxable year totaled $470.2 million. On March 24, 2011, SLFI sold its $468.7 million note receivable from AIG at a net price after transaction fees of $469.8 million. Due to the amendment of the tax sharing agreement, SLFI did not receive the payment for the tax period ending November 30, 2010. As a result, we recorded a dividend to AIG for the amount of the income tax receivable at the closing of the FCFI Transaction.

Note 13.  Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities was as follows:

(dollars in thousands)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Transfer of finance receivables held for sale to finance receivables held for investment	$ -	$170,674
Transfer of finance receivables to real estate owned	$57,754	$ 70,106

Note 14.  Segment Information

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

•

purchase retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants; and

•

purchased private label finance receivables originated by AIG Bank under a participation agreement which we terminated on September 30, 2010.

To supplement our lending and retail sales financing activities, we have historically purchased portfolios of real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders. We also offer credit and non-credit insurance and ancillary products to all eligible branch customers.

In our centralized real estate business segment, we originated or acquired, as well as serviced, a portfolio of residential real estate loans unrelated to our branch business.

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

The following table presents information about our segments as well as reconciliations to our condensed consolidated financial statement amounts.

(dollars in thousands)	Branch	Centralized Real Estate	Insurance	All		Push-down Accounting	Consolidated
	Segment	Segment	Segment	Other	Adjustments	Adjustments	Total
Successor Company Three Months Ended March 31, 2011 Revenues: External: Finance charges	$ 325,807	$ 89,348	$ -	$ 3,683	$ -	$ 76,624	$495,462
Insurance	86	-	28,506	18	-	(124)	28,486
Other	1,625	(2,941)	12,664	(20,425)	(2,351)	11,270	(158)
Intercompany	16,053	(437)	(11,354)	(4,262)	-	-	-
Pretax (loss) income	(169,208)	168,404	11,668	(69,373)	(2,351)	(22,779)	(83,639)
Predecessor Company Three Months Ended March 31, 2010 Revenues: External: Finance charges	$ 375,041	$ 94,845	$ -	$ 3,552	$ -	$ -	$473,438
Insurance	106	-	31,434	(20)	-	-	31,520
Other	1,505	11,081	13,607	75,712	(5,209)	-	96,696
Intercompany	16,278	396	(12,524)	(4,150)	-	-	-
Pretax income (loss)	7,141	(88,611)	11,406	30,413	(5,209)	-	(44,860)

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

The push down accounting adjustments include the accretion or amortization of the valuation adjustments on the applicable revalued assets and liabilities resulting from the FCFI Transaction.

Note 15.  Benefit Plans

On January 1, 2011, as a requirement of the FCFI Transaction, we established a defined benefit retirement plan (the Retirement Plan) in which most of our employees are eligible to participate. The Retirement Plan is based on substantially the same terms as the AIG plan it replaced. The Company’s employees in Puerto Rico and the U.S. Virgin Islands participate in a defined benefit pension plan sponsored by CommoLoCo, Inc. The disclosures related to this plan are immaterial to the financial statements of the Company.

Between the closing of the FCFI Transaction and January 1, 2011, we continued to participate in various benefit plans sponsored by AIG in accordance with the terms of the FCFI Transaction. These plans included a noncontributory qualified defined benefit retirement plan, post retirement health and welfare and life insurance plans, various stock option, incentive and purchase plans, and a 401(k) plan.

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans and other postretirement benefit plans:

(dollars in thousands)	Pension	Postretirement
Successor Company Three Months Ended March 31, 2011 Components of net periodic benefit cost:
Service cost	$ 3,401	$ 65
Interest cost	4,504	72
Expected return on assets	(4,239)	-
Net periodic benefit cost	$ 3,666	$137

For the three months ended March 31, 2011, the Company contributed $4.1 million to its pension plans and expects to contribute an additional $0.2 million for the remainder of 2011. These estimates are subject to change, since contribution decisions are affected by various factors including our liquidity, asset dispositions, market performance, and management’s discretion.

Note 16.  Fair Value Measurements

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

Fair Value Measurements – Recurring Basis

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in thousands)	Fair Value Measurements Using			Total Carried
	Level 1	Level 2	Level 3	At Fair Value
Successor Company March 31, 2011 Assets Investment securities: Bonds: U.S. government and government sponsored entities	$ -	$ 9,253	$ -	$ 9,253
Obligations of states, municipalities, and political subdivisions	-	220,312	-	220,312
Corporate debt	-	335,015	2,800	337,815
RMBS	-	95,840	1,342	97,182
CMBS	-	10,079	9,179	19,258
CDO/ABS	-	13,617	10,692	24,309
Total	-	684,116	24,013	708,129
Preferred stocks	-	4,566	-	4,566
Other long-term investments (a)	-	-	7,488	7,488
Common stocks (b)	124	-	3	127
Total	124	688,682	31,504	720,310
Cash and cash equivalents in mutual funds	106,470	-	-	106,470
Derivatives: Cross currency and cross currency interest rate	-	274,307	-	274,307
Equity-indexed	-	-	1,731	1,731
Total	-	274,307	1,731	276,038
Total	$106,594	$962,989	$33,235	$1,102,818
Liabilities
Derivatives: Cross currency and cross currency interest rate	$ -	$ 31,016	$ -	$ 31,016
Equity-indexed	-	137	-	137
Total	$ -	$ 31,153	$ -	$ 31,153
Successor Company December 31, 2010 Assets Investment securities: Bonds: U.S. government and government sponsored entities	$ -	$ 9,392	$ -	$ 9,392
Obligations of states, municipalities, and political subdivisions	-	223,967	-	223,967
Corporate debt	-	339,638	3,110	342,748
RMBS	-	127,067	1,059	128,126
CMBS	-	1,096	9,370	10,466
CDO/ABS	-	7,636	10,298	17,934
Total	-	708,796	23,837	732,633
Preferred stocks	-	4,753	-	4,753
Other long-term investments (a)	-	-	6,432	6,432
Common stocks (b)	117	-	5	122
Total	117	713,549	30,274	743,940
Cash and cash equivalents in mutual funds	88,703	-	-	88,703
Short-term investments	-	10	-	10
Derivatives: Cross currency and cross currency interest rate	-	189,160	-	189,160
Equity-indexed	-	-	1,720	1,720
Interest rate	-	-	1,148	1,148
Total	-	189,160	2,868	192,028
Total	$ 88,820	$902,719	$33,142	$1,024,681
Liabilities
Derivatives: Cross currency and cross currency interest rate	$ -	$ 40,057	$ -	$ 40,057
Equity-indexed	-	213	-	213
Total	$ -	$ 40,270	$ -	$ 40,270

(a)

Other long-term investments excluded our interest in a limited partnership of $1.4 million at March 31, 2011 and December 31, 2010 that we account for using the equity method.

(b)

Common stocks excluded stocks not carried at fair value of $0.6 million at March 31, 2011 and December 31, 2010.

We had no transfers between Level 1 and Level 2 during the three months ended March 31, 2011.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2011:

(dollars in thousands)		Net (losses) gains included in:
	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases, sales, issuances, settlements (b)	Transfers into Level 3	Transfers out of Level 3	Balance at end of period
Successor Company Three Months Ended March 31, 2011 Investment securities: Bonds: Corporate debt	$ 3,110	$ (10)	$ (200)	$ (100)	$ -	$ -	$ 2,800
RMBS	1,059	(544)	887	(60)	-	-	1,342
CMBS	9,370	(12)	83	(262)	-	-	9,179
CDO/ABS	10,298	28	499	(133)	-	-	10,692
Total	23,837	(538)	1,269	(555)	-	-	24,013
Other long-term investments (a)	6,432	-	3,353	(2,297)	-	-	7,488
Common stocks	5	-	(2)	-	-	-	3
Total investment securities	30,274	(538)	4,620	(2,852)	-	-	31,504
Derivatives: Equity-indexed	1,720	5	-	6	-	-	1,731
Interest rate	1,148	-	-	(1,148)	-	-	-
Total derivatives	2,868	5	-	(1,142)	-	-	1,731
Total assets	$33,142	$(533)	$4,620	$(3,994)	$ -	$ -	$33,235

(a)

Other long-term investments excluded our interest in a limited partnership of $1.4 million at March 31, 2011 that we account for using the equity method.

(b)

The detail of purchases, sales, issuances, and settlements for the three months ended March 31, 2011 is presented in the table below.

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2011:

(dollars in thousands)	Purchases	Sales	Issuances	Settlements	Total
Successor Company Three Months Ended March 31, 2011 Investment securities: Bonds: Corporate debt	$ -	$ -	$ -	$ (100)	$ (100)
RMBS	-	-	-	(60)	(60)
CMBS	-	-	-	(262)	(262)
CDO/ABS	-	-	-	(133)	(133)
Total	-	-	-	(555)	(555)
Other long-term investments	-	(2,297)	-	-	(2,297)
Total investment securities	-	(2,297)	-	(555)	(2,852)
Derivatives: Equity-indexed	-	-	-	6	6
Interest rate	-	-	-	(1,148)	(1,148)
Total derivatives	-	-	-	(1,142)	(1,142)
Total assets	$ -	$(2,297)	$ -	$(1,697)	$(3,994)

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2010:

(dollars in thousands)		Net (losses) gains included in:
	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3	Balance at end of period
Predecessor Company Three Months Ended March 31, 2010 Investment securities: Bonds: Corporate debt	$49,978	$ -	$ 905	$(3,479)	$(10,466)	$36,938
RMBS	449	1	97	-	-	547
CMBS	7,841	(3,069)	3,291	(81)	4,137	12,119
CDO/ABS	11,381	(2)	702	(841)	-	11,240
Total	69,649	(3,070)	4,995	(4,401)	(6,329)	60,844
Other long-term investments*	7,758	(811)	404	(232)	-	7,119
Common stocks	261	(2)	2	-	-	261
Total investment securities	77,668	(3,883)	5,401	(4,633)	(6,329)	68,224
Derivatives	1,645	210	-	5	-	1,860
Total assets	$79,313	$(3,673)	$ 5,401	$(4,628)	$ (6,329)	$70,084

*

Other long-term investments excluded our interest in a limited partnership of $1.3 million at March 31, 2010 that we account for using the equity method.

During the three months ended March 31, 2010, we transferred into Level 3 approximately $4.1 million of assets, consisting of certain CMBS. Transfers into Level 3 for investments in CMBS are primarily due to a decrease in market transparency and downward credit migration of these securities.

During the three months ended March 31, 2010, we transferred approximately $10.5 million of assets out of Level 3, consisting of certain private placement corporate debt. Transfers out of Level 3 for private placement corporate debt are primarily the result of using observable pricing information or a third-party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

There were no unrealized gains or losses recognized in earnings on instruments held at March 31, 2011 or 2010.

We used observable and/or unobservable inputs to determine the fair value of positions that we have classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the Level 3 tables above may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Fair Value Measurements – Non-recurring Basis

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in thousands)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Real estate owned	$8,938	$7,732

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

(dollars in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Successor Company March 31, 2011 Real estate owned	$ -	$ -	$205,651	$205,651
Successor Company December 31, 2010 Real estate owned	$ -	$ -	$210,473	$210,473

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value for the three months ended March 31, 2011 and 2010 and recorded the writedowns in other revenues. The fair values disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

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

(dollars in thousands)	Successor Company
	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets Net finance receivables, less allowance for finance receivable losses	$13,889,968	$13,836,319	$14,352,518	$14,169,083
Cash and cash equivalents (excluding cash and cash equivalents in mutual funds and short-term investments)	1,663,653	1,663,653	1,308,850	1,308,850
Liabilities Long-term debt	14,720,883	15,524,323	15,168,034	15,271,192
Off-balance sheet financial instruments Unused customer credit limits	-	-	-	-

FAIR VALUE MEASUREMENTS –

VALUATION METHODOLOGIES AND ASSUMPTIONS

We used the following methods and assumptions to estimate fair value.

Finance Receivables

The fair value of net finance receivables, less allowance for finance receivable losses, both non-impaired and credit impaired, were determined using discounted cash flow methodologies. The application of these methodologies required us to make certain judgments and estimates based on our perception of market participant views related to the economic and competitive environment, the characteristics of our finance receivables, and other similar factors. The most significant judgments and estimates made relate to prepayment speeds, default rates, loss severity, and discount rates. The degree of judgment and estimation applied was significant in light of the current capital markets and, more broadly, economic environments. Therefore, the fair value of our finance receivables could not be determined with precision and may not be realized in an actual sale. Additionally, there may be inherent weaknesses in the valuation methodologies we employed, and changes in the underlying assumptions used could significantly affect the results of current or future values.

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

Note 17.  Risks and Uncertainties

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

•

risks that would be assumed for a recently established real estate investment trust (REIT) subsidiary which we expect to manage and which we expect to own a significant portion of our finance receivable portfolio;

•

our ability to comply with our debt covenants;

•

our access to debt markets and other sources of funding on favorable terms;

•

potential costs for our United Kingdom subsidiaries resulting from the retroactive imposition of guidelines issued in August 2010 by the United Kingdom Financial Services Authority for sales of payment protection insurance that occurred after January 1, 2005, including possible refunds to customers;

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

•

the potential loss of key personnel; and

•

the undetermined effects of the FCFI Transaction, including the availability of support from our new owner and the effect of any changes to our operations, capitalization, and business strategies.

We have assumed that there will be no support required from FCFI and no material change in our recent liquidity sources and capitalization management beyond the refinancing of the secured term loan facility discussed in Note 20. We intend to support our liquidity position by managing originations and purchases of finance receivables and maintaining disciplined underwriting standards and pricing on such loans. We intend to support operations and repay obligations with one or more of the following: finance receivable collections from operations, securitizations, additional term loans, potential unsecured debt offerings, potential REIT stock offering proceeds, and portfolio sales.

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

Note 19.  Legal Contingencies

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

King v. American General Finance, Inc., Case No. 96-CP-38-595 in the Court of Common Pleas for Orangeburg County, South Carolina. In this lawsuit, filed in 1996, Plaintiffs assert class action claims against our South Carolina operating entity for alleged violations of S.C. Code § 37-10-102(a), which requires, inter alia, a lender making a mortgage loan to ascertain the preference of the borrower as to an attorney who will represent the borrower in closing the loan. The Plaintiffs and SLFI have filed various motions, which remain pending. The case has been reassigned to a new judge, who will hear and rule on the motions, including Plaintiffs’ motion for summary judgment. SLFI has filed additional motions to be heard by the new judge. Based on Plaintiffs’ allegations, if the case proceeds as a class action and if the court should find liability, the size of the class will range from about 5,000 to 9,000 members depending upon the final class definition. The statute provides for a penalty range of $1,500 to $7,500 per class member, to be determined by the judge. SLFI is defending the case vigorously.

Note 20.  Subsequent Event

Refinancing of Secured Term Loan Facility

As disclosed in SLFI’s Current Report on Form 8-K dated May 6, 2011, SLFC successfully refinanced Springleaf Financial Funding Company’s existing $3.0 billion secured term loan facility (the “Refinancing Facility”) on May 10, 2011. The Refinancing Facility increased total borrowings of the term loan to $3.75 billion, extended the maturity by two years until May 2017, lowered borrowing costs, and reduced collateral requirements. The borrower under the Refinancing Facility is Springleaf Financial Funding Company. The Refinancing Facility is guaranteed by SLFC and certain of its operating subsidiaries and secured to the extent permitted under SLFC’s existing debt agreements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and our other publicly available documents may include, and the Company’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, financial results and reserves. Our actual results and financial condition may differ from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, that could cause our actual results to differ, possibly materially, include, but are not limited to, the following:

•

our continued ability to access the capital markets or the sufficiency of our current sources of funds to satisfy our cash flow requirements;

•

changes in the rate at which we can collect or potentially sell our finance receivable portfolio;

•

the impacts of our securitizations and borrowings;

•

risks that would be assumed for a recently established REIT subsidiary which we expect to manage and which we expect to own a significant portion of our finance receivable portfolio;

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

•

potential costs for our United Kingdom subsidiaries resulting from the retroactive imposition of guidelines issued in August 2010 by the United Kingdom Financial Services Authority for sales of payment protection insurance that occurred after January 1, 2005, including possible refunds to customers;

•

the potential for increased costs related to our foreclosure practices and procedures as a result of heightened nationwide regulatory scrutiny of foreclosure practices in the industry generally;

•

potential liability relating to real estate loans which we have sold or securitized if it is determined that there was a breach of a warranty made in connection with the transaction;

•

changes in laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

•

the effects of participation in the HAMP by subservicers of our loans;

•

the costs and effects of any litigation or governmental inquiries or investigations involving us, particularly those that are determined adversely to us;

•

changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;

•

the undetermined effects of the FCFI Transaction, including the availability of support from our new owner and the effect of any changes to our operations, capitalization, and business strategies;

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

We also direct readers to other risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in other documents we file with the SEC (including “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010). We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

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

(dollars in millions)	Successor Company		Predecessor Company
March 31,	2011		2010
	Amount	Percent	Amount	Percent
Long-term debt	$14,720.9	90%	$17,354.0	90%
Equity	1,563.0	10	1,905.8	10
Total capital	$16,283.9	100%	$19,259.8	100%
Net finance receivables	$13,915.6		$18,131.7

We have historically issued a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. Until September 2008, SLFC obtained our fixed-rate funding by issuing public or private long-term unsecured debt with maturities primarily ranging from three to ten years, and SLFC and SLFI obtained most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate unsecured debt. Since that time we have arranged for a five-year term loan in April 2010 and completed on-balance sheet securitizations in March 2010 and July 2009.

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

Springleaf Financial Funding Company used the proceeds from the term loan to make intercompany loans to the Subsidiary Guarantors. The intercompany loans are secured by a first priority security interest in eligible loan receivables, according to pre-determined eligibility requirements and in accordance with a borrowing base formula. The Subsidiary Guarantors used proceeds of the loans to pay down their intercompany loans from SLFC. SLFC used the payments from Subsidiary Guarantors to, among other things, repay debt and fund operations. In May 2011, SLFC refinanced this term loan. See Liquidity for further information.

Certain debt agreements of the Company contain terms that could result in acceleration of payments. Under certain circumstances, an event of default or declaration of acceleration under the borrowing agreements of the Company could also result in an event of default and declaration of acceleration under other borrowing agreements of the Company.

Based upon SLFC’s financial results for the twelve months ended March 31, 2011, a mandatory trigger event occurred under SLFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in July 2011. The mandatory trigger event requires SLFC to defer interest payments to the junior subordinated debt holders (and not make dividend payments to SLFI) unless SLFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt otherwise payable on the next interest payment date and pays such amount to the junior subordinated debt holders. As of March 31, 2011, SLFC had not received the non-debt capital funding necessary to satisfy the July 2011 interest payments required by SLFC’s hybrid debt.

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

Due to the Company’s and our former indirect parent’s liquidity positions, our primary capitalization efforts have been focused on improving liquidity and maintaining compliance with our existing debt agreements, and not on achieving a targeted leverage. Additionally, the application of push-down accounting significantly altered the presentation of many leverage calculation components and has thereby made our historical methods of leverage calculation less meaningful, particularly when compared to leverage measurements of the Predecessor Company. Our adjusted tangible leverage at March 31, 2011 was 8.99x compared to 9.03x at December 31, 2010, and 7.79x at March 31, 2010. In calculating March 31, 2011 leverage, management deducted $1.6 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 8.03x. In calculating December 31, 2010 leverage, management deducted $1.2 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 8.34x. In calculating March 31, 2010 leverage, management deducted $704.6 million of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 7.46x.

Reconciliations of total debt to adjusted debt were as follows:

(dollars in millions)	Successor Company		Predecessor Company
	March 31, 2011	December 31, 2010	March 31, 2010
Total debt	$14,720.9	$15,168.0	$17,354.0
75% of hybrid debt	(128.6)	(128.6)	(262.0)
Adjusted debt	$14,592.3	$15,039.4	$17,092.0

Reconciliations of equity to adjusted tangible equity were as follows:

(dollars in millions)	Successor Company		Predecessor Company
	March 31, 2011	December 31, 2010	March 31, 2010
Equity	$1,563.0	$1,618.2	$1,905.8
75% of hybrid debt	128.6	128.6	262.0
Net other intangible assets	(73.3)	(83.7)	-
Accumulated other comprehensive loss	4.7	2.5	27.7
Adjusted tangible equity	$1,623.0	$1,665.6	$2,195.5

Liquidity Facilities

We historically maintained credit facilities to support the issuance of commercial paper and to provide an additional source of funds for operating requirements. Due to the extraordinary events in the credit markets since 2008, AIG’s liquidity issues, and our reduced liquidity, we borrowed all available commitments under our primary credit facilities during September 2008, including our 364-day facility ($2.050 billion drawn by SLFC and $400.0 million drawn by SLFI) and the SLFC $2.125 billion multi-year facility. On July 9, 2009, we converted the outstanding amounts under our expiring 364-day facility into one-year term loans that would mature on July 9, 2010. On March 25, 2010, SLFC and SLFI each repaid all of their respective outstanding obligations under their one-year term loans ($2.050 billion repaid by SLFC and $400.0 million repaid by SLFI). With these repayments, the related contractual support agreement between SLFC and AIG was terminated. At March 31, 2010, SLFC’s outstanding borrowings under the multi-year facility totaled $2.125 billion. On April 26, 2010, SLFC repaid its outstanding borrowings under the multi-year facility. With this repayment, the borrowing commitments under the multi-year facility were terminated.

SLFI and certain of its subsidiaries also had uncommitted credit facilities of $195.0 million at March 31, 2011 and 2010. Portions of these uncommitted facilities could be increased depending upon lender ability to participate its loans under these facilities. There were no amounts outstanding under the uncommitted credit facilities at March 31, 2011 or 2010.

SLFC does not guarantee any borrowings of SLFI.

Liquidity

Our sources of funds have included cash flows from operations, issuances of long-term debt, borrowings from banks under credit facilities, sales of finance receivables, and securitizations. On May 10, 2011, SLFC successfully refinanced its $3.0 billion secured term loan with an additional $750.0 million of borrowings, a two-year maturity extension to May 2017, lower borrowing costs, and reduced collateral requirements. Subject to insurance regulations, we also have received dividends from our insurance subsidiaries. On May 12, 2011, SLFC received $45.0 million of dividends from its insurance subsidiaries.

We anticipate that our near-term primary sources of funds to support operations and repay obligations will be finance receivable collections from operations, cash on hand, and, as needed and available, additional borrowings, securitizations, potential REIT stock offering proceeds, or portfolio sales.

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

Principal sources and uses of cash were as follows:

(dollars in millions)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Principal sources of cash: Repayment of note receivable from AIG	$468.7	$ 1,550.9
Net collections/originations and purchases of finance receivables	402.1	592.0
Operations	93.9	148.8
Sales and principal collections of finance receivables held for sale originated as held for investment	-	25.5
Capital contributions	-	11.0
Total	$964.7	$2,328.2
Principal uses of cash: Net repayment/issuances of debt	$670.5	$2,793.6
Total	$670.5	$2,793.6

CRITICAL ACCOUNTING ESTIMATES

For a discussion of the critical accounting estimates relating to our businesses, see “Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2011 or December 31, 2010.

SELECTED SEGMENT INFORMATION

See Note 14 of the Notes to Condensed Consolidated Financial Statements for a description of our business segments.

The following statistics are derived from the Company’s segment reporting. We report our segment statistics using the historical basis of accounting. We believe the following segment statistics are relevant to the reader because they are used by management to analyze and evaluate the performance of our business segments. “All Other” includes push-down accounting adjustments and other items that are not identified as part of our business segments and are excluded from our segment reporting. Selected statistics for the business segments (which are reported on a historical basis of accounting) were as follows:

(dollars in millions)	Successor Company	Predecessor Company
At or for the Three Months Ended March 31,	2011	2010
Net finance receivables: Branch real estate loans	$ 7,096.7	$ 7,754.1
Centralized real estate	5,874.3	6,399.0
Branch non-real estate loans	2,594.3	2,963.4
Branch retail sales finance	469.2	896.2
Total segment net finance receivables	16,034.5	18,012.7
All other	(2,118.9)	119.0
Net finance receivables	$13,915.6	$18,131.7
Yield: Branch real estate loans	8.94%	9.04%
Centralized real estate	6.08	6.00
Branch non-real estate loans	22.69	21.31
Branch retail sales finance	14.39	14.95
Total segment yield	10.30	10.36
All other effect on yield	3.89	-
Total yield	14.19	10.36
Charge-off ratio: Branch real estate loans	2.36%	3.29%
Centralized real estate	1.63	2.56
Branch non-real estate loans	4.19	7.09
Branch retail sales finance	6.49	8.91
Total segment charge-off ratio	2.52	4.02
All other effect on charge-off ratio	(0.97)	(0.05)
Total charge-off ratio	1.55	3.97
Delinquency ratio: Branch real estate loans	5.91%	6.74%
Centralized real estate	9.12	8.07
Branch non-real estate loans	3.41	4.56
Branch retail sales finance	4.23	6.02
Total segment delinquency ratio	6.58	6.79
All other effect on delinquency ratio	(0.01)	(0.02)
Total delinquency ratio	6.57	6.77

ANALYSIS OF FINANCIAL CONDITION

Finance Receivables

Fair Isaac Corporation (FICO) Credit Scores. There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including “prime”, “non-prime”, and “sub-prime”. While there are no industry-wide agreed upon definitions for these categorizations, many market participants utilize third-party credit scores as a means to categorize the creditworthiness of the borrower and his or her finance receivable. Our finance receivable underwriting process does not use third-party credit scores as a primary determinant for credit decisions. However, we do, in part, use such scores to analyze performance of our finance receivable portfolio and for informational purposes we present below our net finance receivables and delinquency ratios grouped into the following categories based solely on borrower FICO credit scores at the date of origination or renewal:

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables by portfolio segment and by class were as follows:

(dollars in millions)	Successor Company
	March 31, 2011	December 31, 2010
Net finance receivables: Branch real estate loans:
Prime	$1,038.0	$1,067.3
Non-prime	1,134.2	1,162.4
Sub-prime	4,001.6	4,099.8
Other/FICO unavailable	0.9	1.0
Total	$6,174.7	$6,330.5
Centralized real estate loans:
Prime	$3,424.5	$3,535.2
Non-prime	895.0	912.8
Sub-prime	350.4	357.9
Other/FICO unavailable	0.7	0.4
Total	$4,670.6	$4,806.3
Branch non-real estate loans:
Prime	$ 507.7	$ 528.4
Non-prime	569.8	592.2
Sub-prime	1,422.0	1,483.0
Other/FICO unavailable	10.3	12.4
Total	$2,509.8	$2,616.0
Branch retail sales finance:
Prime	$ 185.5	$ 220.7
Non-prime	62.6	72.3
Sub-prime	184.1	197.5
Other/FICO unavailable	0.8	0.7
Total	$ 433.0	$ 491.2

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios by portfolio segment and by class were as follows:

	Successor Company
	March 31, 2011	December 31, 2010
Delinquency ratio: Branch real estate loans:
Prime	3.63%	3.61%
Non-prime	5.47	5.21
Sub-prime	6.61	6.89
Other/FICO unavailable	3.87	3.81
Total	5.91	6.03
Centralized real estate loans:
Prime	7.58%	7.31%
Non-prime	13.21	12.39
Sub-prime	13.57	12.43
Other/FICO unavailable	21.41	-
Total	9.12	8.67
Branch non-real estate loans:
Prime	1.82%	2.04%
Non-prime	2.72	3.11
Sub-prime	4.22	4.75
Other/FICO unavailable	3.97	N/M*
Total	3.40	3.84
Branch retail sales finance:
Prime	3.48%	3.95%
Non-prime	5.31	6.32
Sub-prime	4.63	5.71
Other/FICO unavailable	3.64	6.94
Total	4.23	5.01

*

Not meaningful

Higher-risk Real Estate Loans. Certain types of our real estate loans, such as interest only real estate loans, sub-prime real estate loans, second mortgages, high loan-to-value (LTV) ratio mortgages, and low documentation real estate loans, can have a greater risk of non-collection than our other real estate loans. Interest only real estate loans contain an initial period where the scheduled monthly payment amount is equal to the interest charged on the loan. The payment amount resets upon the expiration of this period to an amount sufficient to amortize the balance over the remaining term of the loan. Sub-prime real estate loans are loans originated to a borrower with a FICO score at the date of origination or renewal of less than or equal to 619. Second mortgages are secured by a mortgage the rights of which are subordinate to those of a first mortgage. High LTV ratio mortgages have an original amount equal to or greater than 95.5% of the value of the collateral property at the time the loan was originated. Low documentation real estate loans are loans to a borrower that meets certain criteria which gives the borrower the option to supply less than the normal amount of supporting documentation for income.

Additional information regarding these higher-risk real estate loans for our branch and centralized real estate business segments follows (our higher-risk real estate loans can be included in more than one of the types of higher-risk real estate loans):

(dollars in millions)		Delinquency	Average	Average
	Amount	Ratio	LTV	FICO
Successor Company March 31, 2011 Branch higher-risk real estate loans: Interest only (a)
Sub-prime	$4,001.6	6.61%	74.8%	557
Second mortgages	$ 803.5	7.57%	N/A (b)	602
LTV greater than 95.5% at origination	$ 229.6	5.35%	97.8%	611
Low documentation (a)
Centralized real estate higher-risk loans: Interest only	$ 742.0	11.05%	88.7%	707
Sub-prime	$ 350.4	13.57%	77.4%	586
Second mortgages	$ 31.3	3.48%	N/A	704
LTV greater than 95.5% at origination	$1,554.1	7.79%	99.4%	709
Low documentation	$ 268.1	14.38%	76.4%	664
Successor Company December 31, 2010 Branch higher-risk real estate loans: Interest only (a)
Sub-prime	$4,099.8	6.89%	74.8%	557
Second mortgages	$ 835.9	7.43%	N/A	602
LTV greater than 95.5% at origination	$ 147.2	5.50%	97.8%	611
Low documentation (a)
Centralized real estate higher-risk loans: Interest only	$ 764.9	11.08%	88.6%	707
Sub-prime	$ 357.9	12.43%	77.4%	586
Second mortgages	$ 32.9	2.61%	N/A	703
LTV greater than 95.5% at origination	$1,600.2	7.82%	99.4%	709
Low documentation	$ 275.4	13.32%	76.4%	664

(a)

Not applicable because these higher-risk loans are not offered by our branch business segment.

(b)

Not available.

Charge-off ratios for these higher-risk real estate loans for our branch and centralized real estate business segments were as follows:

(dollars in millions)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Charge-off ratios: Branch higher-risk real estate loans: Interest only*
Sub-prime	2.00%	3.49%
Second mortgages	5.43%	10.00%
LTV greater than 95.5% at origination	2.61%	4.78%
Low documentation*
Centralized real estate higher-risk loans: Interest only	2.93%	3.43%
Sub-prime	1.52%	3.50%
Second mortgages	1.57%	5.00%
LTV greater than 95.5% at origination	2.21%	2.74%
Low documentation	1.37%	2.41%

*

Not applicable because these higher-risk loans are not offered by our branch business segment.

A decline in the value of assets serving as collateral for our real estate loans may impact our ability to collect on these real estate loans. The total amount of all real estate loans for which the estimated LTV ratio exceeds 100% at March 31, 2011 was $2.1 billion, or 19%, of total real estate loans.

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

(dollars in millions)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Balance at beginning of period: Branch real estate loans	$ 2.5	$ 633.2
Centralized real estate	0.5	536.4
Branch non-real estate loans	4.1	292.0
Branch retail sales finance	-	67.4
Total segment	7.1	1,529.0
All other	-	3.5
Total	$ 7.1	$1,532.5
Provision for finance receivable losses (a): Branch real estate loans	$ 19.4	$ 5.7
Centralized real estate	27.4	103.7
Branch non-real estate loans	21.3	57.5
Branch retail sales finance	5.3	17.5
Total segment	73.4	184.4
All other	-	0.2
Total	$ 73.4	$ 184.6
Charge-offs: Branch real estate loans	$(19.0)	$ (67.5)
Centralized real estate	(25.1)	(41.9)
Branch non-real estate loans	(22.3)	(64.7)
Branch retail sales finance	(8.8)	(26.7)
Total segment	(75.2)	(200.8)
All other	-	0.1
Total	$(75.2)	$ (200.7)
Recoveries (b): Branch real estate loans	$ 6.7	$ 2.5
Centralized real estate	0.2	0.8
Branch non-real estate loans	9.7	9.6
Branch retail sales finance	3.7	3.2
Total segment	20.3	16.1
All other	-	-
Total	$ 20.3	$ 16.1
Balance at end of period: Branch real estate loans	$ 9.6	$ 573.9
Centralized real estate	3.0	599.0
Branch non-real estate loans	12.8	294.4
Branch retail sales finance	0.2	61.4
Total segment	25.6	1,528.7
All other	-	3.8
Total	$ 25.6	$1,532.5

(a)

Provision for finance receivable losses for the Successor Company includes $37.4 million of net charge-offs on credit impaired finance receivables, $17.4 million on non-credit impaired finance receivables, and $0.1 million for new origination activity and TDR activity during the three months ended March 31, 2011. As a result of charging off the non-credit impaired finance receivables, $15.3 million of valuation discount accretion was accelerated and is included as a component of finance charges within revenues.

(b)

Successor Company includes $5.0 million of recoveries ($2.9 million branch real estate loan recoveries, $1.9 million branch non-real estate loan recoveries, and $0.2 million branch retail sales finance recoveries) as a result of a settlement of claims relating to our February 2008 purchase of Equity One, Inc.’s consumer branch finance receivable portfolio.

Real Estate Owned

Changes in the amount of real estate owned were as follows.

(dollars in millions)	Successor Company	Predecessor Company
At or for the Three Months Ended March 31,	2011	2010
Balance at beginning of period	$178.9	$143.1
Properties acquired	57.7	72.2
Properties sold or disposed of	(52.9)	(60.4)
Writedowns	(8.9)	(7.7)
Balance at end of period	$174.8	$147.2
Real estate owned as a percentage of real estate loans	1.59%	1.03%

Investments

Insurance investments by type were as follows:

(dollars in millions)	Successor Company
	March 31, 2011	December 31, 2010
Investment securities	$722.2	$745.8
Commercial mortgage loans	127.4	128.4
Policy loans	1.6	1.5
Total	$851.2	$875.7

Investment securities are the majority of our insurance business segment’s investment portfolio. Our investment strategy is to optimize after-tax returns on invested assets, subject to the constraints of liquidity, diversification, and regulation. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further information on investment securities.

Asset/Liability Management

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity. We have based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported.

We have historically issued fixed-rate, long-term unsecured debt as the primary source of fixed-rate debt and have also employed interest rate swap agreements to adjust our fixed/floating mix of total debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 23% of our borrowings at March 31, 2011, compared to 16% at March 31, 2010. Adjustable-rate net finance receivables represented 5% of our total portfolio at March 31, 2011 and 2010.

For the past several quarters, we have had limited direct control of our asset/liability mix as a result of our limited access to capital markets, our significantly restricted origination of finance receivables, and our sale or securitization of finance receivables.

ANALYSIS OF OPERATING RESULTS

Net (Loss) Income

(dollars in millions)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Net (loss) income	$(52.9)	$ 7.6
Amount change	$(60.5)	$255.7
Percent change	(794)%	103%
Return on average assets	(1.18)%	0.14%
Return on average equity	(13.28)%	1.59%
Ratio of earnings to fixed charges*	N/A	N/A

*

Not applicable. Earnings were inadequate to cover total fixed charges by $83.6 million for the three months ended March 31, 2011 and $44.9 million for the three months ended March 31, 2010.

During 2009, the U.S. residential real estate and credit markets experienced significant disruption as housing prices generally declined, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. Many of these 2009 trends carried over into 2010 and 2011. These market disruptions negatively impacted our results for the three months ended March 31, 2011 and 2010.

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

Net loss for the three months ended March 31, 2011 when compared to net income in the same period in 2010 reflected lower other revenues resulting from foreign exchange losses on foreign currency denominated debt, higher interest expense, and lower benefit from income taxes, partially offset by lower provision for finance receivable losses and higher finance charges. See Other Revenues, Interest Expense, Benefit from Income Taxes, Provision for Finance Receivable Losses, and Finance Charges for further information.

See Note 14 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

For a discussion of risk factors relating to our businesses, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

(dollars in millions)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Real estate loans	$ 307.9	$ 273.7
Non-real estate loans	161.8	162.2
Retail sales finance	25.8	37.5
Total	$ 495.5	$ 473.4
Amount change	$ 22.1	$ (131.2)
Percent change	5%	(22)%
Average net receivables	$14,136.8	$18,486.0
Yield	14.19%	10.36%

Finance charges increased (decreased) due to the following:

(dollars in millions)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Increase in yield	$ 129.2	$ 8.3
Decrease in average net receivables	(107.1)	(139.5)
Total	$ 22.1	$(131.2)

Average net receivables and changes in average net receivables by type were as follows:

(dollars in millions)	Successor Company		Predecessor Company
Three Months Ended March 31,	2011		2010
	Amount	Change	Amount	Change
Real estate loans	$11,120.5	$(3,281.2)	$14,401.7	$(3,656.1)
Non-real estate loans	2,554.4	(516.2)	3,070.6	(824.6)
Retail sales finance	461.9	(551.8)	1,013.7	(1,080.3)
Total	$14,136.8	$(4,349.2)	$18,486.0	$(5,561.0)
Percent change		(24)%		(23)%

Average net receivables decreased for the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to the impact of push-down accounting adjustments, which decreased average net receivables by $2.3 billion for the three months ended March 31, 2011. The decrease in average net finance receivables for the three months ended March 31, 2011 when compared to the same period in 2010 also reflected our tighter underwriting guidelines and liquidity management efforts, partially offset by the transfer of $484.9 million of real estate loans from finance receivables held for sale back to finance receivables held for investment in June 2010 due to management’s intent to hold these finance receivables for the foreseeable future.

Yield and changes in yield in basis points (bp) by type were as follows:

	Successor Company		Predecessor Company
Three Months Ended March 31,	2011		2010
	Yield	Change	Yield	Change
Real estate loans	11.23%	352 bp	7.71%	(18) bp
Non-real estate loans	25.57	426	21.31	108
Retail sales finance	22.57	761	14.96	375
Total	14.19	383	10.36	18

Yield increased for the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to the impact of valuation discount accretion resulting from the push-down accounting adjustments, which increased yield by 388 basis points for the three months ended March 31, 2011. The increase in yield for the three months ended March 31, 2011 when compared to the same period in 2010 was partially offset by promotional product mix.

Insurance Revenues

Insurance revenues were as follows:

(dollars in millions)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Earned premiums	$28.5	$31.4
Commissions	-	0.1
Total	$28.5	$31.5
Amount change	$ (3.0)	$ (3.6)
Percent change	(10)%	(10)%

Earned premiums decreased for the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to a decrease in credit earned premiums.

Finance Receivables Held for Sale Originated as Held for Investment Revenues

Finance receivables held for sale originated as held for investment revenues were as follows:

(dollars in millions)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Finance receivables held for sale originated as held for investment revenues	$ -	$10.9
Amount change	$(10.9)	$25.6
Percent change	(100)%	174%

In June 2010, we transferred $484.9 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment due to management’s intent to hold these finance receivables for the foreseeable future.

Investment Revenue

(dollars in millions)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Investment revenue	$7.8	$ 7.7
Amount change	$0.1	$(1.0)
Percent change	2%	(12)%

Investment revenue was affected by the following:

(dollars in millions)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Average invested assets	$992.5	$946.1
Average invested asset yield	3.92%	5.45%
Net realized losses on investment securities	$ (2.2)	$ (5.2)

Average invested assets increased for the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to the impact of push-down accounting adjustments, which increased average invested assets by $38.0 million for three months ended March 31, 2011. Average invested asset yield decreased for the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to the impact of push-down accounting adjustments, which decreased average invested asset yield by 112 basis points for the three months ended March 31, 2011.

Other Revenues

Other revenues were as follows:

(dollars in millions)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Foreign exchange (losses) gains on foreign currency denominated debt	$(39.1)	$ 42.3
Derivative adjustments	36.3	38.9
Writedowns on real estate owned	(8.9)	(7.7)
Net loss on sales of real estate owned	(4.6)	(3.5)
Loan brokerage fees	1.2	1.5
Mortgage banking revenues	0.7	2.2
Net service fees	-	0.4
Other	6.5	4.1
Total	$ (7.9)	$ 78.2
Amount change	$(86.1)	$114.2
Percent change	(110)%	317%

Other revenues for the three months ended March 31, 2011 reflected foreign exchange losses on foreign currency denominated debt and writedowns on real estate owned, partially offset by gains arising from derivative adjustments. Derivative adjustments for the three months ended March 31, 2011 included a mark to market gain of $19.5 million on our non-designated cross currency derivative and a net gain of $16.8 million reflecting derivative gains and net interest income, partially offset by a credit valuation adjustment loss on our non-designated cross currency derivative and ineffectiveness losses on our cash flow derivatives. Other revenues for the three months ended March 31, 2010 reflected foreign exchange gains on foreign currency denominated debt and gains arising from derivative adjustments. Derivative adjustments for the three months ended March 31, 2010 included an other comprehensive income release gain of $68.8 million on cash flow hedge maturities and a credit valuation adjustment gain of $9.1 million on our non-designated cross currency derivative. These gains were partially offset by a mark to market loss of $34.3 million on our non-designated cross currency derivative and ineffectiveness losses of $7.2 million on our cash flow derivatives. The credit valuation adjustment gains on our non-designated cross currency derivative for the three months ended March 31, 2011 and 2010 resulted from the measurement of credit risk using credit default swap valuation modeling. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We currently do not anticipate exiting these derivatives for the foreseeable future.

Interest Expense

The impact of using the swap agreements that qualify for hedge accounting under GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

(dollars in millions)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Long-term debt	$ 353.6	$ 233.6
Short-term debt	-	32.2
Total	$ 353.6	$ 265.8
Amount change	$ 87.8	$ (13.5)
Percent change	33%	(5)%
Average borrowings	$14,978.2	$19,611.4
Interest expense rate	9.44%	5.42%

Interest expense increased (decreased) due to the following:

(dollars in millions)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Increase in interest expense rate	$150.5	$ 28.6
Decrease in average borrowings	(62.7)	(42.1)
Total	$ 87.8	$(13.5)

Average borrowings and changes in average borrowings by type were as follows:

(dollars in millions)	Successor Company		Predecessor Company
Three Months Ended March 31,	2011		2010
	Amount	Change	Amount	Change
Long-term debt	$14,978.2	$(2,373.8)	$17,352.0	$(2,727.7)
Short-term debt	-	(2,259.4)	2,259.4	(740.5)
Total	$14,978.2	$(4,633.2)	$19,611.4	$(3,468.2)
Percent change		(24)%		(15)%

Average borrowings decreased for the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to liquidity management efforts. The decrease in average borrowings for the three months ended March 31, 2011 when compared to the same period in 2010 also reflected the impact of push-down accounting adjustments, which decreased average borrowings by $1.3 billion for the three months ended March 31, 2011, partially offset by issuances of $3.9 billion of long-term debt during the past twelve months, including a $3.0 billion secured term loan executed in April 2010. We used the proceeds of these long-term debt issuances to support our liquidity position and to refinance maturing debt.

Principal maturities of long-term debt (excluding projected securitization repayments by period) at March 31, 2011 were as follows:

(dollars in millions)	Long-term
Debt
Remainder of 2011	$ 2,400.1
2012	2,083.6
2013	1,927.8
2014	369.8
2015	3,798.9
2016-2067	4,025.0
Total excluding securitizations*	14,605.2
Securitizations	1,400.3
Total	$16,005.5

*

Securitizations are not included in above maturities by period due to their variable monthly repayments.

Interest expense rate and changes in interest expense rate in basis points by type were as follows:

	Successor Company		Predecessor Company
Three Months Ended March 31,	2011		2010
	Rate	Change	Rate	Change
Long-term debt	9.44%	405 bp	5.39%	53 bp
Short-term debt	-	N/M*	5.70	95
Total	9.44	402	5.42	57

*

Not meaningful

Interest expense rate increased for the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to the impact of valuation discount accretion resulting from the push-down accounting adjustments, which increased interest expense rate by 319 basis points for the three months ended March 31, 2011.

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

The following table presents the credit ratings of SLFC as of May 12, 2011. The Fitch rating also applies to SLFI. These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. SLFI does not intend to disclose any future changes to, or suspensions or withdrawals of, these ratings except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Senior Long-term Debt
	Rating	Status
Moody’s	B3	Developing Outlook
Standard & Poor’s (S&P)	B	Negative Outlook
Fitch	B-	Negative Watch

Operating Expenses

Operating expenses were as follows:

(dollars in millions)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Salaries and benefits	$ 93.4	$ 99.4
Other operating expenses	74.5	81.1
Total	$167.9	$180.5
Amount change	$ (12.6)	$ (9.0)
Percent change	(7)%	(5)%
Operating expenses as a percentage of average net receivables	4.75%	3.91%

Salaries and benefits decreased for the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to fewer employees.

Other operating expenses decreased for the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to lower administrative expenses allocated from our former indirect parent, lower state and local taxes, and lower advertising expenses, partially offset by the amortization of other intangible assets.

Operating expenses as a percentage of average net receivables increased for the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to the impact of push-down accounting adjustments, which increased the operating expense ratio by 86 basis points for the three months ended March 31, 2011.

Provision for Finance Receivable Losses

(dollars in millions)	Successor Company	Predecessor Company
At or for the Three Months Ended March 31,	2011	2010
Provision for finance receivable losses	$ 73.4	$ 184.6
Amount change	$ (111.2)	$ (170.1)
Percent change	(60)%	(48)%
Net charge-offs	$ 54.9	$ 184.6
Charge-off ratio	1.55%	3.97%
Charge-off coverage	0.12x	2.08x
60 day+ delinquency	$1,085.2	$1,253.0
Delinquency ratio	6.57%	6.77%
Allowance for finance receivable losses	$ 25.6	$1,532.5
Allowance ratio	0.18%	8.45%

Provision for finance receivable losses decreased for the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to our lower net charge-offs and delinquency for the three months ended March 31, 2011. Provision for finance receivable losses for the three months ended March 31, 2011 also reflected the impact of credit impaired finance receivables resulting from the push-down accounting adjustments, which decreased net charge-offs by $48.5 million for the three months ended March 31, 2011.

Net charge-offs and changes in net charge-offs by type were as follows:

(dollars in millions)	Successor Company		Predecessor Company
Three Months Ended March 31,	2011		2010
	Amount	Change	Amount	Change
Real estate loans	$37.2	$ (68.8)	$106.0	$ 13.1
Non-real estate loans	12.6	(42.5)	55.1	(23.1)
Retail sales finance	5.1	(18.4)	23.5	(0.4)
Total	$54.9	$(129.7)	$184.6	$(10.4)

Charge-off ratios and changes in charge-off ratios in basis points by type were as follows:

	Successor Company		Predecessor Company
Three Months Ended March 31,	2011		2010
	Ratio	Change	Ratio	Change
Real estate loans	1.33%	(161) bp	2.94%	90 bp
Non-real estate loans	1.97	(512)	7.09	(85)
Retail sales finance	4.36	(457)	8.93	445
Total	1.55	(242)	3.97	76

Total charge-off ratio decreased for the three months ended March 31, 2011 when compared to the same period in 2010 reflecting our tighter underwriting guidelines. The decrease in our charge-off ratios for the three months ended March 31, 2011 when compared to the same period in 2010 also reflected the impact of push-down accounting adjustments, which decreased total charge-off ratio by 95 basis points for the three months ended March 31, 2011.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), decreased for the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to the impact of push-down accounting adjustments, which decreased charge-off coverage by 310 basis points for the three months ended March 31, 2011.

Delinquency and changes in delinquency by type were as follows:

(dollars in millions)	Successor Company		Predecessor Company
March 31,	2011		2010
	Amount	Change	Amount	Change
Real estate loans	$ 966.8	$(80.5)	$1,047.3	$ 66.3
Non-real estate loans	96.8	(49.6)	146.4	(63.2)
Retail sales finance	21.6	(37.7)	59.3	(14.9)
Total	$1,085.2	$(167.8)	$1,253.0	$(11.8)

Delinquency ratios and changes in delinquency ratios in basis points by type were as follows:

	Successor Company		Predecessor Company
March 31,	2011		2010
	Ratio	Change	Ratio	Change
Real estate loans	7.34%	2 bp	7.32%	168 bp
Non-real estate loans	3.41	(116)	4.57	(58)
Retail sales finance	4.23	(179)	6.02	257
Total	6.57	(20)	6.77	141

The total delinquency ratio at March 31, 2011 decreased when compared to March 31, 2010 primarily due to our tighter underwriting guidelines.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The decrease in the allowance for finance receivable losses at March 31, 2011 when compared to March 31, 2010 was primarily due to the impact of push-down accounting adjustments, which resulted in reducing the allowance for finance receivables losses to zero at November 30, 2010. We also decreased our allowance for finance receivable losses through the provision for finance receivable losses during the second, third and fourth quarters of 2010 in response to our lower delinquency and net charge-offs in 2010. The allowance for finance receivable losses at March 31, 2011 also included $12.4 million related to TDRs, compared to $362.2 million at March 31, 2010. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for further information on our TDRs.

The decrease in the allowance ratio at March 31, 2011 when compared to March 31, 2010 was primarily due to the impact of push-down accounting adjustments, which reduced the allowance ratio by 806 basis points at March 31, 2011.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

(dollars in millions)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Claims incurred	$15.1	$18.0
Change in benefit reserves	(2.5)	(2.4)
Total	$12.6	$15.6
Amount change	$ (3.0)	$ (1.2)
Percent change	(19)%	(7)%

Insurance losses and loss adjustment expenses decreased for the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to lower credit accident and health and credit involuntary unemployment claims incurred.

Benefit from Income Taxes

(dollars in millions)	Successor Company	Predecessor Company
Three Months Ended March 31,	2011	2010
Benefit from income taxes	$(30.7)	$(52.5)
Amount change	$ 21.8	$(57.8)
Percent change	41%	N/M*
Pretax loss	$(83.6)	$(44.9)
Effective income tax rate	36.73%	117.00%

*

Not meaningful

Pretax loss for the three months ended March 31, 2011 increased when compared to the same period in 2010 primarily due to lower other revenues resulting from foreign exchange losses on foreign currency denominated debt and higher interest expense, partially offset by lower provision for finance receivable losses and higher finance charges.

Benefit from income taxes decreased for the three months ended March 31, 2011 when compared to the same period in 2010 as a result of the FCFI Transaction and the resulting changes in the book and tax basis of our assets and liabilities.

At March 31, 2011, we recorded a valuation allowance of $1.7 million for our foreign United Kingdom operations to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. No valuation allowance was required on our remaining gross deferred tax assets. At March 31, 2011, we had a net deferred tax liability of $437.0 million.

Before the FCFI Transaction, the Company was in a net deferred tax asset position and, excluding the foreign operations, the assets were subject to a full valuation allowance.

Benefit from income taxes for the three months ended March 31, 2010 reflected AIG’s projection that it would have sufficient taxable income in 2010 to utilize our 2010 estimated tax losses. As a result, we had classified $55.2 million of our 2010 losses as a current tax receivable. In connection with the closing of the FCFI Transaction, AIG and SLFI amended their tax sharing agreement, which terminated on the closing, (1) to provide that the parties’ payment obligations under the tax sharing agreement were limited to the payments required to be made by AIG to SLFI with respect to the 2009 taxable year, and (2) to include the terms of the promissory note to be issued by AIG in satisfaction of its 2009 taxable year payment obligation to SLFI. Due to the amendment of the tax sharing agreement, SLFI did not receive the payment for the tax period ending November 30, 2010. As a result, we recorded a dividend to AIG for the amount of the income tax receivable at the closing of the FCFI Transaction.

The lower effective income tax rate for the three months ended March 31, 2011 when compared to the same period in 2010 reflected the impact of the prior year valuation allowance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2010.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of March 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 19 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we are updating the following risk factors:

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

•

risks that would be assumed for a recently established REIT subsidiary which we expect to manage and which we expect to own a significant portion of our finance receivable portfolio;

•

our ability to comply with our debt covenants;

•

our access to debt markets and other sources of funding on favorable terms;

•

potential costs for our United Kingdom subsidiaries resulting from the retroactive imposition of guidelines issued in August 2010 by the United Kingdom Financial Services Authority for sales of payment protection insurance that occurred after January 1, 2005, including possible refunds to customers;

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

•

the potential loss of key personnel; and

•

the undetermined effects of the FCFI Transaction, including the availability of support from our new owner and the effect of any changes to our operations, capitalization, and business strategies.

We have assumed that there will be no support required from FCFI and no material change in our recent liquidity sources and capitalization management beyond the refinancing of the secured term loan facility discussed in Note 20 of the Notes to Condensed Consolidated Financial Statements. We intend to support our liquidity position by managing originations and purchases of finance receivables and maintaining disciplined underwriting standards and pricing on such loans. We intend to support operations and repay obligations with one or more of the following: finance receivable collections from operations, securitizations, additional term loans, potential unsecured debt offerings, potential REIT stock offering proceeds, and portfolio sales.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 72 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE, INC.
(Registrant)
Date:	May 16, 2011	By	/s/	Donald R. Breivogel, Jr.
Donald R. Breivogel, Jr.
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

3.1

Amended and Restated Articles of Incorporation of Springleaf Finance, Inc. (formerly American General Finance, Inc.), as amended to date. Incorporated by reference to Exhibit (3a.) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

3.2

Amended and Restated By-laws of Springleaf Finance, Inc., as amended to date. Incorporated by reference to Exhibit (3b.) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.1*

Springleaf Finance, Inc. Excess Retirement Income Plan dated as of January 1, 2011. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated December 23, 2010.

10.2*

Springleaf Finance, Inc. Executive Severance Plan dated as of November 30, 2010. Incorporated by reference to Exhibit (10.15) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.3

Subservicing Agreement, dated as of February 1, 2011, among MorEquity, Inc., Springleaf Financial Services of Arkansas, Inc. (formerly American General Financial Services of Arkansas, Inc.), and Springleaf Home Equity, Inc. (formerly American General Home Equity, Inc.), as owners and as servicers, and Nationstar Mortgage LLC, as subservicer (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934). Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated January 31, 2011.

10.4

Subservicing Agreement (American General Mortgage Loan Trust 2006-1), dated as of February 1, 2011, between MorEquity, Inc., as servicer, and Nationstar Mortgage LLC, as subservicer (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934). Incorporated by reference to Exhibit (10.2) to the Company’s Current Report on Form 8-K dated January 31, 2011.

10.5

Subservicing Agreement (American General Mortgage Loan Trust 2010-1), dated as of February 1, 2011, between MorEquity, Inc., as servicer, and Nationstar Mortgage LLC, as subservicer (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934). Incorporated by reference to Exhibit (10.3) to the Company’s Current Report on Form 8-K dated January 31, 2011.

10.6

Amended and Restated Credit Agreement, dated as of May 10, 2011, among Springleaf Financial Funding Company; Springleaf Finance Corporation; Bank of America, N.A.; and Other Lenders Party Thereto. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated May 6, 2011.

12

Computation of Ratio of Earnings to Fixed Charges

31.1

Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Finance, Inc.

31.2

Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of Springleaf Finance, Inc.

32

Section 1350 Certifications

*

Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q pursuant to Item 15(b).