Form 10-Q
period 2011-06-30
SPRINGLEAF FINANCE INC
filed 2011-08-12
CIK 25600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

At August 11, 2011, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

AVAILABLE INFORMATION

Springleaf Finance, Inc. (SLFI) files annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the SEC). The SEC’s website, www.sec.gov, contains these reports and other information that registrants (including SLFI) file electronically with the SEC.

The following reports are available free of charge through our website, www.SpringleafFinancial.com (posted on the “About Us – Investor Information – Financial Information” section), as soon as reasonably practicable after we file them with or furnish them to the SEC:

•	Annual Reports on Form 10-K;

•	Quarterly Reports on Form 10-Q;

•	Current Reports on Form 8-K; and

•	any amendments to those reports.

In addition, our Code of Ethics for Principal Executive and Senior Financial Officers (the Code of Ethics) is posted on the “About Us – Investor Information – Corporate Governance” section of our website at www.SpringleafFinancial.com. We will post on our website any amendments to the Code of Ethics and any waivers that are required to be described.

The information on our website is not incorporated by reference into this report. The website addresses listed above are provided for the information of the reader and are not intended to be active links.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands)	Successor Company
	June 30, 2011	December 31, 2010

Assets

Net finance receivables:
Real estate loans (includes loans of consolidated VIEs of $2.1 billion in 2011 and $2.2 billion in 2010)	$10,669,010	$11,252,484
Non-real estate loans	2,572,018	2,615,969
Retail sales finance	403,651	491,185

Net finance receivables	13,644,679	14,359,638
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $0.8 million in 2011 and $0.1 million in 2010)	(43,130)	(7,120)

Net finance receivables, less allowance for finance receivable losses	13,601,549	14,352,518
Investment securities	749,092	745,846
Cash and cash equivalents	2,192,677	1,397,563
Restricted cash (includes restricted cash of consolidated VIEs of $23.5 million in 2011 and $30.9 million in 2010)	55,090	325,780
Other assets	704,096	1,439,243

Total assets	$17,302,504	$18,260,950

Liabilities and Shareholder’s Equity

Long-term debt (includes debt of consolidated VIEs of $1.3 billion in 2011 and $1.5 billion in 2010)	$14,731,055	$15,168,034
Insurance claims and policyholder liabilities	318,320	340,203
Other liabilities	348,209	608,835
Deferred and accrued taxes	393,656	525,696

Total liabilities	15,791,240	16,642,768

Shareholder’s equity:
Common stock	1,000	1,000
Additional paid-in capital	147,461	147,457
Accumulated other comprehensive income (loss)	3,025	(2,434)
Retained earnings	1,359,778	1,472,159

Total shareholder’s equity	1,511,264	1,618,182

Total liabilities and shareholder’s equity	$17,302,504	$18,260,950

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Interest income:
Finance charges	$488,041	$456,113	$983,503	$929,551
Finance receivables held for sale originated as held for investment	—	9,547	—	20,418

Total interest income	488,041	465,660	983,503	949,969

Interest expense	346,292	269,979	699,844	535,807

Net interest income	141,749	195,681	283,659	414,162

Provision for finance receivable losses	102,471	54,951	175,869	239,575

Net interest income after provision for finance receivable losses	39,278	140,730	107,790	174,587

Other revenues:
Insurance	29,809	31,361	58,295	62,881
Investment	10,125	10,616	17,915	18,267
Gain on early extinguishment of secured term loan	10,664	—	10,664	—
Other	9,497	(2,614)	1,549	75,560

Total other revenues	60,095	39,363	88,423	156,708

Other expenses:
Operating expenses:
Salaries and benefits	92,832	97,951	186,188	197,339
Other operating expenses	106,059	85,780	180,587	166,870
Insurance losses and loss adjustment expenses	137	11,246	12,732	26,830

Total other expenses	199,028	194,977	379,507	391,039

Loss before benefit from income taxes	(99,655)	(14,884)	(183,294)	(59,744)

Benefit from income taxes	(40,191)	(55,949)	(70,913)	(108,436)

Net (loss) income	$(59,464)	$41,065	$(112,381)	$48,692

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Net (loss) income	$(59,464)	$41,065	$(112,381)	$48,692

Other comprehensive income:
Net unrealized gains (losses) on:
Investment securities on which other-than-temporary impairments were taken	158	2,188	158	6,924
All other investment securities	9,534	11,897	13,348	20,064
Swap agreements	1,453	35,064	(13,488)	2,054
Foreign currency translation adjustments	255	(1,928)	3,813	(10,472)

Income tax effect:
Net unrealized (gains) losses on:
Investment securities on which other-than-temporary impairments were taken	(55)	(765)	(55)	(2,423)
All other investment securities	(3,337)	(4,164)	(4,672)	(7,023)
Swap agreements	(509)	(12,273)	4,720	(719)
Valuation allowance on deferred tax assets for:
Investment securities	—	8,032	—	8,252
Swap agreements	—	12,273	—	719

Other comprehensive income, net of tax, before reclassification adjustments	7,499	50,324	3,824	17,376

Reclassification adjustments included in net (loss) income:
Realized losses on investment securities	345	1,859	2,515	7,103

Income tax effect of realized losses on investment securities	(121)	(651)	(880)	(2,486)

Reclassification adjustments included in net (loss) income, net of tax	224	1,208	1,635	4,617

Other comprehensive income, net of tax	7,723	51,532	5,459	21,993

Comprehensive (loss) income	$(51,741)	$92,597	$(106,922)	$70,685

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholder’s Equity

(Unaudited)

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Shareholder’s Equity

Predecessor Company

Balance, January 1, 2010	$1,000	$1,971,175	$1,846	$(57,368)	$1,916,653
Capital contributions from parent and other	—	11,429	—	—	11,429
Change in net unrealized gains:
Investment securities	—	—	30,411	—	30,411
Swap agreements	—	—	2,054	—	2,054
Foreign currency translation adjustments	—	—	(10,472)	—	(10,472)
Net income	—	—	—	48,692	48,692

Balance, June 30, 2010	$1,000	$1,982,604	$23,839	$(8,676)	$1,998,767

Successor Company

Balance, January 1, 2011	$1,000	$147,457	$(2,434)	$1,472,159	$1,618,182
Capital contributions from parent and other	—	4	—	—	4
Change in net unrealized gains (losses):
Investment securities	—	—	10,414	—	10,414
Swap agreements	—	—	(8,768)	—	(8,768)
Foreign currency translation adjustments	—	—	3,813	—	3,813
Net loss	—	—	—	(112,381)	(112,381)

Balance, June 30, 2011	$1,000	$147,461	$3,025	$1,359,778	$1,511,264

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)	Successor Company	Predecessor Company
Six Months Ended June 30,	2011	2010

Cash Flows from Operating Activities
Net (loss) income	$(112,381)	$48,692
Reconciling adjustments:
Provision for finance receivable losses	175,869	239,575
Depreciation and amortization	107,476	75,107
Deferral of finance receivable origination costs	(20,629)	(18,046)
Deferred income tax benefit	(129,166)	(216)
Net realized losses on investment securities	2,515	7,103
Change in other assets and other liabilities	68,607	(90,335)
Writedowns and net loss on sales of real estate owned	31,645	20,830
Gain on early extinguishment of secured term loan	(10,664)	—
Change in insurance claims and policyholder liabilities	(21,883)	(18,859)
Change in taxes receivable and payable	(6,370)	(108,045)
Change in accrued finance charges	11,339	22,565
Change in restricted cash	14,394	(3,366)
Other, net	(1,528)	804

Net cash provided by operating activities	109,224	175,809

Cash Flows from Investing Activities
Finance receivables originated or purchased	(835,575)	(709,694)
Principal collections on finance receivables	1,441,938	1,701,887
Sales and principal collections on finance receivables held for sale originated as held for investment	—	37,764
Investment securities purchased	(56,582)	(74,409)
Investment securities called, sold, and matured	62,949	36,294
Change in notes receivable from AIG	468,662	800,862
Change in restricted cash	256,069	(153,645)
Proceeds from sale of real estate owned	107,011	117,949
Other, net	(8,592)	(3,687)

Net cash provided by investing activities	1,435,880	1,753,321

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	2,119,594	3,496,468
Debt commissions on issuance of long-term debt	(20,076)	(82,500)
Repayment of long-term debt	(2,850,031)	(3,619,640)
Change in short-term debt	—	(2,450,000)
Capital contributions from parent	—	11,429

Net cash used for financing activities	(750,513)	(2,644,243)

Effect of exchange rate changes	523	(339)

Increase (decrease) in cash and cash equivalents	795,114	(715,452)
Cash and cash equivalents at beginning of period	1,397,563	1,311,842

Cash and cash equivalents at end of period	$2,192,677	$596,390

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2011

Note 1. Basis of Presentation

Until November 30, 2010, Springleaf Finance, Inc. (SLFI or, collectively with its subsidiaries, whether directly or indirectly owned, the Company, we, or our) (formerly American General Finance, Inc.) was a direct wholly owned subsidiary of AIG Capital Corporation (ACC), which is a direct wholly owned subsidiary of American International Group, Inc. (AIG), a Delaware corporation. On August 11, 2010, AIG and FCFI Acquisition LLC (FCFI), an affiliate of Fortress Investment Group LLC (Fortress), announced a definitive agreement (Stock Purchase Agreement) whereby FCFI would indirectly acquire an 80% economic interest in SLFI from ACC (the FCFI Transaction). AIG, through ACC, retained a 20% economic interest in SLFI. On November 30, 2010 and immediately prior to the consummation of the FCFI Transaction, ACC contributed all of its outstanding shares of common stock in SLFI to AGF Holding Inc. (AGF Holding), a wholly owned subsidiary of ACC. In accordance with the Stock Purchase Agreement, it was necessary that this restructuring be completed prior to the closing of the FCFI Transaction. AIG then caused ACC to sell to FCFI 80% of the outstanding shares of AGF Holding. SLFI’s principal subsidiary is Springleaf Finance Corporation (SLFC) (formerly American General Finance Corporation).

We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States of America (U.S. GAAP). These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The statements include the accounts of SLFI and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results, except for the out of period adjustment recorded in second quarter 2011 discussed below. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. In second quarter 2011, we revised the presentation of our condensed consolidated statements of operations to report net interest income. We believe this presentation more clearly shows the key components of our operating income source and use of funds. You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. To conform to the 2011 presentation, we reclassified certain items in the prior period.

Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, we applied push-down accounting to SLFI and SLFC as the acquired businesses. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards (push-down accounting). Accordingly, a new basis of accounting was established and, for accounting purposes, the old entity (the Predecessor Company) was terminated and a new entity (the Successor Company) was created. This distinction is made throughout this Quarterly Report on Form 10-Q through the inclusion of a vertical black line between the Successor Company and the Predecessor Company columns.

As a result of the application of push-down accounting, the bases of the assets and liabilities of the Successor Company are not comparable to those of the Predecessor Company, nor would the income statement items for the three and six months ended June 30, 2011 have been the same as those reported if push-down accounting had not been applied.

In second quarter 2011, we recorded an out of period adjustment related to prior periods, which decreased insurance losses and loss adjustment expenses by $14.2 million for the three and six months ended June 30, 2011. This adjustment related to the correction of a benefit reserve error related to a closed block of annuities. After evaluating the quantitative and qualitative aspects of this correction, management has determined that the out of period adjustment is immaterial to our estimated full year results and that our previously issued quarterly and annual consolidated financial statements were not materially misstated.

Note 2. Recent Accounting Pronouncements

We adopted the following accounting standard in 2011:

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard that requires companies to report total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, bringing U.S. GAAP and International Financial Reporting Standards (IFRS) into alignment on the required presentation of other comprehensive income. The new standard is effective for interim and annual periods beginning on January 1, 2012. Early application is permitted. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

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

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued an amendment to existing criteria for determining whether or not a transferor has retained effective control over securities sold under agreements to repurchase. A secured borrowing is recorded when effective control over the transferred financial assets is maintained while a sale is recorded when effective control over the transferred financial assets has not been maintained. The amendment removes the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially agreed terms, even in the event of default by the transferee. The collateral maintenance implementation guidance related to this criterion also is removed. The collateral maintenance implementation guidance was a requirement of the transferor to demonstrate that it possessed adequate collateral to fund substantially all the cost of purchasing the replacement financial assets. The amendment is effective for us beginning January 1, 2012. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We are in the process of reviewing the potential impact on our consolidated financial condition, results of operations, and cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB and the International Accounting Standards Board jointly issued an accounting standard resulting in a common fair value meaning between U.S. GAAP and IFRS and consistency of disclosures relating to fair value. The new standard is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. We are in the process of reviewing the potential impact on our consolidated financial condition, results of operations, and cash flows.

Note 3. Finance Receivables

Components of net finance receivables by type were as follows:

(dollars in thousands)	Real Estate Loans	Non-Real Estate Loans	Retail Sales Finance	Total

Successor Company June 30, 2011

Gross receivables	$10,617,377	$2,826,281	$445,330	$13,888,988
Unearned finance charges and points and fees	(13,387)	(304,638)	(45,075)	(363,100)
Accrued finance charges	64,637	32,872	3,409	100,918
Deferred origination costs	390	17,503	—	17,893
Premiums, net of discounts	(7)	—	(13)	(20)

Total	$10,669,010	$2,572,018	$403,651	$13,644,679

Successor Company December 31, 2010

Gross receivables	$11,197,768	$2,853,633	$536,144	$14,587,545
Unearned finance charges and points and fees	(15,963)	(274,907)	(48,386)	(339,256)
Accrued finance charges	70,654	33,747	3,427	107,828
Deferred origination costs	25	3,496	—	3,521

Total	$11,252,484	$2,615,969	$491,185	$14,359,638

Included in the table above are real estate finance receivables associated with securitizations that remain on our balance sheet totaling $2.1 billion at June 30, 2011 and $2.2 billion at December 31, 2010. See Note 4 and Note 9 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables that have been pledged as collateral for SLFC’s secured term loan totaling $5.6 billion at June 30, 2011 and $7.4 billion at December 31, 2010.

Unused credit limits extended to customers by the Company totaled $200.9 million at June 30, 2011 and $162.3 million at December 31, 2010. All unused credit limits, in part or in total, can be cancelled at the discretion of the Company.

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables by portfolio segment and by class were as follows:

(dollars in thousands)	Branch Real Estate	Centralized Real Estate	Branch Non- Real Estate	Branch Retail

Successor Company June 30, 2011

Prime	$1,010,419	$3,305,453	$517,721	$169,037
Non-prime	1,104,073	870,363	586,837	57,102
Sub-prime	3,915,478	343,767	1,454,513	176,515
Other/FICO unavailable	983	1,075	12,947	997

Total	$6,030,953	$4,520,658	$2,572,018	$403,651

Successor Company December 31, 2010

Prime	$1,067,320	$3,535,214	$528,435	$220,677
Non-prime	1,162,387	912,835	592,163	72,261
Sub-prime	4,099,761	357,870	1,482,975	197,484
Other/FICO unavailable	991	418	12,396	762

Total	$6,330,459	$4,806,337	$2,615,969	$491,184

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios by portfolio segment and by class were as follows:

	Branch Real Estate	Centralized Real Estate	Branch Non- Real Estate	Branch Retail

Successor Company June 30, 2011

Prime	3.54%	7.77%	1.61%	2.81%
Non-prime	5.37	13.06	2.37	5.05
Sub-prime	6.69	13.27	3.84	3.93
Other/FICO unavailable	13.80	22.31	1.21	2.89

Total	5.93	9.23	3.06	3.61

Successor Company December 31, 2010

Prime	3.61%	7.31%	2.04%	3.95%
Non-prime	5.21	12.39	3.11	6.32
Sub-prime	6.89	12.43	4.75	5.71
Other/FICO unavailable	3.81	—	N/M *	6.94

Total	6.03	8.67	3.84	5.01

*	Not meaningful

Our net finance receivables by performing and nonperforming (nonaccrual) by portfolio segment and by class were as follows:

(dollars in thousands)	Branch Real Estate	Centralized Real Estate	Branch Non- Real Estate	Branch Retail

Successor Company June 30, 2011

Performing	$5,786,076	$4,188,028	$2,536,941	$398,641
Nonperforming	244,877	332,630	35,077	5,010

Total	$6,030,953	$4,520,658	$2,572,018	$403,651

Successor Company December 31, 2010

Performing	$6,101,243	$4,490,825	$2,590,614	$488,377
Nonperforming	229,216	315,512	25,355	2,807

Total	$6,330,459	$4,806,337	$2,615,969	$491,184

Our delinquency by portfolio segment and by class were as follows:

(dollars in thousands)	Branch Real Estate	Centralized Real Estate	Branch Non- Real Estate	Branch Retail

Successor Company June 30, 2011

Unpaid principal balance:
30-59 days past due	$121,667	$113,552	$40,527	$9,727
60-89 days past due	72,085	79,213	21,381	5,324
90 days or more past due	339,947	446,811	67,281	11,866

Total past due	533,699	639,576	129,189	26,917
Current	6,416,983	5,061,294	2,766,952	449,658

Total	$6,950,682	$5,700,870	$2,896,141	$476,575

Successor Company December 31, 2010

Unpaid principal balance:
30-59 days past due	$129,420	$110,552	$44,748	$13,279
60-89 days past due	78,180	85,146	27,498	8,651
90 days or more past due	364,391	441,885	86,816	20,779

Total past due	571,991	637,583	159,062	42,709
Current	6,762,015	5,442,582	2,814,633	545,159

Total	$7,334,006	$6,080,165	$2,973,695	$587,868

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

We include the carrying amount (which initially was the fair value) of these credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses. Prepayments reduce the outstanding balance, contractual cash flows, and cash flows expected to be collected. Information regarding these credit impaired finance receivables was as follows:

(dollars in thousands)	Successor Company
	June 30, 2011	December 31, 2010

Carrying amount, net of allowance	$1,650,992	$1,847,175

Outstanding balance	$2,381,409	$2,680,421

Allowance for credit impaired finance receivable losses	$—	$—

We did not create an allowance for credit impaired finance receivable losses in the second quarter of 2011 since the net carrying value of these credit impaired finance receivables was less than the present value of the expected cash flow.

Changes in accretable yield of these finance receivables were as follows:

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	At or for the Three Months Ended June 30, 2011	At or for the Three Months Ended June 30, 2010*	At or for the Six Months Ended June 30, 2011	At or for the Six Months Ended June 30, 2010*

Balance at beginning of period	$595,051	$—	$644,681	$—
Additions	—	—	—	—
Accretion	(42,015)	—	(77,863)	—
Reclassifications from (to) nonaccretable difference	15,490	—	15,490	—
Disposals	(12,832)	—	(26,614)	—

Balance at end of period	$555,694	$—	$555,694	$—

*	Prior to the FCFI Transaction, the accretable yield of our credit impaired finance receivables was immaterial.

FICO-delineated prime, non-prime, and sub-prime categories for credit impaired finance receivables by portfolio segment and by class were as follows:

(dollars in thousands)	Branch Real Estate	Centralized Real Estate	Branch Non- Real Estate	Branch Retail

Successor Company June 30, 2011

Prime	$59,327	$564,101	$—	$—
Non-prime	106,501	276,271	—	—
Sub-prime	527,487	117,125	—	—
Other/FICO unavailable	179	1	—	—

Total	$693,494	$957,498	$—	$—

Successor Company December 31, 2010

Prime	$68,125	$627,177	$2,182	$566
Non-prime	120,470	297,927	4,317	374
Sub-prime	581,581	122,403	19,646	2,205
Other/FICO unavailable	179	—	9	14

Total	$770,355	$1,047,507	$26,154	$3,159

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for credit impaired finance receivables by portfolio segment and by class were as follows:

	Branch Real Estate	Centralized Real Estate	Branch Non- Real Estate		Branch Retail

Successor Company June 30, 2011

Prime	19.04%	26.41%	N/M	*	N/M
Non-prime	17.77	27.42	N/M		N/M
Sub-prime	17.93	25.89	N/M		N/M
Other/FICO unavailable	62.94	—	N/M		N/M

Total	18.01	26.63	N/M		N/M

Successor Company December 31, 2010

Prime	29.49%	33.69%	94.63%		93.40%
Non-prime	24.95	32.57	93.69		90.28
Sub-prime	24.43	31.18	92.44		89.50
Other/FICO unavailable	62.92	—	100.00		88.37

Total	24.97	33.08	92.83		90.31

*	Not meaningful

If the timing and/or amounts of expected cash flows on credit impaired finance receivables were determined to not be reasonably estimable, no interest would be accreted and the finance receivables would be reported as nonaccrual finance receivables. However, since the timing and amounts of expected cash flows are reasonably estimable, interest is being accreted and the finance receivables are being reported as performing finance receivables.

Information regarding TDR finance receivables (which are all real estate loans) was as follows:

(dollars in thousands)	Successor Company
	June 30, 2011	December 31, 2010

TDR net finance receivables	$160,293	$28,195

TDR net finance receivables that have an allowance	$160,293	$28,195

Allowance for TDR finance receivable losses	$17,990	$2,835

As a result of the FCFI Transaction, all TDR finance receivables that existed as of November 30, 2010 were reclassified to and are accounted for prospectively as credit impaired finance receivables. We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

TDR average net receivables	$138,518	$1,768,164	$105,029	$1,648,944

TDR finance charges recognized	$1,402	$21,938	$2,124	$41,674

In third quarter 2009, MorEquity, Inc. (MorEquity) entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association as financial agent for the United States Department of the Treasury, which provides for participation in the Home Affordable Modification Program (HAMP). MorEquity entered into the Agreement as the servicer with respect to our centralized real estate finance receivables, with an effective date of September 1, 2009. On February 1, 2011, MorEquity entered into Subservicing Agreements for the servicing of its centralized real estate finance receivables with Nationstar Mortgage LLC (Nationstar), a non-subsidiary affiliate of SLFC. As a result of the subservicing transfer, the Agreement was terminated on May 26, 2011. “Eligible Loans” subserviced by Nationstar are still subject to HAMP.

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

Our on-balance sheet securitizations of real estate loans and the related debt were as follows:

(dollars in thousands)	Real Estate Loans	Long-term Debt

Successor Company June 30, 2011

2003 securitization	$14,588	$15,249
2006 securitization	153,794	188,665
2009 securitization	1,246,542	770,544
2010 securitization	700,828	366,064

Successor Company December 31, 2010

2003 securitization	$16,147	$17,249
2006 securitization	171,989	209,795
2009 securitization	1,316,280	876,607
2010 securitization	740,794	423,119

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

Note 5. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses and net finance receivables by portfolio segment and by class were as follows:

(dollars in thousands)	Branch Real Estate	Centralized Real Estate	Branch Non- Real Estate	Branch Retail	All Other	Consolidated Total

Successor Company Three Months Ended June 30, 2011

Balance at beginning of period	$9,637	$3,010	$12,759	$204	$—	$25,610
Provision for finance receivable losses (a)	33,513	32,121	30,958	5,879	—	102,471
Charge-offs	(31,975)	(30,127)	(28,533)	(8,728)	—	(99,363)
Recoveries	2,334	(14)	9,012	3,080	—	14,412

Balance at end of period	$13,509	$4,990	$24,196	$435	$—	$43,130

Predecessor Company Three Months Ended June 30, 2010

Balance at beginning of period	$573,832	$598,998	$294,413	$61,416	$3,826	$1,532,485
Provision for finance receivable losses	27,891	23,871	(2,099)	4,916	372	54,951
Charge-offs	(64,329)	(29,222)	(54,960)	(22,792)	(246)	(171,549)
Recoveries	2,849	731	9,805	3,341	(1)	16,725

Balance at end of period	$540,243	$594,378	$247,159	$46,881	$3,951	$1,432,612

(a)	Provision for finance receivable losses for the Successor Company includes $30.4 million of net charge-offs on credit impaired finance receivables, $53.7 million on non-credit impaired finance receivables, and $0.9 million for new origination activity and TDR activity during the three months ended June 30, 2011. As a result of charging off the non-credit impaired finance receivables, $20.4 million of valuation discount accretion was accelerated and is included as a component of finance charges within revenues.

(dollars in thousands)	Branch Real Estate	Centralized Real Estate	Branch Non- Real Estate	Branch Retail	All Other	Consolidated Total

Successor Company Six Months Ended June 30, 2011

Balance at beginning of period	$2,465	$488	$4,111	$56	$—	$7,120
Provision for finance receivable losses (a)	52,876	59,570	52,253	11,170	—	175,869
Charge-offs	(50,935)	(55,205)	(50,888)	(17,536)	—	(174,564)
Recoveries (b)	9,103	137	18,720	6,745	—	34,705

Balance at end of period	$13,509	$4,990	$24,196	$435	$—	$43,130

Net finance receivables	$6,030,953	$4,520,658	$2,572,018	$403,651	$117,399	$13,644,679

Predecessor Company Six Months Ended June 30, 2010

Balance at beginning of period	$633,172	$536,440	$291,995	$67,364	$3,514	$1,532,485
Provision for finance receivable losses	33,603	127,547	55,369	22,439	617	239,575
Charge-offs	(131,891)	(71,143)	(119,584)	(49,508)	(185)	(372,311)
Recoveries	5,359	1,534	19,379	6,586	5	32,863

Balance at end of period	$540,243	$594,378	$247,159	$46,881	$3,951	$1,432,612

Net finance receivables	$7,733,410	$6,513,044	$2,887,884	$733,201	$118,762	$17,986,301

(a)	Provision for finance receivable losses for the Successor Company includes $67.8 million of net charge-offs on credit impaired finance receivables, $71.2 million on non-credit impaired finance receivables, and $1.0 million for new origination activity and TDR activity during the six months ended June 30, 2011. As a result of charging off the non-credit impaired finance receivables, $35.7 million of valuation discount accretion was accelerated and is included as a component of finance charges within revenues.
(b)	Successor Company includes $5.0 million of recoveries ($2.9 million branch real estate loan recoveries, $1.9 million branch non-real estate loan recoveries, and $0.2 million branch retail sales finance recoveries) as a result of a settlement of claims relating to our February 2008 purchase of Equity One, Inc.’s consumer branch finance receivable portfolio.

Within our three main finance receivable types are sub-portfolios, each consisting of a large number of relatively small, homogenous accounts. We evaluate these sub-portfolios for impairment as groups. None of our accounts are large enough to warrant individual evaluation for impairment.

We estimate our allowance for finance receivable losses primarily using the authoritative guidance for contingencies. We base our allowance for finance receivable losses primarily on historical loss experience using migration analysis applied to sub-portfolios of large numbers of relatively small homogenous accounts. This technique is a historically-based statistical technique that attempts to predict the future amount of losses for existing pools of finance receivables. We adjust the amounts determined by migration for management’s estimate of the effects of model imprecision, any changes to the sub-portfolio’s underwriting criteria, portfolio seasoning, and current economic conditions, including the levels of unemployment and personal bankruptcies.

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

Note 6. Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities by type, which are classified as available-for-sale, were as follows:

(dollars in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Other- Than- Temporary Impairments in AOCI(L) (a)

Successor Company June 30, 2011

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$38,699	$198	$(153)	$38,744	$—
Obligations of states, municipalities, and political subdivisions	209,636	1,589	(600)	210,625	—
Corporate debt	334,057	5,113	(3,678)	335,492	—
Mortgage-backed, asset-backed, and collateralized:
RMBS	115,471	2,408	(15)	117,864	—
CMBS	16,446	2,390	(240)	18,596	—
CDO/ABS	14,297	772	(52)	15,017	—

Total	728,606	12,470	(4,738)	736,338	—
Preferred stocks	4,959	—	(212)	4,747	—
Other long-term investments (b)	3,456	1,974	(42)	5,388	—
Common stocks	840	—	(3)	837	—

Total	$737,861	$14,444	$(4,995)	$747,310	$—

Successor Company December 31, 2010

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$9,566	$—	$(174)	$9,392	$—
Obligations of states, municipalities, and political subdivisions	226,023	201	(2,257)	223,967	—
Corporate debt	345,735	3,098	(6,084)	342,749	—
Mortgage-backed, asset-backed, and collateralized:
RMBS	129,411	201	(1,486)	128,126	—
CMBS	10,064	492	(90)	10,466	—
CDO/ABS	17,980	113	(158)	17,935	—

Total	738,779	4,105	(10,249)	732,635	—
Preferred stocks	4,959	—	(206)	4,753	—
Other long-term investments (b)	6,653	—	(221)	6,432	—
Common stocks	676	1	—	677	—

Total	$751,067	$4,106	$(10,676)	$744,497	$—

(a)	In January 2011, we reclassified $0.1 million of previously recorded other-than-temporary impairments in accumulated other comprehensive loss to unrealized gains on investment securities in accumulated other comprehensive loss to reflect the proper classification of these investment securities.
(b)	Excludes interest in a limited partnership that we account for using the equity method ($1.8 million at June 30, 2011 and $1.4 million at December 31, 2010).

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

(dollars in thousands)	12 Months or Less		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Successor Company June 30, 2011

Bonds:
U.S. government and government sponsored entities	$3,505	$(153)	$—	$—	$3,505	$(153)
Obligations of states, municipalities, and political subdivisions	65,014	(600)	—	—	65,014	(600)
Corporate debt	137,392	(3,678)	—	—	137,392	(3,678)
RMBS	6,276	(15)	—	—	6,276	(15)
CMBS	5,882	(240)	—	—	5,882	(240)
CDO/ABS	4,750	(52)	—	—	4,750	(52)

Total	222,819	(4,738)	—	—	222,819	(4,738)
Preferred stocks	4,747	(212)	—	—	4,747	(212)
Other long-term investments	1,329	(42)	—	—	1,329	(42)
Common stocks	116	(3)	—	—	116	(3)

Total	$229,011	$(4,995)	$—	$—	$229,011	$(4,995)

Successor Company December 31, 2010

Bonds:
U.S. government and government sponsored entities	$9,392	$(174)	$—	$—	$9,392	$(174)
Obligations of states, municipalities, and political subdivisions	207,378	(2,257)	—	—	207,378	(2,257)
Corporate debt	273,766	(6,084)	—	—	273,766	(6,084)
RMBS	111,384	(1,486)	—	—	111,384	(1,486)
CMBS	7,966	(90)	—	—	7,966	(90)
CDO/ABS	10,128	(158)	—	—	10,128	(158)

Total	620,014	(10,249)	—	—	620,014	(10,249)
Preferred stocks	4,753	(206)	—	—	4,753	(206)
Other long-term investments	6,403	(221)	—	—	6,403	(221)

Total	$631,170	$(10,676)	$—	$—	$631,170	$(10,676)

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

We did not recognize in earnings the unrealized losses on fixed-maturity securities at June 30, 2011, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities (that is, they are not credit impaired).

As of June 30, 2011 and December 31, 2010, we had no investment securities which had been in an unrealized loss position of more than 50% for more than 12 months. As part of our credit evaluation procedures applied to investment securities, we consider the nature of both the specific securities and the general market conditions for those securities. Based on management’s analysis, we continue to believe that the expected cash flows from our investment securities will be sufficient to recover the amortized cost of our investment. We continue to monitor these positions for potential credit impairments.

At June 30, 2011, we had no unrealized losses on investment securities for which an other-than-temporary impairment was recognized. In January 2011, we reclassified $0.4 million in unrealized losses on investment securities, previously classified as other-than-temporarily impaired, to unrealized losses on all other investment securities to reflect the proper classification of these investment securities for which no other-than-temporary impairment was recognized.

We recognize credit losses into earnings on securities in an unrealized loss position for which we do not expect to recover the entire amortized cost basis. Non-credit losses are recognized in accumulated other comprehensive income or loss since we do not intend to sell these securities, and we believe it is more likely than not that we will not be required to sell any investment security before the recovery of its amortized cost basis.

Components of the other-than-temporary impairment charges on investment securities were as follows:

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Total other-than-temporary impairment losses	$(298)	$(171)	$(2,227)	$(1,977)
Portion of loss recognized in accumulated other comprehensive loss	—	(1,620)	—	(4,062)

Net impairment losses recognized in net (loss) income	$(298)	$(1,791)	$(2,227)	$(6,039)

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired investment securities were as follows:

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	At or for the Three Months Ended June 30, 2011	At or for the Three Months Ended June 30, 2010	At or for the Six Months Ended June 30, 2011	At or for the Six Months Ended June 30, 2010

Balance at beginning of period*	$1,929	$7,368	$—	$3,150
Additions:
Due to other-than-temporary impairments:
Not previously impaired/impairment not previously recognized	264	—	2,193	9
Previously impaired/impairment previously recognized	34	1,705	34	5,940
Reductions:
Realized due to sales with no prior intention to sell	—	—	—	—
Realized due to intention to sell	—	—	—	—
Accretion of credit impaired securities	(39)	(57)	(39)	(83)

Balance at end of period	$2,188	$9,016	$2,188	$9,016

*	In January 2011, we reclassified $31,000 of the balance at the beginning of the six months ended June 30, 2011 period, which was previously recorded as accretion of credit impaired securities, to interest income on all other investment securities to reflect the proper classification of these investment securities for which no other-than-temporary impairment was recognized.

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized losses were as follows:

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Fair value	$8,575	$53,728	$35,904	$137,779

Realized gains	$91	$—	$169	$37
Realized losses	(138)	(68)	(457)	(133)

Net realized losses	$(47)	$(68)	$(288)	$(96)

Contractual maturities of fixed-maturity investment securities at June 30, 2011 were as follows:

(dollars in thousands) June 30, 2011	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed securities:
Due in 1 year or less	$42,771	$42,690
Due after 1 year through 5 years	162,259	162,010
Due after 5 years through 10 years	211,081	209,507
Due after 10 years	168,750	168,185
Mortgage-backed securities	151,477	146,214

Total	$736,338	$728,606

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Note 7. Restricted Cash

Restricted cash at June 30, 2011 and December 31, 2010 included funds to be used for future debt payments relating to our securitization transactions (see Note 4), escrow deposits, and funds related to SLFC’s secured term loan. The decrease in restricted cash at June 30, 2011 when compared to December 31, 2010 was primarily due to reduced collateral requirements on SLFC’s secured term loan, which was refinanced in May 2011.

Note 8. Related Party Transactions

AFFILIATE LENDING

Prior to the FCFI Transaction, SLFC made loans to AIG under demand note agreements as a short-term investment source for cash. Interest revenue on notes receivable from AIG for the three and six months ended June 30, 2010 totaled $2.3 million and $4.7 million, respectively.

In April 2010, Springleaf Financial Funding Company, a wholly owned subsidiary of SLFC, entered into and fully drew down a $3.0 billion, five-year term loan pursuant to a Credit Agreement among Springleaf Financial Funding Company, SLFC, and most of the consumer finance operating subsidiaries of SLFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. At December 31, 2010, affiliates of Fortress and affiliates of AIG were included in the syndicate of lenders.

In May 2011, the $3.0 billion term loan was refinanced to increase total borrowing to $3.75 billion with a new six-year term, significantly improved advance rates, and lower borrowing costs. Any portion of the term loan that is repaid (whether at or prior to maturity) will permanently reduce the principal amount outstanding and may not be reborrowed. At June 30, 2011, affiliates of Fortress and affiliates of AIG were included in the syndicate of lenders.

COST SHARING AGREEMENTS

Prior to the FCFI Transaction, we were party to cost sharing agreements, including tax sharing arrangements, with AIG. Generally, these agreements provided for the allocation of shared corporate costs based upon a proportional allocation of costs to all AIG subsidiaries. See Note 13 for further information on the tax sharing arrangements.

We also reimburse AIG Federal Savings Bank (AIG Bank), a subsidiary of AIG, for costs associated with a remediation program related to a Supervisory Agreement among AIG Bank, Wilmington Finance, Inc. (WFI), SLFI, and the Office of Thrift Supervision dated June 7, 2007 (the Supervisory Agreement). As of June 30, 2011, we have made reimbursements of $61.9 million for payments made by AIG Bank to refund certain fees to customers pursuant to the terms of the Supervisory Agreement. At June 30, 2011, the remaining reserve, which reflects management’s best estimate of the expected costs of the remediation program, totaled $1.4 million.

REINSURANCE AGREEMENTS

Merit Life Insurance Co. (Merit), a wholly-owned subsidiary of SLFC, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Reserves on the books of Merit for reinsurance agreements with subsidiaries of AIG totaled $50.2 million at June 30, 2011 and $51.2 million at December 31, 2010.

DERIVATIVES

At June 30, 2011, all of our derivative financial instruments were with AIG Financial Products Corp. (AIGFP), a subsidiary of AIG. At December 31, 2010, all but one of our derivative financial instruments were with AIGFP. The derivative financial instrument that was not with AIGFP was terminated in March 2011 due to the sale of the related note receivable from AIG. See Note 11 for further information on our derivatives.

SUBSERVICING AND REFINANCE AGREEMENTS

Effective February 1, 2011, Nationstar began subservicing the centralized real estate loans of MorEquity and two other subsidiaries of SLFC (collectively, the Owners). In addition, Nationstar began subservicing certain real estate loans that MorEquity had been servicing in conjunction with the 2006 and 2010 securitization of these real estate loans and began refinancing certain first lien mortgage loans. During the three and six months ended June 30, 2011, the Owners paid Nationstar $2.7 million and $4.9 million, respectively, in fees for its subservicing. During the three and six months ended June 30, 2011, the Owners paid Nationstar $2.2 million and $2.8 million, respectively, to facilitate the repayment of our centralized real estate loans through refinancings with other lenders.

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

The asset-backed securities are backed by the expected cash flows from securitized real estate loans. Other than servicing fees and prepayment penalties (for our 2003 and 2006 securitizations only), payments from these real estate loans are not available to us until the repayment of the debt issued in connection with the securitization transactions has occurred. We recorded these transactions as “on-balance sheet” secured financings because the transfer of these real estate loans to the trusts did not qualify for sale accounting treatment. We retain interests in these securitization transactions, including senior and subordinated securities issued by the VIEs and residual interests. We retain credit risk in the securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. At June 30, 2011, these retained interests were primarily comprised of $1.4 billion, or 37%, of the assets transferred in connection with the on-balance sheet securitizations. We expect that any credit losses in the pools of securitized assets would likely be limited to our retained interests. We have no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default. See Note 4 for further discussion regarding these securitization transactions.

The total consolidated VIE assets and liabilities associated with our securitization transactions were as follows:

(dollars in thousands)	Successor Company
	June 30, 2011	December 31, 2010

Assets:
Finance receivables	$2,115,752	$2,245,210
Allowance for finance receivable losses	827	80
Restricted cash	23,526	30,946

Liabilities
Long-term debt	$1,340,522	$1,526,770

We had no off-balance sheet exposure associated with our variable interests in the consolidated VIEs. No additional support to these VIEs beyond what was previously contractually required has been provided by us. Consolidated interest expense related to these VIEs for the three and six months ended June 30, 2011 totaled $17.5 million and $35.8 million, respectively. Consolidated interest expense related to these VIEs for the three and six months ended June 30, 2010 totaled $41.2 million and $84.0 million, respectively.

UNCONSOLIDATED VIE

We have established a VIE, primarily related to a debt issuance, of which we are not the primary beneficiary, and in which we do not have a variable interest. Therefore, we do not consolidate such entity. We calculate our maximum exposure to loss primarily to be the amount of debt issued to or equity invested in a VIE. Our on-balance sheet maximum exposure to loss associated with this unconsolidated VIE was $171.5 million at June 30, 2011 and December 31, 2010. We had no off-balance sheet exposure to loss associated with this VIE at June 30, 2011 or December 31, 2010.

Note 10. Refinancing of Secured Term Loan

In May 2011, we refinanced SLFC’s $3.0 billion secured term loan to increase total borrowing to $3.75 billion with a new six-year term, significantly improved advance rates, and lower borrowing costs. The unamortized balance of the fair value mark on the $3.0 billion secured term loan was $30.8 million. We accounted for $20.1 million of the $30.8 million as a modification, which would remain on the balance sheet and amortize over the new term. The remaining $10.7 million was recorded as a gain on the early extinguishment of the secured term loan for the three and six months ended June 30, 2011.

Note 11. Derivative Financial Instruments

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

While all of our interest rate, cross currency, cross currency interest rate, and equity-indexed swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under U.S. GAAP. At June 30, 2011, equity-indexed debt and related swaps were immaterial.

In the first quarter of 2010, we re-examined our accounting for a second quarter 2009 de-designated trade and determined that our method for amortizing the debt basis adjustments related to hedge accounting for this second quarter 2009 de-designated trade contained two errors. The debt basis adjustment to be amortized incorrectly included an accounting adjustment on the hedged debt. Secondly, the amortization method did not take into account all cash flows on the debt when calculating the effective yield amortization. In addition, we did not record the foreign exchange translation on the unamortized debt basis. As a result of these errors, we recorded an out of period adjustment in the first quarter of 2010, which reduced other revenues by $8.2 million during the three months ended March 31, 2010. The impact of this error did not have a material effect on our financial condition or results of operations for previously reported periods.

Fair value of derivative instruments presented on a gross basis by type were as follows:

	Successor Company
	June 30, 2011			December 31, 2010
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Hedging Instruments
Cross currency and cross currency interest rate	$625,250	$71,052	$—	$1,226,250	$114,001	$—
Interest rate	850,000	—	21,237	850,000	—	40,057

Total	1,475,250	71,052	21,237	2,076,250	114,001	40,057

Non-Designated Hedging Instruments
Cross currency and cross currency interest rate	644,250	128,363	—	644,250	75,159	—
Interest rate	—	—	—	468,000	1,148	—
Equity-indexed	6,886	1,735	54	6,886	1,720	213

Total	651,136	130,098	54	1,119,136	78,027	213

Total derivative instruments*	$2,126,386	$201,150	$21,291	$3,195,386	$192,028	$40,270

*	Master netting arrangements had no effect.

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income or loss (effective portion), reclassified from accumulated other comprehensive income or loss into other revenues (effective portion), and recognized in other revenues (ineffective portion) were as follows:

(dollars in thousands)	Effective		Ineffective
	AOCI(L)*	From AOCI(L) to Revenues	Revenues

Successor Company Three Months Ended June 30, 2011

Interest rate	$(715)	$(501)	$(29)
Cross currency and cross currency interest rate	29,998	28,331	371

Total	$29,283	$27,830	$342

Predecessor Company Three Months Ended June 30, 2010

Interest rate	$13,133	$278	$(749)
Cross currency and cross currency interest rate	6,982	(15,227)	(20,006)

Total	$20,115	$(14,949)	$(20,755)

Successor Company Six Months Ended June 30, 2011

Interest rate	$(2,880)	$(977)	$(2,553)
Cross currency and cross currency interest rate	95,609	107,194	831

Total	$92,729	$106,217	$(1,722)

Predecessor Company Six Months Ended June 30, 2010

Interest rate	$20,539	$2,634	$(1,575)
Cross currency and cross currency interest rate	41,230	57,081	(26,404)

Total	$61,769	$59,715	$(27,979)

*	accumulated other comprehensive income (loss)

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings in other revenues. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

At June 30, 2011, we expect $6.8 million of the deferred net loss on cash flow hedges to be reclassified from accumulated other comprehensive loss to earnings during the next twelve months.

For the six months ended June 30, 2011, there were no instances in which we reclassified amounts from accumulated other comprehensive income or loss to earnings as a result of a discontinuance of a cash flow hedge due to it becoming probable that the original forecasted transaction would not occur at the end of the originally specified time period.

The amount recognized in other revenues for non-designated hedging instruments were as follows:

(dollars in thousands)	Non-Designated Hedging Instruments

Successor Company Three Months Ended June 30, 2011

Cross currency, cross currency interest rate, and interest rate	$40,364
Equity-indexed	81

Total	$40,445

Predecessor Company Three Months Ended June 30, 2010

Cross currency and cross currency interest rate	$(56,192)
Equity-indexed	78

Total	$(56,114)

Successor Company Six Months Ended June 30, 2011

Cross currency, cross currency interest rate, and interest rate	$78,612
Equity-indexed	161

Total	$78,773

Predecessor Company Six Months Ended June 30, 2010

Cross currency and cross currency interest rate	$(10,128)
Equity-indexed	160

Total	$(9,968)

During the three months ended June 30, 2011, we recognized a mark to market gain of $20.8 million on our non-designated cross currency derivative. During the six months ended June 30, 2011, we recognized a mark to market gain of $40.3 million on our non-designated cross currency derivative. During the three months ended June 30, 2010, we recognized a mark to market loss of $61.4 million on our non-designated cross currency derivative. During the six months ended June 30, 2010, we recognized a mark to market loss of $95.7 million on our non-designated cross currency derivative, partially offset by gains of $68.8 million on the release of other comprehensive income related to cash flow hedge maturities. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

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

Credit valuation adjustment (losses) gains recorded in other revenues for our non-designated derivative and in accumulated other comprehensive income or loss for our cash flow hedges were as follows:

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Credit valuation adjustment (losses) gains:

Non-designated derivative	$(96)	$3,791	$(2,094)	$12,866
Cash flow hedges	$660	$11,831	$(2,897)	$29,047

If we do not exit these derivatives prior to maturity and no counterparty defaults occur, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We currently do not anticipate exiting these derivatives for the foreseeable future. These derivatives are with AIGFP, a subsidiary of AIG.

See Note 17 for information on how we determine fair value on our derivative financial instruments.

Note 12. Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows:

(dollars in thousands)	Successor Company
	June 30, 2011	December 31, 2010

Net unrealized gains (losses) on:
Investment securities	$6,142	$(4,272)
Swap agreements	(7,741)	1,027
Foreign currency translation adjustments	4,199	386
Retirement plan liabilities adjustment	425	425

Accumulated other comprehensive income (loss)	$3,025	$(2,434)

Note 13. Income Taxes

Benefit from income taxes decreased for the three and six months ended June 30, 2011 when compared to the same periods in 2010 as a result of the FCFI Transaction and the resulting changes in the book and tax basis of our assets and liabilities and the benefit in 2010 from the release of the deferred tax valuation allowance. The Company was in a net deferred tax liability position at June 30, 2011, and based on the timing and reversal of the deferred tax liabilities, we have concluded that a valuation allowance was required on our United Kingdom operations of $0.7 million, but no valuation allowance was required on our remaining gross deferred tax assets.

Before the FCFI Transaction, the Company was in a net deferred tax asset position and, excluding the foreign operations, the assets were subject to a full valuation allowance.

Benefit from income taxes for the three and six months ended June 30, 2010 reflected AIG’s projection that it would have sufficient taxable income in 2010 to utilize our 2010 estimated tax losses. As a result, we had classified $111.4 million of our 2010 losses as a current tax receivable. In connection with the closing of the FCFI Transaction on November 30, 2010, AIG and SLFI amended their tax sharing agreement, which terminated on the closing, (1) to provide that the parties’ payment obligations under the tax sharing agreement were limited to the payments required to be made by AIG to SLFI with respect to the 2009 taxable year, and (2) to include the terms of the promissory note to be issued by AIG in satisfaction of its 2009 taxable year payment obligation to SLFI. At December 31, 2010, the note receivable from AIG relating to the 2009 taxable year totaled $470.2 million. On March 24, 2011, SLFI sold its $468.7 million note receivable from AIG at a net price after transaction fees of $469.8 million. Due to the amendment of the tax sharing agreement, SLFI did not receive the payment for the tax period ending November 30, 2010. As a result, we recorded a dividend to AIG for the amount of the income tax receivable remaining at the closing of the FCFI Transaction.

Note 14. Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities was as follows:

(dollars in thousands)	Successor Company	Predecessor Company
Six Months Ended June 30,	2011	2010

Transfer of finance receivables held for sale to finance receivables held for investment	$—	$655,565

Transfer of finance receivables to real estate owned	$122,733	$136,142

Note 15. Segment Information

We have three business segments: branch, centralized real estate, and insurance. We report our segment information using the historical basis of accounting because management analyzes each business segment on a historical basis. We define our segments by types of financial service products we offer, nature of our production processes, and methods we use to distribute our products and to provide our services, as well as our management reporting structure.

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

The following table presents information about our segments as well as reconciliations to our condensed consolidated financial statement amounts.

(dollars in thousands)	Branch Segment	Centralized Real Estate Segment	Insurance Segment	All Other	Adjustments	Push-down Accounting Adjustments	Consolidated Total

Successor Company Three Months Ended June 30, 2011

Revenues:
External:
Finance charges	$319,400	$81,353	$—	$3,587	$—	$83,701	$488,041
Insurance	81	—	29,803	31	—	(106)	29,809
Other	1,525	(9,829)	13,295	(3,564)	(9)	28,868	30,286
Intercompany	16,012	—	(11,867)	(4,145)	—	—	—
Pretax income (loss)	244,751	(235,143)	22,518	(61,799)	(9)	(69,973)	(99,655)

Predecessor Company Three Months Ended June 30, 2010

Revenues:
External:
Finance charges	$360,653	$91,984	$—	$3,476	$—	$—	$456,113
Insurance	100	—	31,148	113	—	—	31,361
Other	(3,037)	10,983	14,760	(2,120)	(3,037)	—	17,549
Intercompany	16,541	198	(12,391)	(4,348)	—	—	—
Pretax income (loss)	30,843	(17,069)	16,659	(42,280)	(3,037)	—	(14,884)

Successor Company Six Months Ended June 30, 2011

Revenues:
External:
Finance charges	$645,207	$170,701	$—	$7,270	$—	$160,325	$983,503
Insurance	167	—	58,309	49	—	(230)	58,295
Other	3,150	(12,770)	25,959	(23,989)	(2,360)	40,138	30,128
Intercompany	32,065	(437)	(23,221)	(8,407)	—	—	—
Pretax income (loss)	75,543	(66,739)	34,186	(131,172)	(2,360)	(92,752)	(183,294)

Predecessor Company Six Months Ended June 30, 2010

Revenues:
External:
Finance charges	$735,694	$186,829	$—	$7,028	$—	$—	$929,551
Insurance	206	—	62,582	93	—	—	62,881
Other	(1,532)	22,064	28,367	73,592	(8,246)	—	114,245
Intercompany	32,819	594	(24,915)	(8,498)	—	—	—
Pretax income (loss)	37,984	(105,680)	28,065	(11,867)	(8,246)	—	(59,744)

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

Note 16. Benefit Plans

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

On January 1, 2011, we established a defined benefit retirement plan (the Retirement Plan) in which most of our employees are eligible to participate. The Retirement Plan is based on substantially the same terms as the AIG plan it replaced. The Company’s employees in Puerto Rico and the U.S. Virgin Islands participate in a defined benefit pension plan sponsored by CommoLoCo, Inc., our Puerto Rican subsidiary. The disclosures related to this plan are immaterial to the financial statements of the Company.

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans and other postretirement benefit plans:

(dollars in thousands)	Pension	Postretirement

Successor Company Three Months Ended June 30, 2011

Components of net periodic benefit cost:
Service cost	$3,400	$66
Interest cost	4,504	72
Expected return on assets	(4,239)	—

Net periodic benefit cost	$3,665	$138

Successor Company Six Months Ended June 30, 2011

Components of net periodic benefit cost:
Service cost	$6,801	$131
Interest cost	9,008	144
Expected return on assets	(8,478)	—

Net periodic benefit cost	$7,331	$275

For the three and six months ended June 30, 2011, the Company contributed $0.1 million and $4.2 million, respectively, to its pension plans and expects to contribute an additional $0.2 million for the remainder of 2011. These estimates are subject to change, since contribution decisions are affected by various factors including our liquidity, asset dispositions, market performance, and management’s discretion.

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

On November 30, 2010, FCFI indirectly acquired an 80% economic interest in SLFI from ACC. AIG, through ACC, retained a 20% economic interest in SLFI. Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, we applied push-down accounting to SLFI and SLFC as the acquired businesses. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards.

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

Fair Value Measurements – Recurring Basis

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in thousands)	Fair Value Measurements Using			Total Carried At Fair Value
	Level 1	Level 2	Level 3

Successor Company June 30, 2011

Assets
Investment securities:
Bonds:
U.S. government and government sponsored entities	$—	$38,744	$—	$38,744
Obligations of states, municipalities, and political subdivisions	—	210,625	—	210,625
Corporate debt	—	332,748	2,744	335,492
RMBS	—	116,575	1,289	117,864
CMBS	—	9,964	8,632	18,596
CDO/ABS	—	4,598	10,419	15,017

Total	—	713,254	23,084	736,338
Preferred stocks	—	4,747	—	4,747
Other long-term investments (a)	—	—	5,388	5,388
Common stocks (b)	115	—	3	118

Total	115	718,001	28,475	746,591
Cash and cash equivalents in mutual funds	77,166	—	—	77,166
Derivatives:
Cross currency and cross currency interest rate	—	199,415	—	199,415
Equity-indexed	—	—	1,735	1,735

Total	—	199,415	1,735	201,150

Total	$77,281	$917,416	$30,210	$1,024,907

Liabilities
Derivatives:
Cross currency and cross currency interest rate	$—	$21,237	$—	$21,237
Equity-indexed	—	54	—	54

Total	$—	$21,291	$—	$21,291

Successor Company December 31, 2010

Assets
Investment securities:
Bonds:
U.S. government and government sponsored entities	$—	$9,392	$—	$9,392
Obligations of states, municipalities, and political subdivisions	—	223,967	—	223,967
Corporate debt	—	339,638	3,110	342,748
RMBS	—	127,067	1,059	128,126
CMBS	—	1,096	9,370	10,466
CDO/ABS	—	7,636	10,298	17,934

Total	—	708,796	23,837	732,633
Preferred stocks	—	4,753	—	4,753
Other long-term investments (a)	—	—	6,432	6,432
Common stocks (b)	117	—	5	122

Total	117	713,549	30,274	743,940
Cash and cash equivalents in mutual funds	88,703	—	—	88,703
Short-term investments	—	10	—	10
Derivatives:
Cross currency and cross currency interest rate	—	189,160	—	189,160
Equity-indexed	—	—	1,720	1,720
Interest rate	—	—	1,148	1,148

Total	—	189,160	2,868	192,028

Total	$88,820	$902,719	$33,142	$1,024,681

Liabilities
Derivatives:
Cross currency and cross currency interest rate	$—	$40,057	$—	$40,057
Equity-indexed	—	213	—	213

Total	$—	$40,270	$—	$40,270

(a)	Other long-term investments excluded our interest in a limited partnership of $1.8 million at June 30, 2011 and $1.4 million December 31, 2010 that we account for using the equity method.
(b)	Common stocks excluded stocks not carried at fair value of $0.7 million at June 30, 2011 and $0.6 million at December 31, 2010.

We had no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2011.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2011:

(dollars in thousands)		Net (losses) gains included in:
	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases, sales, issuances, settlements (b)	Transfers into Level 3	Transfers out of Level 3	Balance at end of period

Successor Company Three Months Ended June 30, 2011

Investment securities:
Bonds:
Corporate debt	$2,800	$(9)	$(47)	$—	$—	$—	$2,744
RMBS	1,342	(2)	—	(51)	—	—	1,289
CMBS	9,179	(23)	(136)	(388)	—	—	8,632
CDO/ABS	10,692	(228)	84	(129)	—	—	10,419

Total	24,013	(262)	(99)	(568)	—	—	$23,084
Other long-term investments (a)	7,488	—	(1,199)	(901)	—	—	5,388
Common stocks	3	—	—	—	—	—	3

Total investment securities	31,504	(262)	(1,298)	(1,469)	—	—	28,475
Derivatives	1,731	(2)	—	6	—	—	1,735

Total assets	$33,235	$(264)	$(1,298)	$(1,463)	$—	$—	$30,210

(a)	Other long-term investments excluded our interest in a limited partnership of $1.8 million at June 30, 2011 that we account for using the equity method.
(b)	The detail of purchases, sales, issuances, and settlements for the three months ended June 30, 2011 is presented in the table below.

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2011:

(dollars in thousands)	Purchases	Sales	Issuances	Settlements	Total

Successor Company Three Months Ended June 30, 2011

Investment securities:
Bonds:
RMBS	$—	$—	$—	$(51)	$(51)
CMBS	—	—	—	(388)	(388)
CDO/ABS	—	—	—	(129)	(129)

Total	—	—	—	(568)	(568)
Other long-term investments	—	—	—	(901)	(901)

Total investment securities	—	—	—	(1,469)	(1,469)
Derivatives	—	—	—	6	6

Total assets	$—	$—	$—	$(1,463)	$(1,463)

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2010:

(dollars in thousands)		Net (losses) gains included in:
	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3	Balance at end of period

Predecessor Company Three Months Ended June 30, 2010

Investment securities:
Bonds:
Corporate debt	$36,938	$—	$1,022	$(92)	$(10,325)	$27,543
RMBS	547	1	25	—	—	573
CMBS	12,119	(1,676)	1,694	(250)	—	11,887
CDO/ABS	11,240	(1)	(170)	(337)	1,941	12,673

Total	60,844	(1,676)	2,571	(679)	(8,384)	52,676
Other long-term investments*	7,119	672	129	(833)	—	7,087
Common stocks	261	—	—	301	(556)	6

Total investment securities	68,224	(1,004)	2,700	(1,211)	(8,940)	59,769
Derivatives	1,860	(26)	—	5	—	1,839

Total assets	$70,084	$(1,030)	$2,700	$(1,206)	$(8,940)	$61,608

*	Other long-term investments excluded our interest in a limited partnership of $1.3 million at June 30, 2010 that we account for using the equity method.

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

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2011:

(dollars in thousands)		Net (losses) gains included in:
	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases, sales, issuances, settlements (b)	Transfers into Level 3	Transfers out of Level 3	Balance at end of period

Successor Company Six Months Ended June 30, 2011

Investment securities:
Bonds:
Corporate debt	$3,110	$(19)	$(247)	$(100)	$—	$—	$2,744
RMBS	1,059	(546)	887	(111)	—	—	1,289
CMBS	9,370	(35)	(53)	(650)	—	—	8,632
CDO/ABS	10,298	(200)	583	(262)	—	—	10,419

Total	23,837	(800)	1,170	(1,123)	—	—	$23,084
Other long-term investments (a)	6,432	—	2,154	(3,198)	—	—	5,388
Common stocks	5	—	(2)	—	—	—	3

Total investment securities	30,274	(800)	3,322	(4,321)	—	—	28,475
Derivatives:
Equity-indexed	1,720	3	—	12	—	—	1,735
Interest rate	1,148	—	—	(1,148)	—	—	—

Total derivatives	2,868	3	—	(1,136)	—	—	1,735

Total assets	$33,142	$(797)	$3,322	$(5,457)	$—	$—	$30,210

(a)	Other long-term investments excluded our interest in a limited partnership of $1.8 million at June 30, 2011 that we account for using the equity method.
(b)	The detail of purchases, sales, issuances, and settlements for the six months ended June 30, 2011 is presented in the table below.

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2011:

(dollars in thousands)	Purchases	Sales	Issuances	Settlements	Total

Successor Company Six Months Ended June 30, 2011

Investment securities:
Bonds:
Corporate debt	$—	$—	$—	$(100)	$(100)
RMBS	—	—	—	(111)	(111)
CMBS	—	—	—	(650)	(650)
CDO/ABS	—	—	—	(262)	(262)

Total	—	—	—	(1,123)	(1,123)
Other long-term investments	—	(2,297)	—	(901)	(3,198)

Total investment securities	—	(2,297)	—	(2,024)	(4,321)
Derivatives:
Equity-indexed	—	—	—	12	12
Interest rate	—	—	—	(1,148)	(1,148)

Total derivatives	—	—	—	(1,136)	(1,136)

Total assets	$—	$(2,297)	$—	$(3,160)	$(5,457)

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2010:

(dollars in thousands)		Net (losses) gains included in:
	Balance at beginning of period	Other revenues	Other comprehensive income	Purchases sales, issuances, settlements	Transfers in (out) of Level 3	Balance at end of period

Predecessor Company Six Months Ended June 30, 2010

Investment securities:
Bonds:
Corporate debt	$49,978	$—	$1,927	$(3,571)	$(20,791)	$27,543
RMBS	449	2	122	—	—	573
CMBS	7,841	(4,745)	4,985	(331)	4,137	11,887
CDO/ABS	11,381	(3)	532	(1,178)	1,941	12,673

Total	69,649	(4,746)	7,566	(5,080)	(14,713)	52,676
Other long-term investments*	7,758	(139)	533	(1,065)	—	7,087
Common stocks	261	(2)	2	301	(556)	6

Total investment securities	77,668	(4,887)	8,101	(5,844)	(15,269)	59,769
Derivatives	1,645	184	—	10	—	1,839

Total assets	$79,313	$(4,703)	$8,101	$(5,834)	$(15,269)	$61,608

*	Other long-term investments excluded our interest in a limited partnership of $1.3 million at June 30, 2010 that we account for using the equity method.

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

There were no unrealized gains or losses recognized in earnings on instruments held at June 30, 2011 or 2010.

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

Impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Real estate owned	$13,758	$9,873	$22,696	$17,605

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

(dollars in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Successor Company June 30, 2011

Real estate owned	$—	$—	$191,740	$191,740

Successor Company December 31, 2010

Real estate owned	$—	$—	$210,473	$210,473

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value for the three and six months ended June 30, 2011 and 2010 and recorded the writedowns in other revenues. The fair values disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

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

(dollars in thousands)	Successor Company
	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Net finance receivables, less allowance for finance receivable losses	$13,601,549	$13,694,359	$14,352,518	$14,169,083
Cash and cash equivalents (excluding cash and cash equivalents in mutual funds and short-term investments)	2,115,511	2,115,511	1,308,850	1,308,850

Liabilities
Long-term debt	14,731,055	15,467,911	15,168,034	15,271,192

Off-balance sheet financial instruments
Unused customer credit limits	—	—	—	—

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

Note 18. Risks and Uncertainties

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to our liquidity, including but not limited to:

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

•

risks in connection with the formation and operation of Springleaf REIT Inc. (Springleaf REIT), a recently established subsidiary which intends to elect and qualify to be taxed as a real estate investment trust (REIT), which we expect to manage, which we expect will own almost all of our existing real estate finance receivable portfolio, as well as our future real estate loan originations, and which we expect will sell a significant percentage of its common stock to the public;

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

•

the effect of federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) (which, among other things, established a federal Consumer Financial Protection Bureau with broad authority to regulate and examine financial institutions), on our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

•

potential liability (including the obligation to repurchase securitized or sold loans) resulting from any non-compliance with laws applicable to the origination and servicing of loans, including laws regulating loans that are classified as “high-cost” and “higher-priced” loans, and any practices that are classified as “unfair” or “predatory”;

•	the potential for it to become increasingly costly and difficult to service our loan portfolio, especially our real estate loan portfolio (including costs and delays associated with foreclosure on real estate collateral), as a result of heightened nationwide regulatory scrutiny of loan servicing and foreclosure practices in the industry generally, and related costs that could be passed on to us in connection with Nationstar’s servicing of our centralized mortgage loan portfolio;

•

potential liability relating to real estate loans which we have sold or will sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a warranty made in connection with the transaction;

•	the potential for additional unforeseen cash demands or accelerations of obligations;

•	reduced income due to loan modifications where the borrower’s interest rate is reduced, principal payments are deferred, or other concessions are made;

•	the potential for declines in bond and equity markets;

•	the potential effect on us if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans;

•	the potential loss of key personnel; and

•	the undetermined effects of the FCFI Transaction, including the availability of support from our new owner and the effect of any changes to our operations, capitalization, or business strategies.

We have assumed that there will be no support required from FCFI and no material change in our recent liquidity sources and capitalization management. We intend to support our liquidity position by managing originations and purchases of finance receivables and maintaining disciplined underwriting standards and pricing on such loans. We intend to support operations and repay obligations with one or more of the following: finance receivable collections from operations, securitizations, additional term loans, potential unsecured debt offerings, potential proceeds from the Springleaf REIT stock offering, and portfolio sales.

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

Note 19. Legal Settlements and Contingencies

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

King v. American General Finance, Inc., Case No. 96-CP-38-595 in the Court of Common Pleas for Orangeburg County, South Carolina. In this lawsuit, filed in 1996, the plaintiffs assert class action claims against our South Carolina operating entity for alleged violations of S.C. Code § 37-10-102(a), which requires, inter alia, a lender making a mortgage loan to ascertain the preference of the borrower as to an attorney who will represent the borrower in closing the loan. On July 29, 2011, the court issued an interim order granting the plaintiffs’ motion for summary judgment and holding that SLFI, formerly American General Finance, Inc., violated the statute. The order states that the class consists of 9,157 members who were involved in 5,497 transactions. The court did not rule on the plaintiffs’ request for penalties, prejudgment interest, attorney fees, or class notice. The order also states that the court will issue a final order on summary judgment, which will include its ruling on the plaintiffs’ request for penalties, prejudgment interest, attorney fees, and class notice, following an additional hearing. The statute provides for a penalty range of $1,500 to $7,500 per class member, to be determined by the judge. SLFI is defending the case vigorously.

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

•

the formation and operation of Springleaf REIT (which will sell common stock to the public), including: the possibility that the initial public offering for Springleaf REIT may not be completed due to market conditions or other events; additional costs associated with operating a REIT with common stock that is held by the public and listed on a securities exchange; our lack of experience with managing a REIT; the possibility that, under our intended agreement with Springleaf REIT pursuant to which we would be required to offer to sell our newly-originated mortgage loans to Springleaf REIT, we are not able to originate a sufficient volume of loans to allow Springleaf REIT to operate profitably or the possibility that Springleaf REIT will terminate such agreement; the possibility that Springleaf REIT may terminate our intended agreement to service the loans held by Springleaf REIT; and potential liability relating to real estate loans that we intend to sell to Springleaf REIT, if it is determined that there was a breach of a warranty made in connection with the transaction (see “Springleaf REIT Inc.” below);

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

•

the potential for it to become increasingly costly and difficult to service our loan portfolio, especially our real estate loan portfolio (including costs and delays associated with foreclosure on real estate collateral), as a result of heightened nationwide regulatory scrutiny of loan servicing and foreclosure practices in the industry generally, and related costs that could be passed on to us in connection with Nationstar’s servicing of our centralized mortgage loan portfolio;

•

potential liability relating to real estate loans which we have sold or will sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a warranty made in connection with the transaction;

•

changes in federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established a federal Consumer Financial Protection Bureau with broad authority to regulate and examine financial institutions), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

•

potential liability (including the obligation to repurchase securitized or sold loans) resulting from any non-compliance with laws applicable to the origination and servicing of loans, including laws regulating loans that are classified as “high-cost” and “higher-priced” loans, and any practices that are classified as “unfair” or “predatory”;

•	the effects of participation in the HAMP by subservicers of our loans;

•	the costs and effects of any litigation or governmental inquiries or investigations involving us, particularly those that are determined adversely to us;

•	changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;

•	the undetermined effects of the FCFI Transaction, including the availability of support from our new owner and the effect of any changes to our operations, capitalization, or business strategies;

•	our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•	changes in our ability to attract and retain employees or key executives to support our businesses;

•	natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, or branches or other operating facilities; and

•	war, acts of terrorism, riots, civil disruption, pandemics, or other events disrupting business or commerce.

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

FCFI TRANSACTION

On November 30, 2010, FCFI indirectly acquired an 80% economic interest in SLFI from ACC. AIG, through ACC, retained a 20% economic interest in SLFI.

SPRINGLEAF REIT INC.

In May 2011, SLFC caused the formation of Springleaf REIT Inc., a Delaware corporation (Springleaf REIT). Springleaf REIT, an indirect subsidiary of SLFI, has recently filed with the SEC a registration statement for an initial public offering of its common stock. After the registration statement is declared effective and the offering is completed, it is anticipated that Springleaf REIT will continue to be an indirect subsidiary of SLFI, with a majority of its common stock to be owned by Springleaf REIT Holdings LLC, a newly formed indirect subsidiary of SLFI, and its affiliates, and the remainder to be owned by public shareholders. Upon completion of the offering, Springleaf REIT will own an estimated portfolio of more than 149,000 loans with an aggregate unpaid principal balance of $9.8 billion as of June 30, 2011, which will consist primarily of seasoned, performing, first-lien residential real estate loans, most of which were originated by subsidiaries of the Company. This portfolio will consist of all of

Springleaf’s unsecuritized residential real estate loans as of a specified date before the offering that are no more than 60 days delinquent and certain portfolios of securitized loans. As of June 30, 2011, this portfolio would have represented 92% of SLFI’s residential real estate loan portfolio and 72% of SLFI’s total loan portfolio. Springleaf REIT will have an exclusive right to acquire new real estate loans that SLFI originates and will be externally managed by an affiliate of SLFI. SLFI will have the exclusive right to service the loans it originates and sells to Springleaf REIT. Springleaf REIT intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with its initial taxable year ending December 31, 2011. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Our capital has varied primarily with the amount of our net finance receivables. We have historically based our mix of debt and equity, or “leverage”, primarily upon maintaining leverage that supports cost-effective funding.

(dollars in millions)	Successor Company		Predecessor Company
June 30,	2011		2010
	Amount	Percent	Amount	Percent

Long-term debt	$14,731.0	91%	$17,385.6	90%
Equity	1,511.3	9	1,998.8	10

Total capital	$16,242.3	100%	$19,384.4	100%

Net finance receivables	$13,644.7		$17,986.3

We have historically issued a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. Until September 2008, SLFC obtained our fixed-rate funding by issuing public or private long-term unsecured debt with maturities primarily ranging from three to ten years, and SLFC and SLFI obtained most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate unsecured debt. Since that time we have sold certain mortgage portfolios, entered into a significant term loan funding arrangement, and completed on-balance sheet securitizations.

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

In May 2011, the $3.0 billion term loan was refinanced to increase total borrowing to $3.75 billion with a new six-year term, significantly improved advance rates, and lower borrowing costs. Any portion of the term loan that is repaid (whether at or prior to maturity) will permanently reduce the principal amount outstanding and may not be reborrowed.

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

Based upon SLFC’s financial results for the twelve months ended March 31, 2011, a mandatory trigger event occurred under SLFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in July 2011. The mandatory trigger event requires SLFC to defer interest payments to the junior subordinated debt holders (and not make dividend payments to SLFI) unless SLFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the hybrid debt otherwise payable on the next interest payment date and pays such amount to the junior subordinated debt holders. During June 2011, SLFC received from SLFI the non-debt capital funding necessary to satisfy (and did pay) the July 2011 interest payments required by SLFC’s hybrid debt.

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

Due to the Company’s and our former indirect parent’s liquidity positions, our primary capitalization efforts have been focused on improving liquidity and maintaining compliance with our debt agreements, and not on achieving a targeted leverage. Additionally, the application of push-down accounting significantly altered the presentation of many leverage calculation components and has thereby made our historical methods of leverage calculation less meaningful, particularly when compared to leverage measurements of the Predecessor Company. Our adjusted tangible leverage at June 30, 2011 was 9.29x compared to 9.03x at December 31, 2010, and 7.65x at June 30, 2010. In calculating June 30, 2011 leverage, management deducted $2.0 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 8.03x. In calculating December 31, 2010 leverage, management deducted $1.2 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 8.34x. In calculating June 30, 2010 leverage, management deducted $332.7 million of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 7.51x.

Reconciliations of total debt to adjusted debt were as follows:

(dollars in millions)	Successor Company		Predecessor Company
	June 30, 2011	December 31, 2010	June 30, 2010

Total debt	$14,731.0	$15,168.0	$17,385.6
75% of hybrid debt	(128.6)	(128.6)	(262.0)

Adjusted debt	$14,602.4	$15,039.4	$17,123.6

Reconciliations of equity to adjusted tangible equity were as follows:

(dollars in millions)	Successor Company		Predecessor Company
	June 30, 2011	December 31, 2010	June 30, 2010

Equity	$1,511.3	$1,618.2	$1,998.8
75% of hybrid debt	128.6	128.6	262.0
Net other intangible assets	(65.4)	(83.7)	—
Accumulated other comprehensive (income) loss	(3.0)	2.5	(23.8)

Adjusted tangible equity	$1,571.5	$1,665.6	$2,237.0

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

We anticipate that our near-term primary sources of funds to support operations and repay obligations will be finance receivable collections from operations, cash on hand, and, as needed and available, additional borrowings, securitizations, potential proceeds from the Springleaf REIT stock offering, or portfolio sales.

The principal factors that could decrease our liquidity are customer non-payment, a decline in customer prepayments, and a prolonged inability to adequately access capital market funding. We intend to support our liquidity position by operating the Company utilizing the following strategies:

•	managing originations and purchases of finance receivables and maintaining disciplined underwriting standards and pricing for such loans;

•	as needed, pursuing additional borrowings, securitizations, or portfolio sales; and

•	potential proceeds from the Springleaf REIT stock offering.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

Principal sources and uses of cash were as follows:

(dollars in millions)	Successor Company	Predecessor Company
Six Months Ended June 30,	2011	2010

Principal sources of cash:
Net collections/originations and purchases of finance receivables	$606.4	$992.2
Repayment of note receivable from AIG	468.7	800.9
Operations	109.2	175.8
Sales and principal collections of finance receivables held for sale originated as held for investment	—	37.8
Capital contributions	—	11.4

Total	$1,184.3	$2,018.1

Principal uses of cash:
Net repayment/issuances of debt	$750.5	$2,655.7

Total	$750.5	$2,655.7

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements for discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of the critical accounting estimates relating to our businesses, see “Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2011 or December 31, 2010.

SELECTED SEGMENT INFORMATION

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

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	At or for the Six Months Ended June 30, 2011	At or for the Six Months Ended June 30, 2010

Net finance receivables:
Branch real estate loans			$6,910.6	$7,733.4
Centralized real estate			5,671.0	6,513.1
Branch non-real estate loans			2,638.5	2,887.9
Branch retail sales finance			434.2	734.1

Total segment net finance receivables			15,654.3	17,868.5
All other			(2,009.6)	117.8

Net finance receivables			$13,644.7	$17,986.3

Yield:
Branch real estate loans	8.89%	9.07%	8.92%	9.06%
Centralized real estate	5.65	5.80	5.87	5.90
Branch non-real estate loans	22.77	21.57	22.73	21.43
Branch retail sales finance	14.15	14.70	14.27	14.83

Total segment yield	10.15	10.21	10.22	10.29
All other effect on yield	4.06	0.02	3.98	—

Total yield	14.21	10.23	14.20	10.29

Charge-off ratio:
Branch real estate loans	2.95%	3.20%	2.65%	3.25%
Centralized real estate	2.11	1.80	1.87	2.18
Branch non-real estate loans	3.72	6.16	3.96	6.64
Branch retail sales finance	5.97	9.30	6.25	9.08

Total segment charge-off ratio	2.86	3.48	2.69	3.74
All other effect on charge-off ratio	(0.40)	(0.02)	(0.69)	(0.02)

Total charge-off ratio	2.46	3.46	2.00	3.72

Delinquency ratio:
Branch real estate loans			5.93%	6.10%
Centralized real estate			9.23	7.97
Branch non-real estate loans			3.06	4.09
Branch retail sales finance			3.61	5.79

Total segment delinquency ratio			6.51	6.41
All other effect on delinquency ratio			—	(0.01)

Total delinquency ratio			6.51	6.40

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables by portfolio segment and by class were as follows:

(dollars in millions)	Successor Company
	June 30, 2011	December 31, 2010

Net finance receivables:
Branch real estate loans:
Prime	$1,010.4	$1,067.3
Non-prime	1,104.1	1,162.4
Sub-prime	3,915.5	4,099.8
Other/FICO unavailable	1.0	1.0

Total	$6,031.0	$6,330.5

Centralized real estate loans:
Prime	$3,305.5	$3,535.2
Non-prime	870.4	912.8
Sub-prime	343.8	357.9
Other/FICO unavailable	1.0	0.4

Total	$4,520.7	$4,806.3

Branch non-real estate loans:
Prime	$517.7	$528.4
Non-prime	586.8	592.2
Sub-prime	1,454.5	1,483.0
Other/FICO unavailable	13.0	12.4

Total	$2,572.0	$2,616.0

Branch retail sales finance:
Prime	$169.0	$220.7
Non-prime	57.1	72.3
Sub-prime	176.5	197.5
Other/FICO unavailable	1.1	0.7

Total	$403.7	$491.2

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios by portfolio segment and by class were as follows:

	Successor Company
	June 30, 2011	December 31, 2010

Delinquency ratio:
Branch real estate loans:
Prime	3.54%	3.61%
Non-prime	5.37	5.21
Sub-prime	6.69	6.89
Other/FICO unavailable	13.80	3.81

Total	5.93	6.03

Centralized real estate loans:
Prime	7.77%	7.31%
Non-prime	13.06	12.39
Sub-prime	13.27	12.43
Other/FICO unavailable	22.31	—

Total	9.23	8.67

Branch non-real estate loans:
Prime	1.61%	2.04%
Non-prime	2.37	3.11
Sub-prime	3.84	4.75
Other/FICO unavailable	1.21	N/M *

Total	3.06	3.84

Branch retail sales finance:
Prime	2.81%	3.95%
Non-prime	5.05	6.32
Sub-prime	3.93	5.71
Other/FICO unavailable	2.89	6.94

Total	3.61	5.01

*	Not meaningful

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

Additional information regarding these higher-risk real estate loans for our branch and centralized real estate business segments follows (our higher-risk real estate loans can be included in more than one of the types of higher-risk real estate loans):

(dollars in millions)	Amount	Delinquency Ratio	Average LTV	Average FICO

Successor Company June 30, 2011

Branch higher-risk real estate loans:
Interest only (a)
Sub-prime	$3,915.5	6.69%	74.8%	557
Second mortgages	$769.8	7.81%	N/A (b)	602
LTV greater than 95.5% at origination	$222.8	5.04%	97.8%	611
Low documentation (a)

Centralized real estate higher-risk loans:
Interest only	$712.5	10.90%	88.7%	707
Sub-prime	$343.8	13.27%	77.4%	586
Second mortgages	$29.9	5.13%	N/A	704
LTV greater than 95.5% at origination	$1,509.9	8.04%	99.4%	709
Low documentation	$261.6	15.13%	76.4%	663

Successor Company December 31, 2010

Branch higher-risk real estate loans:
Interest only (a)
Sub-prime	$4,099.8	6.89%	74.8%	557
Second mortgages	$835.9	7.43%	N/A	602
LTV greater than 95.5% at origination	$147.2	5.50%	97.8%	611
Low documentation (a)

Centralized real estate higher-risk loans:
Interest only	$764.9	11.08%	88.6%	707
Sub-prime	$357.9	12.43%	77.4%	586
Second mortgages	$32.9	2.61%	N/A	703
LTV greater than 95.5% at origination	$1,600.2	7.82%	99.4%	709
Low documentation	$275.4	13.32%	76.4%	664

(a)	Not applicable because these higher-risk loans are not offered by our branch business segment.
(b)	Not available.

Charge-off ratios for these higher-risk real estate loans for our branch and centralized real estate business segments were as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Charge-off ratios:
Branch higher-risk real estate loans:
Interest only*
Sub-prime	2.46%	3.74%	2.22%	3.61%
Second mortgages	6.88%	9.30%	6.14%	9.66%
LTV greater than 95.5% at origination	3.96%	3.27%	3.28%	4.04%
Low documentation*

Centralized real estate higher-risk loans:
Interest only	3.18%	3.34%	3.05%	3.39%
Sub-prime	1.83%	2.02%	1.67%	2.77%
Second mortgages	0.14%	(0.35)%	0.87%	2.39%
LTV greater than 95.5% at origination	2.12%	2.04%	2.16%	2.39%
Low documentation	2.95%	1.87%	2.15%	2.14%

*	Not applicable because these higher-risk loans are not offered by our branch business segment.

A decline in the value of assets serving as collateral for our real estate loans may impact our ability to collect on these real estate loans. The total amount of all real estate loans for which the estimated LTV ratio exceeds 100% at June 30, 2011 was $2.4 billion, or 23%, of total real estate loans.

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

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Balance at beginning of period:
Branch real estate loans	$9.6	$573.9	$2.5	$633.2
Centralized real estate	3.0	599.0	0.5	536.4
Branch non-real estate loans	12.8	294.4	4.1	292.0
Branch retail sales finance	0.2	61.4	—	67.4

Total segment	25.6	1,528.7	7.1	1,529.0
All other	—	3.8	—	3.5

Total	$25.6	$1,532.5	$7.1	$1,532.5

Provision for finance receivable losses (a):
Branch real estate loans	$33.5	$27.9	$52.9	$33.6
Centralized real estate	32.1	23.9	59.6	127.6
Branch non-real estate loans	31.0	(2.1)	52.3	55.4
Branch retail sales finance	5.9	4.9	11.1	22.4

Total segment	102.5	54.6	175.9	239.0
All other	—	0.4	—	0.6

Total	$102.5	$55.0	$175.9	$239.6

Charge-offs:
Branch real estate loans	$(31.9)	$(64.4)	$(51.0)	$(131.9)
Centralized real estate	(30.1)	(29.2)	(55.2)	(71.1)
Branch non-real estate loans	(28.6)	(54.9)	(50.9)	(119.6)
Branch retail sales finance	(8.8)	(22.8)	(17.5)	(49.5)

Total segment	(99.4)	(171.3)	(174.6)	(372.1)
All other	—	(0.3)	—	(0.2)

Total	$(99.4)	$(171.6)	$(174.6)	$(372.3)

Recoveries (b):
Branch real estate loans	$2.3	$2.8	$9.1	$5.3
Centralized real estate	—	0.7	0.1	1.5
Branch non-real estate loans	9.0	9.8	18.7	19.4
Branch retail sales finance	3.1	3.4	6.8	6.6

Total segment	14.4	16.7	34.7	32.8
All other	—	—	—	—

Total	$14.4	$16.7	$34.7	$32.8

Balance at end of period:
Branch real estate loans	$13.5	$540.2	$13.5	$540.2
Centralized real estate	5.0	594.4	5.0	594.4
Branch non-real estate loans	24.2	247.2	24.2	247.2
Branch retail sales finance	0.4	46.9	0.4	46.9

Total segment	43.1	1,428.7	43.1	1,428.7
All other	—	3.9	—	3.9

Total	$43.1	$1,432.6	$43.1	$1,432.6

(a)	Provision for finance receivable losses for the Successor Company for the three months ended June 30, 2011 includes $30.4 million of net charge-offs on credit impaired finance receivables, $53.7 million on non-credit impaired finance receivables, and $0.9 million for new origination activity and TDR activity. As a result of charging off the non-credit impaired finance receivables, $20.4 million of valuation discount accretion was accelerated and is included as a component of finance charges within revenues during the three months ended June 30, 2011. Provision for finance receivable losses for the Successor Company for the six months ended June 30, 2011 includes $67.8 million of net charge-offs on credit impaired finance receivables, $71.2 million on non-credit impaired finance receivables, and $1.0 million for new origination activity and TDR activity. As a result of charging off the non-credit impaired finance receivables, $35.7 million of valuation discount accretion was accelerated and is included as a component of finance charges within revenues during the six months ended June 30, 2011.
(b)	Successor Company includes $5.0 million of recoveries for the six months ended June 30, 2011 ($2.9 million branch real estate loan recoveries, $1.9 million branch non-real estate loan recoveries, and $0.2 million branch retail sales finance recoveries) as a result of a settlement of claims relating to our February 2008 purchase of Equity One, Inc.’s consumer branch finance receivable portfolio.

Real Estate Owned

Changes in the amount of real estate owned were as follows.

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Balance at beginning of period	$174.8	$147.2	$178.9	$143.1
Properties acquired	64.9	66.0	122.7	138.3
Properties sold or disposed of	(62.9)	(61.5)	(115.9)	(122.0)
Writedowns	(13.8)	(9.9)	(22.7)	(17.6)

Balance at end of period	$163.0	$141.8	$163.0	$141.8

Real estate owned as a percentage of real estate loans			1.53%	0.99%

Investments

Insurance investments by type were as follows:

(dollars in millions)	Successor Company
	June 30, 2011	December 31, 2010

Investment securities	$749.1	$745.8
Commercial mortgage loans	126.1	128.4
Policy loans	1.5	1.5

Total	$876.7	$875.7

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

We have historically issued fixed-rate, long-term unsecured debt as the primary source of fixed-rate debt and have also employed interest rate swap agreements to adjust our fixed/floating mix of total debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 29% of our borrowings at June 30, 2011, compared to 21% at June 30, 2010. Adjustable-rate net finance receivables represented 5% of our total portfolio at June 30, 2011 and 2010.

For the past several quarters, we have had limited direct control of our asset/liability mix as a result of our limited access to capital markets, our restricted origination of finance receivables, and our sale or securitization of finance receivables.

ANALYSIS OF OPERATING RESULTS

Net (Loss) Income

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Net (loss) income	$(59.5)	$41.1	$(112.4)	$48.7
Amount change	$(100.6)	$267.4	$(161.1)	$523.1
Percent change	(245)%	118%	(331)%	110%

Return on average assets	(1.34)%	0.81%	(1.26)%	0.46%
Return on average equity	(15.32)%	8.59%	(14.29)%	5.08%
Ratio of earnings to fixed charges*	N/A	N/A	N/A	N/A

*	Not applicable. Earnings did not cover total fixed charges by $99.7 million for the three months ended June 30, 2011 and $183.3 million for the six months ended June 30, 2011. Earnings did not cover total fixed charges by $14.9 million for the three months ended June 30, 2010 and $59.7 million for the six months ended June 30, 2010.

During 2009, the U.S. residential real estate and credit markets experienced significant disruption as housing prices generally declined, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. Many of these 2009 trends carried over into 2010 and 2011. These market disruptions negatively impacted our results for the three and six months ended June 30, 2011 and 2010.

Decreased property values that accompany a market downturn can reduce a borrower’s willingness to repay and ability to refinance his or her mortgage. In addition, interest rate resets on adjustable-rate loans could negatively impact a borrower’s ability to repay. Defaults by borrowers on real estate loans could cause losses to us, could lead to increased claims relating to non-prime or sub-prime mortgage origination practices, and could encourage increased or changing regulation. Any increased or changing regulation could limit the availability of, or require changes in, the terms of certain real estate loan products and could also require us to devote additional resources to comply with that regulation.

Net loss for the three months ended June 30, 2011 when compared to net income for the three months ended June 30, 2010 reflected higher interest expense, higher provision for finance receivable losses, lower benefit from income taxes, and higher operating expenses, partially offset by higher finance charges and higher other revenues. See Interest Expense, Provision for Finance Receivable Losses, Benefit from Income Taxes, Operating Expenses, Finance Charges, and Other Revenues for further information.

Net loss for the six months ended June 30, 2011 when compared to net income for the six months ended June 30, 2010 reflected higher interest expense, lower other revenues, and lower benefit from income taxes, partially offset by lower provision for finance receivable losses and higher finance charges. See Interest Expense, Other Revenues, Benefit from Income Taxes, Provision for Finance Receivable Losses, and Finance Charges for further information.

Net loss for the three and six months ended June 30, 2011 also reflects the net cost of maintaining high balances of cash and cash equivalents to support our liquidity position.

See Note 15 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

For a discussion of risk factors relating to our businesses, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by type were as follows:

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Real estate loans	$305.6	$268.3	$613.5	$542.1
Non-real estate loans	161.5	158.1	323.3	320.3
Retail sales finance	20.9	29.7	46.7	67.2

Total	$488.0	$456.1	$983.5	$929.6

Amount change	$31.9	$(114.4)	$53.9	$(245.5)
Percent change	7%	(20)%	6%	(21)%

Average net receivables	$13,772.1	$17,883.8	$13,954.5	$18,184.9
Yield	14.21%	10.23%	14.20%	10.29%

Finance charges increased (decreased) due to the following:

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Increase in yield	$130.7	$4.2	$259.9	$12.6
Decrease in average net receivables	(98.8)	(118.6)	(206.0)	(258.1)

Total	$31.9	$(114.4)	$53.9	$(245.5)

Average net receivables and changes in average net receivables by type were as follows:

(dollars in millions)	Successor Company		Predecessor Company
Three Months Ended June 30,	2011		2010
	Amount	Change	Amount	Change

Real estate loans	$10,824.1	$(3,326.9)	$14,151.0	$(2,869.8)
Non-real estate loans	2,532.9	(391.2)	2,924.1	(753.1)
Retail sales finance	415.1	(393.6)	808.7	(1,039.3)

Total	$13,772.1	$(4,111.7)	$17,883.8	$(4,662.2)

Percent change		(23)%		(21)%

(dollars in millions)	Successor Company		Predecessor Company
Six Months Ended June 30,	2011		2010
	Amount	Change	Amount	Change

Real estate loans	$10,972.4	$(3,304.0)	$14,276.4	$(3,262.9)
Non-real estate loans	2,543.6	(453.7)	2,997.3	(788.9)
Retail sales finance	438.5	(472.7)	911.2	(1,059.8)

Total	$13,954.5	$(4,230.4)	$18,184.9	$(5,111.6)

Percent change		(23)%		(22)%

Average net receivables decreased for the three and six months ended June 30, 2011 when compared to the same periods in 2010 primarily due to the impact of push-down accounting adjustments, which decreased average net receivables by $2.2 billion for the three and six months ended June 30, 2011. The decrease in average net finance receivables for the three and six months ended June 30, 2011 when compared to the same periods in 2010 also reflected our tighter underwriting guidelines and liquidity management efforts.

Yield and changes in yield in basis points (bp) by type were as follows:

	Successor Company		Predecessor Company
Three Months Ended June 30,	2011		2010
	Yield	Change	Yield	Change

Real estate loans	11.32%	371 bp	7.61%	(14	) bp
Non-real estate loans	25.55	389	21.66	134
Retail sales finance	20.23	551	14.72	276

Total	14.21	398	10.23	9

	Successor Company		Predecessor Company
Six Months Ended June 30,	2011		2010
	Yield	Change	Yield	Change

Real estate loans	11.27%	361 bp	7.66%	(16	) bp
Non-real estate loans	25.56	408	21.48	121
Retail sales finance	21.45	661	14.84	328

Total	14.20	391	10.29	13

Yield increased for the three and six months ended June 30, 2011 when compared to the same periods in 2010 primarily due to the impact of valuation discount accretion resulting from the push-down accounting adjustments, which increased yield by 405 basis points for the three months ended June 30, 2011 and 397 basis points for the six months ended June 30, 2011. The increase in yield for the three and six months ended June 30, 2011 when compared to the same periods in 2010 was partially offset by promotional product mix.

Finance Receivables Held for Sale Originated as Held for Investment Revenues

Finance receivables held for sale originated as held for investment revenues were as follows:

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Finance receivables held for sale originated as held for investment revenues	$—	$9.5	$—	$20.4
Amount change	$(9.5)	$77.7	$(20.4)	$103.3
Percent change	(100)%	114%	(100)%	125%

In June 2010, we transferred $484.9 million of real estate loans at the lower of cost or fair value from finance receivables held for sale back to finance receivables held for investment due to management’s intent to hold these finance receivables for the foreseeable future.

Interest Expense

The impact of using the swap agreements that qualify for hedge accounting under U.S. GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Long-term debt	$346.3	$269.5	$699.8	$503.2
Short-term debt	—	0.5	—	32.6

Total	$346.3	$270.0	$699.8	$535.8

Amount change	$76.3	$10.6	$164.0	$(2.9)
Percent change	28%	4%	31%	(1)%

Average borrowings	$14,834.0	$17,577.4	$14,907.2	$18,588.2
Interest expense rate	9.32%	6.13%	9.38%	5.76%

Interest expense increased due to the following:

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Increase in interest expense rate	$119.5	$64.5	$270.0	$93.0
Decrease in average borrowings	(43.2)	(53.9)	(106.0)	(95.9)

Total	$76.3	$10.6	$164.0	$(2.9)

Average borrowings and changes in average borrowings by type were as follows:

(dollars in millions)	Successor Company		Predecessor Company
Three Months Ended June 30,	2011		2010
	Amount	Change	Amount	Change

Long-term debt	$14,834.0	$(2,743.4)	$17,577.4	$(2,092.9)
Short-term debt	—	—	—	(2,486.9)

Total	$14,834.0	$(2,743.4)	$17,577.4	$(4,579.8)

Percent change		(16)%		(21)%

(dollars in millions)	Successor Company		Predecessor Company
Six Months Ended June 30,	2011		2010
	Amount	Change	Amount	Change

Long-term debt	$14,907.2	$(2,557.5)	$17,464.7	$(2,410.2)
Short-term debt	—	(1,123.5)	1,123.5	(1,619.9)

Total	$14,907.2	$(3,681.0)	$18,588.2	$(4,030.1)

Percent change		(20)%		(18)%

Average borrowings decreased for the three and six months ended June 30, 2011 when compared to the same periods in 2010 primarily due to liquidity management efforts. The decrease in average borrowings for the three and six months ended June 30, 2011 when compared to the same periods in 2010 also reflected the impact of push-down accounting adjustments, which decreased average borrowings by $1.2 billion for the three months ended June 30, 2011 and $1.3 billion for the six months ended June 30, 2011.

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at June 30, 2011 were as follows:

(dollars in millions)	Retail Notes	Medium Term Notes	Euro Denominated Notes	Secured Term Loan	Securitizations	Junior Subordinated Debt	Total

Interest rates (a)	4.00% - 9.00%	0.50% - 6.90%	3.25% - 4.13%	5.50%	4.53% - 5.75%	6.00%

Remainder of 2011	$97.3	$1,631.9	$—	$—	$—	$—	$1,729.2
2012	83.3	2,000.0	—	—	—	—	2,083.3
2013	157.6	500.0	1,269.5	—	—	—	1,927.1
2014	365.6	—	—	—	—	—	365.6
2015	48.5	750.0	—	—	—	—	798.5
2016-2067	—	3,675.0	—	3,750.0	—	350.0	7,775.0

Total excluding securitizations (b)	752.3	8,556.9	1,269.5	3,750.0	—	350.0	14,678.7
Securitizations	—	—	—	—	1,315.0	—	1,315.0

Total	$752.3	$8,556.9	$1,269.5	$3,750.0	$1,315.0	$350.0	$15,993.7

(a)	The interest rates shown are the range of contractual rates in effect at June 30, 2011, including non U.S. dollar fixed and variable rate issuances, which excludes the effects of the associated derivative instruments used in hedge accounting relationships, if applicable.
(b)	Securitizations are not included in above maturities by period due to their variable monthly repayments.

Interest expense rate and changes in interest expense rate in basis points by type were as follows:

	Successor Company			Predecessor Company
Three Months Ended June 30,	2011			2010
	Rate	Change		Rate	Change

Long-term debt	9.32%	319	bp	6.13%	142	bp
Short-term debt	—	—		—	N/M	*

Total	9.32	319		6.13	145

*	Not meaningful

	Successor Company			Predecessor Company
Six Months Ended June 30,	2011			2010
	Rate	Change		Rate	Change

Long-term debt	9.38%	362	bp	5.76%	98	bp
Short-term debt	—	N/M	*	5.81	119

Total	9.38	362		5.76	100

*	Not meaningful

Interest expense rate increased for the three and six months ended June 30, 2011 when compared to the same periods in 2010 primarily due to the impact of valuation discount accretion resulting from the push-down accounting adjustments, which increased interest expense rate by 300 basis points for the three months ended June 30, 2011 and 306 basis points for the six months ended June 30, 2011.

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

The following table presents the credit ratings of SLFC as of August 11, 2011. The Fitch rating also applies to SLFI. These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. SLFI does not intend to disclose any future changes to, or suspensions or withdrawals of, these ratings except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Senior Long-term Debt
	Rating	Status

Moody’s	B3	Developing Outlook
Standard & Poor’s (S&P)	B	Negative Outlook
Fitch	B-	Negative Watch

Provision for Finance Receivable Losses

(dollars in millions)	Successor Company		Predecessor Company		Successor Company		Predecessor Company
	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Six Months Ended June 30, 2011		Six Months Ended June 30, 2010

Provision for finance receivable losses	$102.5		$55.0		$175.9		$239.6
Amount change	$47.5		$(205.1)		$(63.7)		$(375.2)
Percent change	86%		(79)%		(27)%		(61)%

Net charge-offs	$85.0		$154.8		$139.9		$339.4
Charge-off ratio	2.46%		3.46%		2.00%		3.72%
Charge-off coverage	0.13	x	2.31	x	0.15	x	2.11	x

60 day+ delinquency					$1,050.8		$1,176.8
Delinquency ratio					6.51%		6.40%

Allowance for finance receivable losses					$43.1		$1,432.6
Allowance ratio					0.32%		7.97%

Provision for finance receivable losses increased for the three months ended June 30, 2011 when compared to the same period in 2010 primarily due to decreases to the allowance for finance receivable losses in the three months ended June 30, 2010, partially offset by lower net charge-offs and delinquency in 2011. Provision for finance receivable losses decreased for the six months ended June 30, 2011 when compared to the same period in 2010 primarily due to our lower net charge-offs and delinquency in 2011, partially offset by decreases to the allowance for finance receivable losses in the six months ended June 30, 2010. As a result of our analysis of the favorable trends in credit quality during the first half of 2010, we decreased our allowance for finance receivable losses during second quarter 2010. Provision for finance receivable losses for the three and six months ended June 30, 2011 also reflected the impact of credit impaired finance receivables resulting from the push-down accounting adjustments, which decreased net charge-offs by $28.0 million for the three months ended June 30, 2011 and $76.6 million for the six months ended June 30, 2011.

Net charge-offs and changes in net charge-offs by type were as follows:

(dollars in millions)	Successor Company		Predecessor Company
Three Months Ended June 30,	2011		2010
	Amount	Change	Amount	Change

Real estate loans	$59.9	$(30.2)	$90.1	$(21.9)
Non-real estate loans	19.5	(25.7)	45.2	(31.0)
Retail sales finance	5.6	(13.9)	19.5	(4.5)

Total	$85.0	$(69.8)	$154.8	$(57.4)

(dollars in millions)	Successor Company		Predecessor Company
Six Months Ended June 30,	2011		2010
	Amount	Change	Amount	Change

Real estate loans	$96.9	$(99.3)	$196.2	$(8.6)
Non-real estate loans	32.2	(68.1)	100.3	(54.1)
Retail sales finance	10.8	(32.1)	42.9	(5.1)

Total	$139.9	$(199.5)	$339.4	$(67.8)

Charge-off ratios and changes in charge-off ratios in basis points by type were as follows:

	Successor Company			Predecessor Company
Three Months Ended June 30,	2011			2010
	Ratio	Change		Ratio	Change

Real estate loans	2.20%	(35	) bp	2.55%	(5	) bp
Non-real estate loans	3.10	(306)		6.16	(206)
Retail sales finance	5.38	(393)		9.31	420

Total	2.46	(100)		3.46	(26)

	Successor Company			Predecessor Company
Six Months Ended June 30,	2011			2010
	Ratio	Change		Ratio	Change

Real estate loans	1.76%	(99	) bp	2.75%	44	bp
Non-real estate loans	2.53	(411)		6.64	(143)
Retail sales finance	4.84	(426)		9.10	433

Total	2.00	(172)		3.72	26

Total charge-off ratio decreased for the three and six months ended June 30, 2011 when compared to the same periods in 2010 reflecting our tighter underwriting guidelines. The decrease in our charge-off ratios for the three and six months ended June 30, 2011 when compared to the same periods in 2010 also reflected the impact of push-down accounting adjustments, which decreased total charge-off ratio by 36 basis points for the three months ended June 30, 2011 and 66 basis points for the six months ended June 30, 2011.

Charge-off coverage, which compares the allowance for finance receivable losses to net charge-offs (annualized), decreased for the three and six months ended June 30, 2011 when compared to the same periods in 2010 primarily due to the impact of push-down accounting adjustments, which decreased charge-off coverage by 261 basis points for the three months ended June 30, 2011 and 270 basis points for the six months ended June 30, 2011.

Delinquency and changes in delinquency by type were as follows:

(dollars in millions)	Successor Company		Predecessor Company
June 30,	2011		2010
	Amount	Change	Amount	Change
Real estate loans	$944.7	$(57.2)	$1,001.9	$20.2
Non-real estate loans	88.9	(39.5)	128.4	(59.3)
Retail sales finance	17.2	(29.3)	46.5	(24.2)

Total	$1,050.8	$(126.0)	$1,176.8	$(63.3)

Delinquency ratios and changes in delinquency ratios in basis points by type were as follows:

	Successor Company			Predecessor Company
June 30,	2011			2010
	Ratio	Change		Ratio	Change

Real estate loans	7.40%	46	bp	6.94%	84	bp
Non-real estate loans	3.07	(103)		4.10	(77)
Retail sales finance	3.61	(218)		5.79	210

Total	6.51	11		6.40	73

The total delinquency ratio at June 30, 2011 increased when compared to June 30, 2010 primarily due to an increase in real estate loan delinquency reflecting real estate loan liquidations, partially offset by decreases in non-real estate loan and retail sales finance delinquency ratios reflecting our tighter underwriting guidelines.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The decrease in the allowance for finance receivable losses at June 30, 2011 when compared to June 30, 2010 was primarily due to the impact of push-down accounting adjustments, which resulted in reducing the allowance for finance receivables losses to zero at November 30, 2010. We also decreased our allowance for finance receivable losses through the provision for finance receivable losses during the third and fourth quarters of 2010 in response to our lower delinquency and net charge-offs in 2010. The allowance for finance receivable losses at June 30, 2011 also included $18.0 million related to TDRs, compared to $413.3 million at June 30, 2010. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for further information on our TDRs.

The decrease in the allowance ratio at June 30, 2011 when compared to June 30, 2010 was primarily due to the impact of push-down accounting adjustments, which reduced the allowance ratio by 751 basis points at June 30, 2011.

Insurance Revenues

Insurance revenues were as follows:

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Earned premiums	$29.8	$31.1	$58.2	$62.5
Commissions	—	0.3	0.1	0.4

Total	$29.8	$31.4	$58.3	$62.9

Amount change	$(1.6)	$(2.6)	$(4.6)	$(6.1)
Percent change	(5)%	(8)%	(7)%	(9)%

Earned premiums decreased for the three and six months ended June 30, 2011 when compared to the same periods in 2010 primarily due to a decrease in credit earned premiums.

Investment Revenue

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Investment revenue	$10.1	$10.6	$17.9	$18.3
Amount change	$(0.5)	$(4.1)	$(0.4)	$(5.1)
Percent change	(5)%	(28)%	(2)%	(22)%

Investment revenue was affected by the following:

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Average invested assets	$984.1	$937.7	$988.3	$941.9
Average invested asset yield	4.08%	5.85%	4.00%	5.65%
Net realized losses on investment securities	$(0.3)	$(1.9)	$(2.5)	$(7.1)

Average invested assets increased for the three and six months ended June 30, 2011 when compared to the same periods in 2010 primarily due to the impact of push-down accounting adjustments, which increased average invested assets by $45.2 million for three months ended June 30, 2011 and $41.6 million for the six months ended June 30, 2011. Average invested asset yield decreased for the three and six months ended June 30, 2011 when compared to the same periods in 2010 primarily due to the impact of push-down accounting adjustments, which decreased average invested asset yield by 104 basis points for the three months ended June 30, 2011 and 108 basis points for the six months ended June 30, 2011.

Gain on Early Extinguishment of Secured Term Loan

As a result of the refinancing of SLFC’s secured term loan on May 10, 2011, we recorded a $10.7 million gain on its early extinguishment for the three and six months ended June 30, 2011. See Capital Resources and Liquidity – Capital Resources for further information.

Other Revenues

Other revenues were as follows:

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Derivative adjustments	$40.8	$(76.9)	$77.0	$(37.9)
Foreign exchange (losses) gains on foreign currency denominated debt	(16.9)	73.8	(55.9)	116.1
Writedowns on real estate owned	(13.8)	(9.9)	(22.7)	(17.6)
Net (loss) gain on sales of real estate owned	(4.4)	0.2	(8.9)	(3.2)
Loan brokerage fees	1.4	1.5	2.6	3.0
Mortgage banking revenues	0.5	3.0	1.2	5.2
Net service fees	—	1.3	—	1.7
Other	1.9	4.4	8.2	8.3

Total	$9.5	$(2.6)	$1.5	$75.6

Amount change	$12.1	$45.3	$(74.1)	$159.5
Percent change	463%	95%	(98)%	190%

Other revenues for the three and six months ended June 30, 2011 reflected gains arising from derivative adjustments, partially offset by foreign exchange losses on foreign currency denominated debt and writedowns on real estate owned.

Derivative adjustments for the three months ended June 30, 2011 included a mark to market gain of $20.8 million on our non-designated cross currency derivative and a net gain of $20.0 million reflecting derivative gains and net interest income. Derivative adjustments for the six months ended June 30, 2011 included a mark to market gain of $40.3 million on our non-designated cross currency derivative and a net gain of $36.8 million reflecting derivative gains and net interest income, partially offset by a credit valuation adjustment loss on our non-designated cross currency derivative and ineffectiveness losses on our cash flow derivatives.

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

The credit valuation adjustment on our non-designated cross currency derivative for the three and six months ended June 30, 2011 and 2010 resulted from the measurement of credit risk using credit default swap valuation modeling. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We currently do not anticipate exiting these derivatives for the foreseeable future.

Operating Expenses

Operating expenses were as follows:

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Salaries and benefits	$92.8	$98.0	$186.2	$197.3
Other operating expenses	106.1	85.7	180.6	166.9

Total	$198.9	$183.7	$366.8	$364.2

Amount change	$15.2	$(20.6)	$2.6	$(29.6)
Percent change	8%	(10)%	1%	(8)%

Operating expenses as a percentage of average net receivables	5.78%	4.11%	5.26%	4.01%

Salaries and benefits decreased for the three and six months ended June 30, 2011 when compared to the same periods in 2010 primarily due to fewer employees.

Other operating expenses increased for the three months ended June 30, 2011 when compared to the same period in 2010 primarily due to higher professional services expenses and the impact of push-down accounting adjustments, including the amortization of other intangible assets.

Other operating expenses increased for the six months ended June 30, 2011 when compared to the same period in 2010 primarily due to higher professional services expenses and the impact of push-down accounting adjustments, including the amortization of other intangible assets, partially offset by lower administrative expenses allocated from our former indirect parent, lower occupancy expenses, and lower legal settlement expenses.

Operating expenses as a percentage of average net receivables increased for the three and six months ended June 30, 2011 when compared to the same periods in 2010 primarily due to the impact of push-down accounting adjustments, which increased the operating expense ratio by 95 basis points for the three months ended June 30, 2011 and 91 basis points for the six months ended June 30, 2011.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Claims incurred	$15.1	$15.6	$30.2	$33.6
Change in benefit reserves	(15.0)	(4.4)	(17.5)	(6.8)

Total	$0.1	$11.2	$12.7	$26.8

Amount change	$(11.1)	$(5.3)	$(14.1)	$(6.5)
Percent change	(99)%	(32)%	(53)%	(19)%

In second quarter 2011, we recorded an out of period adjustment related to prior periods, which decreased change in benefit reserves by $14.2 million for the three and six months ended June 30, 2011. This adjustment related to the correction of a benefit reserve error related to a closed block of annuities. After evaluating the quantitative and qualitative aspects of this correction, management has determined that the out of period adjustment is immaterial to our estimated full year results and that our previously issued quarterly and annual consolidated financial statements were not materially misstated.

Benefit from Income Taxes

(dollars in millions)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Benefit from income taxes	$(40.2)	$(55.9)	$(70.9)	$(108.4)
Amount change	$15.7	$(45.0)	$37.5	$(102.9)
Percent change	28%	416%	35%	N/M *

Pretax loss	$(99.7)	$(14.9)	$(183.3)	$(59.7)
Effective income tax rate	40.33%	N/M	38.69%	N/M

*	Not meaningful

Pretax loss for the three months ended June 30, 2011 increased when compared to the same period in 2010 primarily due to higher interest expense, higher provision for finance receivable losses, and higher operating expenses, partially offset by higher finance charges and higher other revenues.

Pretax loss for the six months ended June 30, 2011 increased when compared to the same period in 2010 primarily due to higher interest expense and lower other revenues, partially offset by lower provision for finance receivable losses and higher finance charges.

Benefit from income taxes decreased for the three and six months ended June 30, 2011 when compared to the same periods in 2010 as a result of the FCFI Transaction and the resulting changes in the book and tax basis of our assets and liabilities and the benefit in 2010 from the release of the deferred tax valuation allowance.

At June 30, 2011, we recorded a valuation allowance of $0.7 million for our foreign United Kingdom operations to reduce net deferred tax assets to amounts we considered more likely than not (a likelihood of more than 50 percent) to be realized. No valuation allowance was required on our remaining gross deferred tax assets. At June 30, 2011, we had a net deferred tax liability of $388.3 million.

Before the FCFI Transaction, the Company was in a net deferred tax asset position and, excluding the foreign operations, the assets were subject to a full valuation allowance.

Benefit from income taxes for the three and six months ended June 30, 2010 reflected AIG’s projection that it would have sufficient taxable income in 2010 to utilize our 2010 estimated tax losses. As a result, we had classified $111.4 million of our 2010 losses as a current tax receivable. In connection with the closing of the FCFI Transaction, AIG and SLFI amended their tax sharing agreement, which terminated on the closing, (1) to provide that the parties’ payment obligations under the tax sharing agreement were limited to the payments required to be made by AIG to SLFI with respect to the 2009 taxable year, and (2) to include the terms of the promissory note to be issued by AIG in satisfaction of its 2009 taxable year payment obligation to SLFI. Due to the amendment of the tax sharing agreement, SLFI did not receive the payment for the tax period ending November 30, 2010. As a result, we recorded a dividend to AIG for the amount of the income tax receivable remaining at the closing of the FCFI Transaction.

The lower effective income tax rate for the three and six months ended June 30, 2011 when compared to the same periods in 2010 reflected the release of the deferred tax valuation allowance in the prior periods.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of June 30, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 19 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business. Accordingly, you should carefully consider the following discussion of risks in addition to the risk factors and other information regarding our business provided in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (our “2010 Annual Report”), including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this Quarterly Report on Form 10-Q and “Item 1. Business” and “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2010 Annual Report. These risks are subject to contingencies which may or may not occur, and we are not able to express a view on the likelihood of any such contingency occurring. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance.

The assessment of our liquidity is based upon significant judgments or estimates that could prove to be materially incorrect.

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to our liquidity, including but not limited to:

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

•

risks in connection with the formation and operation of Springleaf REIT, a recently established subsidiary which intends to elect and qualify to be taxed as a REIT, which we expect to manage, which we expect will own almost all of our existing real estate finance receivable portfolio, as well as our future real estate loan originations, and which we expect will sell a significant percentage of its common stock to the public;

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

•

the effect of federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established a federal Consumer Financial Protection Bureau with broad authority to regulate and examine financial institutions), on our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

•

potential liability (including the obligation to repurchase securitized or sold loans) resulting from any non-compliance with laws applicable to the origination and servicing of loans, including laws regulating loans that are classified as “high-cost” and “higher-priced” loans, and any practices that are classified as “unfair” or “predatory”;

•

the potential for it to become increasingly costly and difficult to service our loan portfolio, especially our real estate loan portfolio (including costs and delays associated with foreclosure on real estate collateral), as a result of heightened nationwide regulatory scrutiny of loan servicing and foreclosure practices in the industry generally, and related costs that could be passed on to us in connection with Nationstar’s servicing of our centralized mortgage loan portfolio;

•

potential liability relating to real estate loans which we have sold or will sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a warranty made in connection with the transaction;

•	the potential for additional unforeseen cash demands or accelerations of obligations;

•	reduced income due to loan modifications where the borrower’s interest rate is reduced, principal payments are deferred, or other concessions are made;

•	the potential for declines in bond and equity markets;

•	the potential effect on us if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans;

•	the potential loss of key personnel; and

•	the undetermined effects of the FCFI Transaction, including the availability of support from our new owner and the effect of any changes to our operations, capitalization, or business strategies.

We have assumed that there will be no support required from FCFI and no material change in our recent liquidity sources and capitalization management. We intend to support our liquidity position by managing originations and purchases of finance receivables and maintaining disciplined underwriting standards and pricing on such loans. We intend to support operations and repay obligations with one or more of the following: finance receivable collections from operations, securitizations, additional term loans, potential unsecured debt offerings, potential proceeds from the Springleaf REIT stock offering, and portfolio sales.

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

Our business is subject to risks in connection with the formation and operation of Springleaf REIT, which could have a material adverse effect on our consolidated results of operations or financial condition.

Our business is subject to risks in connection with the formation and operation of Springleaf REIT, including:

•	the possibility that the initial public offering of Springleaf REIT common stock may not be completed due to market conditions or other events, which would reduce our proposed sources of liquidity;

•	additional costs associated with operating a REIT with common stock that is held by the public and listed on a securities exchange, which could reduce our financial flexibility;

•	our lack of experience with managing a REIT, which could hinder the ability of Springleaf REIT to achieve its investment objectives;

•

the possibility that, under our intended agreement with Springleaf REIT pursuant to which we would be required to offer to sell our newly-originated mortgage loans to Springleaf REIT, we are not able to originate a sufficient volume of loans to allow Springleaf REIT to operate profitably or the possibility that Springleaf REIT will terminate such agreement;

•	the possibility that Springleaf REIT may terminate our intended agreement to service the loans held by Springleaf REIT; and

•	potential liability relating to real estate loans that we intend to sell to Springleaf REIT, if it is determined that there was a breach of a warranty made in connection with the transaction.

The realization of one or more of the aforementioned risks could have a material adverse effect on our consolidated results of operations or financial condition.

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

SPRINGLEAF FINANCE, INC.
(Registrant)

Date:	August 11, 2011	By	/s/ Donald R. Breivogel, Jr.
Donald R. Breivogel, Jr.
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

3.1	Amended and Restated Articles of Incorporation of Springleaf Finance, Inc. (formerly American General Finance, Inc.), as amended to date. Incorporated by reference to Exhibit (3a.) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

3.2	Amended and Restated By-laws of Springleaf Finance, Inc., as amended to date. Incorporated by reference to Exhibit (3b.) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.1	Amended and Restated Credit Agreement, dated as of May 10, 2011, among Springleaf Financial Funding Company; Springleaf Finance Corporation; the Subsidiary Guarantors party thereto; Bank of America, N.A.; Other Lenders party thereto; Merrill Lynch, Pierce, Fenner & Smith Incorporated; JPMorgan Chase Bank, N.A.; and J.P. Morgan Securities LLC. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated May 6, 2011.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Finance, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of Springleaf Finance, Inc.

32	Section 1350 Certifications

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Shareholder’s Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities and Exchange Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.