Form 10-K
period 2011-12-31
SPRINGLEAF FINANCE INC
filed 2012-03-19
CIK 25600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
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

At March 19, 2012, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

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

The following reports are available free of charge through our website, www.SpringleafFinancial.com (posted on the “About Us — Investor Information — Financial Information” section), as soon as reasonably practicable after we file them with or furnish them to the SEC:

•                  Annual Reports on Form 10-K;

•                  Quarterly Reports on Form 10-Q;

•                  Current Reports on Form 8-K; and

•                  any amendments to those reports.

In addition, our Code of Ethics for Principal Executive and Senior Financial Officers (the Code of Ethics) is posted on the “About Us — Investor Information — Corporate Governance” section of our website at www.SpringleafFinancial.com. We will post on our website any amendments to the Code of Ethics and any waivers that are required to be described.

The information on our website is not incorporated by reference into this report. The website addresses listed above are provided for the information of the reader and are not intended to be active links.

PART I

Item 1.  Business.

GENERAL

Springleaf Finance, Inc. (SLFI or, collectively with its subsidiaries, whether directly or indirectly owned, the Company, we, us, or our) was incorporated in Indiana in 1974 to become the parent holding company of Springleaf Finance Corporation (SLFC). SLFC was incorporated in Indiana in 1927 as successor to a business started in 1920.

Until November 30, 2010, SLFI was a direct wholly-owned subsidiary of AIG Capital Corporation (ACC), which is a direct wholly-owned subsidiary of American International Group, Inc. (AIG), a Delaware corporation. On August 10, 2010, AIG and FCFI Acquisition LLC (FCFI), an affiliate of Fortress Investment Group LLC (Fortress), announced a definitive agreement (Stock Purchase Agreement) whereby FCFI would indirectly acquire an 80% economic interest in SLFI from ACC (the FCFI Transaction). Through an integrated series of transactions pursuant to the terms of the Stock Purchase Agreement and the related transfer agreement, AIG formed and initially capitalized a new holding company, AGF Holding Inc. (AGF Holding), as a subsidiary of ACC. ACC contributed all of the outstanding shares of SLFI to AGF Holding on November 30, 2010 immediately prior to the FCFI Transaction. AIG then caused ACC to sell to FCFI 80% of the outstanding shares of AGF Holding. AIG, through ACC, retained 20% of the outstanding shares of AGF Holding and, indirectly, a 20% economic interest in SLFI.

Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, we applied push-down accounting to SLFI and SLFC as the acquired businesses. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards (push-down accounting). Accordingly, a new basis of accounting was established and, for accounting purposes, the old entity (the Predecessor Company) was terminated and a new entity (the Successor Company) was created. This distinction is made throughout this Annual Report on Form 10-K through the inclusion of a vertical black line between the Successor Company and the Predecessor Company columns.

The financial information for 2010 includes the financial information of the Successor Company for the one month ended December 31, 2010 and of the Predecessor Company for the eleven months ended November 30, 2010. These separate periods are presented to reflect the new accounting basis established for our Company as of November 30, 2010.

As a result of the application of push-down accounting, the bases of the assets and liabilities of the Successor Company are not comparable to those of the Predecessor Company, nor would the income statement items for the one month ended December 31, 2010 and for the year ended December 31, 2011 have been the same as those reported if push-down accounting had not been applied. Additionally, key ratios of the Successor Company are not comparable to those of the Predecessor Company, nor are they comparable to other institutions due to the new accounting basis established. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 for further information on the FCFI Transaction.

SLFI is a financial services holding company whose principal subsidiary is SLFC, which is a Securities and Exchange Commission (SEC) registrant. SLFC is a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. We conduct the credit insurance business to supplement our consumer finance business through Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite), which are both wholly-owned subsidiaries of SLFC.

At December 31, 2011, the Company had 1,118 branch offices in 40 states, Puerto Rico, and the U.S. Virgin Islands; foreign operations in the United Kingdom; and approximately 5,800 employees. Our executive offices are located in Evansville, Indiana.

Continued challenging economic conditions and other factors, including high unemployment and the troubled residential real estate market, have negatively affected the markets in which we conduct our business.

•                  As of January 1, 2012, the Company ceased new originations of real estate loans so that it could focus on its other consumer lending products and its insurance operations.

•                  On February 1, 2012, we informed affected employees of our plan to close approximately 60 branch offices and immediately cease consumer lending and retail sales financing in 14 states where we do not have a significant presence and in southern Florida. The states affected are: Arizona, Delaware, Iowa, Kansas, Maryland, Michigan, Montana, Nebraska, Nevada, New Jersey, New York, South Dakota, Utah, and Wyoming. Customer accounts in the affected areas will be serviced by our other branches in those states or by other service centers. As a result of the initial branch closings, we expect to incur a pretax charge in the first quarter of 2012 of approximately $5.3 million (revised subsequent to our Form 8-K filing dated February 1, 2012). Also as a result of the branch office closings, our workforce was immediately reduced by approximately 200 employees (revised subsequent to our Form 8-K filing dated February 1, 2012).

•                  On February 15, 2012, we reduced the workforce at our Evansville, Indiana headquarters by approximately 130 employees due to the cessation of real estate lending, the branch closings, and the cessation of consumer lending and retail sales financing in 14 states and southern Florida. As a result of the headquarters workforce reduction, we expect to incur a pretax charge in the first quarter of 2012 of approximately $2.7 million.

•                  On March 2, 2012, we informed affected employees of our plan to immediately consolidate certain branch operations and close approximately 150 branch offices in 25 states. The states affected are: Alabama, California, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. Customer accounts in the affected areas will be serviced by our other branches in those states or by other service centers. As a result of these branch closings, we expect to incur a pretax charge in the first quarter of 2012 of approximately $12.5 million. Also as a result of these branch office closings, our workforce was immediately reduced by approximately 360 employees.

•                  On March 2, 2012, the Company sold approximately 13,100 non-real estate and retail sales finance receivable accounts in Delaware, New Jersey, and Maryland with a carrying value of $45.0 million pursuant to a letter of intent to sell dated January 27, 2012. The receivables were sold at a loss of $0.4 million.

The branch closings and staff reductions described above are the result of our efforts to return to profitability. However, there can be no assurance that these efforts will be effective. In addition, we have retained Alvarez & Marsal North America, LLC and Houlihan Lokey Capital, Inc. to assist us with identifying ways to streamline our operations and reduce costs and to provide financial advisory services.

SEGMENTS

We have three business segments:  branch, centralized real estate, and insurance. We define our segments by types of financial service products we offer, nature of our production processes, and methods we use to distribute our products and to provide our services, as well as our management reporting structure.

We report our segment totals using the historical basis of accounting because management analyzes each business segment on a historical basis. However, in order to reconcile to our 2010 total consolidated financial statement amounts, we are presenting our 2010 segment totals at or for the one month ended December 31, 2010 and for the eleven months ended November 30, 2010. See Note 26 of the Notes to Consolidated Financial Statements in Item 8 for reconciliations of segment totals to consolidated financial statement amounts.

Branch Business Segment

The branch business segment is the core of the Company’s operations. Through its 1,118 branch offices and its centralized support operations, the 4,660 employees of the branch business segment serviced 1.0 million real estate loans, non-real estate loans, and retail sales finance accounts totaling $9.7 billion at December 31, 2011.

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

Structure and Responsibilities. Branch personnel originate non-real estate loans, purchase retail sales finance contracts from retail merchants, offer credit and non-credit insurance and ancillary products to the loan customers, and service these receivables. Branch managers establish retail merchant relationships, identify portfolio acquisition opportunities, manage finance receivable credit quality, and are responsible for branch profitability. Branch managers also hire and train the branch staff and supervise their work. The Company coordinates branch staff training through centrally developed training programs to maintain quality customer service.

Prior to January 1, 2012, our branch personnel also originated real estate loans. Although the Company has ceased its real estate lending as of January 1, 2012, we continue to service these real estate loans and may still be making advances for a period of time for certain existing lines of credit.

We continuously review the performance of our individual branches and the markets they serve, as well as economic conditions. During 2011, we closed 52 branch offices. Customers of closed branch offices are primarily serviced by our other nearby offices.

Products and Services. Non-real estate loans are secured by consumer goods, automobiles, or other personal property or are unsecured, and are generally fixed-rate, fixed-term loans with maximum original terms of 60 months. We also offer unsecured lines of credit to customers that meet the criteria in our credit risk policies.

We purchase retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the real property or personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances. We refer to retail sales contracts and revolving retail collectively as “retail sales finance.”

Real estate loans are secured by first or second mortgages on residential real estate (including manufactured housing), generally have maximum original terms of 360 months, and are usually considered non-conforming. At December 31, 2011, $765.3 million, or 12% of our branch real estate loans, were second mortgages. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. At December 31, 2011, $431.5 million, or 7% of our branch real estate loans, were adjustable-rate mortgages. Our real estate loans do not contain any borrower payment options that allow the loan principal balance to increase through negative loan amortization. The home equity lines of credit generally have a predetermined period during which the borrower may take advances. After this draw period, all advances outstanding under the line of credit convert to a fixed-term repayment period, usually over an agreed upon period between 15 and 30 years.

We offer credit life, credit accident and health, credit related property and casualty, credit involuntary unemployment, and non-credit insurance and ancillary products to all eligible branch customers. Insurance companies (including Merit and Yosemite) and/or financial services companies issue these products which we describe under “Insurance Business Segment.”

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

E-commerce provides another source of new customers. Our website includes a brief, user-friendly credit application that, upon completion, is automatically routed to the branch office nearest the consumer. We have established E-commerce relationships with a variety of search engines to bring prospects to our website. Our website also has a branch office locator feature so potential customers can find the branch office nearest to them and can contact branch personnel directly.

New customer relationships also begin through our alliances with approximately 13,500 retail merchants across the United States. After a customer utilizes the merchant’s retail sales financing option, we may purchase that retail sales finance obligation. We then contact the customer using various marketing methods to invite the customer to discuss his or her overall credit needs with our consumer lending specialists. Any resulting loan may pay off the customer’s retail sales finance obligation, along with his or her debts with other creditors, into one consolidated loan with us. During 2011, our retail merchants increased from 8,500 to 13,500, reflecting the enrollment of new dealer operating agreements primarily resulting from our new promotional revolving retail program that we implemented in early 2011.

Our consumer lending specialists, who, where required, are licensed to offer insurance and ancillary products, explain our credit and non-credit insurance and ancillary products to the customer. The customer then determines whether to purchase any of these products.

Account Servicing. Establishing and maintaining customer relationships is very important to us. Branch personnel contact our current customers through solicitation or collection phone calls to assess customers’ current financial situations to determine if they desire additional funds. Centralized support operations personnel contact our retail sales finance customers through solicitation or collection calls. Solicitation and collection efforts are opportunities to help our customers solve their temporary financial problems and to maintain our customer relationships.

Selected Financial Information. Amount, number, and average size of total net finance receivables originated and renewed by portfolio segment for the branch business segment (which are reported on a historical basis of accounting) were as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Branch originated and renewed

Amount (in thousands):
Real estate loans	$142,346	$8,316	$121,347	$281,430
Non-real estate loans	2,532,676	186,025	1,947,261	2,051,461
Retail sales finance	162,560	7,088	77,913	687,880
Total	$2,837,582	$201,429	$2,146,521	$3,020,771

Number:
Real estate loans	1,953	68	1,203	3,959
Non-real estate loans	676,635	55,329	533,827	524,264
Retail sales finance	51,442	2,495	23,649	214,338
Total	730,030	57,892	558,679	742,561

Average size (to nearest dollar):
Real estate loans	$72,886	$122,294	$100,870	$71,086
Non-real estate loans	3,743	3,362	3,648	3,913
Retail sales finance	3,160	2,840	3,295	3,209

Amount, number, and average size of net finance receivables by portfolio segment for the branch business segment (which are reported on a historical basis of accounting) were as follows:

	Successor Company		Predecessor Company
	December 31, 2011	December 31, 2010	December 31, 2009

Branch net finance receivables

Amount (in thousands):
Real estate loans	$6,566,436	$7,291,091	$7,980,604
Non-real estate loans	2,723,937	2,728,114	3,186,577
Retail sales finance	390,640	538,366	1,130,155
Total	$9,681,013	$10,557,571	$12,297,336

Number:
Real estate loans	123,063	136,022	149,335
Non-real estate loans	780,441	776,696	843,258
Retail sales finance	124,402	188,985	436,435
Total	1,027,906	1,101,703	1,429,028

Average size (to nearest dollar):
Real estate loans	$53,358	$53,602	$53,441
Non-real estate loans	3,490	3,512	3,779
Retail sales finance	3,140	2,849	2,590

Selected financial data for the branch business segment (which are reported on a historical basis of accounting) were as follows:

	Successor Company		Predecessor Company
	At or for the Year Ended December 31, 2011	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009

Branch yield:
Real estate loans	8.87%	8.94%	9.00%	9.41%
Non-real estate loans	22.90	22.09	21.71	20.44
Retail sales finance	14.14	14.12	14.61	12.11

Total	12.82%	12.60%	12.64%	12.56%

Branch charge-off ratio:
Real estate loans	3.03%	4.24%	3.29%	3.36%
Non-real estate loans	3.92	5.75	6.15	8.31
Retail sales finance	5.71	12.62	9.41	5.60

Total	3.39%	5.07%	4.46%	4.91%

Branch delinquency ratio:
Real estate loans	6.35%	6.03%	N/A *	7.52%
Non-real estate loans	3.05	3.84	N/A	5.05
Retail sales finance	3.58	5.01	N/A	5.78

Total	5.24%	5.38%	N/A	6.68%

*                 Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2011 and 2010; therefore, balance sheet information at November 30, 2010 is not applicable.

Centralized Real Estate Business Segment

The centralized real estate business segment includes generally non-conforming residential real estate loans that were originated or purchased through distribution channels other than our branches. MorEquity, Inc. (MorEquity), a wholly-owned subsidiary of SLFC, is included in this segment. Real estate loans in our centralized real estate business segment have typically had higher credit quality than the real estate loans originated by our branch business segment and are thereby cost-effectively serviced centrally. Our centralized real estate customers are generally described as either prime or near-prime, but for reasons such as elevated debt-to-income ratios, lack of income stability, the level of income disclosure and verification required for a conforming mortgage, as well as credit repayment history or similar measurements, or convenience, they have applied for a non-conforming mortgage. The distribution channels have included direct lending to customers and portfolio acquisitions from third-party lenders. However, with our current limited funding sources, we are not pursuing originations or acquisitions. Since all of the real estate loans in our centralized real estate business segment were either serviced or subserviced externally, the centralized real estate business segment had no employees at December 31, 2011.

Structure and Responsibilities. During 2011, our centralized real estate business segment originated $4.0 million of real estate loans (primarily additional advances on revolving accounts), as we focused on new lending in our branches.

Products and Services. Real estate loans are secured by first or second mortgages on residential real estate and are generally considered non-conforming. At December 31, 2011, $28.5 million or less than 1% of our centralized real estate loans, were second mortgages. Real estate loans generally have maximum original terms of 360 months but we also have offered loans with maximum original terms of 480 months and 600 months, some of which require a balloon payment at the end of 360 months. At December 31, 2011, $199.5 million, or 4% of our centralized real estate loans, were adjustable-rate mortgages. Our real estate loans do not contain any borrower payment options that allow the loan principal balance to increase through negative loan amortization.

At December 31, 2011, MorEquity had $537.1 million of interest only real estate loans. Our underwriting criteria for interest only loans included borrower qualification on a fully amortizing payment basis and excluded investment properties. At December 31, 2011, MorEquity also had $678.7 million of real estate loans that amortize over 480 months or 600 months, some of which require a balloon payment at the end of 360 months.

Account Servicing. From a centralized location, MorEquity serviced approximately 15,000 real estate loans totaling $2.8 billion at December 31, 2011, all of which are subserviced by Nationstar Mortgage LLC (Nationstar), a non-subsidiary affiliate of SLFI. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 for further information on the subservicing agreement. At December 31, 2011, approximately 8,300 of MorEquity’s loans totaling $1.5 billion were serviced by a third party in conjunction with the 2009 securitization of these real estate loans. MorEquity’s real estate loans were generated through:

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

Selected Financial Information. Selected financial data for the centralized real estate business segment’s real estate loans (which are reported on a historical basis of accounting) were as follows:

	Successor Company		Predecessor Company
	At or for the Year Ended December 31, 2011	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009

Centralized real estate net finance receivables originated and renewed:
Amount (in thousands)	$3,957	$302	$2,937	$7,455
Number	12	—	3	37
Average size (to nearest dollar)	N/M (a)	N/M	N/M	$201,486

Centralized real estate net finance receivables:
Amount (in thousands)	$5,301,092	$6,045,742	N/A (b)	$6,414,674
Number	28,964	32,337	N/A	33,471
Average size (to nearest dollar)	$183,023	$186,961	N/A	$191,649

Centralized real estate yield	5.74%	5.84%	5.81%	5.78%

Centralized real estate charge-off ratio	1.82%	1.98%	2.14%	2.16%

Centralized real estate delinquency ratio	10.10%	8.67%	N/A	8.40%

(a)          Not meaningful. The amount originated and renewed includes additional advances made on revolving accounts, while the loan count is included only when the original loan is made (not as each advance is made).

(b)         Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2011 and 2010; therefore, balance sheet information at November 30, 2010 is not applicable.

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

Reinsurance. Merit and Yosemite enter into reinsurance agreements with other insurers, including subsidiaries of AIG, for reinsurance of various non-credit life, group annuity, credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance where our insurance subsidiaries reinsure the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Yosemite also reinsures risks associated with a closed block of excess and surplus lines dating back to the 1970s. At December 31, 2011, reserves on the books of Merit and Yosemite for reinsurance agreements totaled $78.9 million.

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

Selected Financial Information. Selected financial data for the insurance business segment (which are reported on a historical basis of accounting) were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	At or for the Year Ended December 31, 2011	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010		At or for the Year Ended December 31, 2009

Life insurance in force:
Credit	$1,950,809	$1,887,470	N/A	*	$2,166,654
Non-credit	1,333,998	1,432,931	N/A		1,591,660
Total	$3,284,807	$3,320,401	N/A		$3,758,314

Investments:
Investment securities	$746,287	$745,846	N/A		$733,263
Commercial mortgage loans	115,879	120,093	N/A		139,284
Policy loans	1,500	1,497	N/A		1,612
Investment real estate	50	39	N/A		48
Total	$863,716	$867,475	N/A		$874,207

Premiums earned	$120,017	$11,259	$113,024		$136,281

Premiums written	$128,939	$10,832	$101,758		$108,556

Insurance losses and loss adjustment expenses	$44,361	$4,692	$43,576		$61,410

*                 Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2011 and 2010; therefore, balance sheet information at November 30, 2010 is not applicable.

CREDIT RISK MANAGEMENT

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced in a consumer’s historical credit repayment record. Declines in residential real estate values also may reduce a customer’s willingness to repay his or her mortgage. An inability to repay usually results from lower income due to unemployment or underemployment, major medical expenses, or divorce. The risk of inability to repay intensifies when economic conditions deteriorate. Occasionally, these events can be so economically severe that the customer files for bankruptcy. Because we evaluate credit applications with a view toward ability to repay, our customer’s inability to repay occurs after our initial credit evaluation and funding of an outstanding finance receivable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” in Item 7 for significant economic conditions relevant to the Company.

In our branch business segment, we use credit risk scoring models at the time of credit application to assess our risk of the applicant’s unwillingness or inability to repay. We develop these models using numerous factors, including past customer credit repayment experience, and periodically revalidate these models based on recent portfolio performance. We use different credit risk scoring models for different types of non-real estate loan and retail sales finance products as part of the credit underwriting process. In certain retail sales finance cases, the models are the decision factor for extending credit. For our other products, a measure of manual underwriting is also required. Price and size of the loan or retail sales finance transaction are in relation to the estimated credit risk we assume. Prior to January 1, 2012, we also used credit risk scoring models as part of the credit underwriting process for our real estate loans.

In our centralized real estate business segment, MorEquity originated real estate loans according to established underwriting criteria. We performed due diligence investigations on all portfolio acquisitions, including re-underwriting of the individual real estate loans by our own personnel.

See Notes 6 and 8 of the Notes to Consolidated Financial Statements in Item 8 for additional disclosures relating to our credit quality. See Note 16 of the Notes to Consolidated Financial Statements in Item 8 for a discussion of derivative counterparty credit risk management.

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

•                  Our internal audit department audits the Company for adherence to operational policy and procedure and compliance with federal and state law and regulation.

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

•                  retail sales finance approvals;

•                  revolving retail processing and collections;

•                  merchant services; and

•                  charge-off recovery operations.

SOURCES OF FUNDS

Our primary sources of funds to support operations and repay indebtedness in 2011 were net collections of finance receivables, the refinancing of SLFC’s secured term loan, an on-balance sheet securitization, and cash generated from operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Capital Resources” in Item 7 for further information on SLFC’s secured term loan refinancing and Note 7 of the Notes to Consolidated Financial Statements in Item 8 for a detailed description of our 2011 on-balance sheet securitization transaction.

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

•                  the Home Mortgage Disclosure Act (HMDA) and Federal Reserve Board Regulation C, which implements that Act;

•                  the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act);

•                  the Gramm-Leach-Bliley Act (governs the handling of personal financial information) and Federal Reserve Board Regulation P, which implements that Act; and

•                  the Federal Trade Commission Act.

In many states, federal law preempts state law restrictions on interest rates and points and fees for first lien residential mortgage loans (but not on other types of loans). The federal Alternative Mortgage Transactions Parity Act preempts certain state law restrictions on variable rate loans in many states. Historically, we made residential mortgage loans under this and other federal laws. Federal laws also govern our practices and disclosures when dealing with consumer or customer information.

In third quarter 2009, MorEquity entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association as financial agent for the United States Department of the Treasury, which provides for participation in the Home Affordable Modification Program (HAMP). MorEquity entered into the Agreement as the servicer with respect to our centralized real estate loans, with an effective date of September 1, 2009. On February 1, 2011, MorEquity entered into Subservicing Agreements for the servicing of its centralized real estate loans with Nationstar. As a result of the subservicing transfer, the Agreement was terminated on May 26, 2011. Loans subserviced by Nationstar that are eligible for modification pursuant to HAMP guidelines are still subject to HAMP.

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. This law, and the regulations to be promulgated under it, are likely to affect our operations in terms of increased oversight of financial services products by the newly-created Bureau of Consumer Financial Protection (the Bureau) and the imposition of restrictions on the terms of certain loans. The Bureau will have significant authority to implement and enforce Federal consumer financial laws, including the new protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, and abusive acts and practices. In addition, the Bureau will have broad supervisory, examination and enforcement authority over certain consumer products, such as mortgage lending. Under the Dodd-Frank Act, securitizations of loan portfolios are subject to certain restrictions and additional requirements, including requirements that the originator retain a portion of the credit risk of the securities sold and the reporting of buyback requests from investors. The law and accompanying regulations will be phased in over a one to three year period.

It is not possible to estimate the precise effect of the Dodd-Frank Act on our operations at this time because the law requires extensive rule-making, which has not yet been completed.

State Laws. Various state laws and regulations also govern our branch and centralized lending operations. Many states have laws that are similar to the federal laws referred to above. While federal law preempts state law in the event of certain conflicts, compliance with state laws and regulations is still required in the absence of conflicts.

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

•                  require the filing of reports with regulators;

•                  impose maximum term, amount, interest rate, and other charge limitations;

•                  regulate whether and under what circumstances we may offer insurance and other ancillary products in connection with a lending transaction; and

•                  provide for additional consumer protections.

There is a clear trend of increased regulation, as well as more detailed reporting, more detailed examinations, and coordination of examinations among the states.

Prospective Lending Legislation. The U.S. government and a number of states, counties, and cities have enacted or may be considering, laws, regulations, or rules that restrict the credit terms or other aspects of residential mortgage loans that are typically described as “high cost mortgage loans” or “higher-priced mortgage loans.” These laws or regulations, if adopted, may limit or restrict the terms of covered loan transactions and may also impose specific statutory liabilities in cases of non-compliance. Additionally, some of these laws may restrict other business activities of the Company and its affiliates.

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

COMPETITION

Branch and Centralized Real Estate

The consumer finance industry is competitive due to the large number of companies offering financial products and services and the sophistication of those products. We compete with other consumer finance companies, as well as other types of financial institutions within our geographic footprint and over the Internet, including credit card companies, local banks, and regional and smaller consumer lenders that offer similar products and services. These companies compete with us in terms of price and speed of service, as well as flexibility of credit underwriting requirements.

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

Item 1A.  Risk Factors.

We face a variety of risks that are inherent in our business. Accordingly, you should carefully consider the following discussion of risks in addition to the other information regarding our business provided in this Annual Report on Form 10-K and in other documents we file with the SEC. These risks are subject to contingencies which may or may not occur, and we are not able to express a view on the likelihood of any such contingency occurring. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance.

RISKS RELATED TO OUR INDEBTEDNESS

If current market conditions and our financial performance do not improve or further deteriorate, we may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control.

Continued challenging economic conditions have negatively affected our financial condition and results of operations. Current economic conditions have negatively affected the markets in which we conduct our business and the capital markets on which we depend to finance our operation. If current market conditions, as well as our financial performance, do not improve or further deteriorate, we may not be able to generate sufficient cash to service our debt. At December 31, 2011, we had $689.6 million of cash and cash equivalents ($7.0 million of cash and cash equivalents related to our foreign subsidiary, Ocean), and in 2011 we generated a net operating loss of $224.2 million and cash flows from operating and investing activities of $1.7 billion. In 2012, we are required to pay $2.8 billion to service the principal and interest due under the terms of our existing debt (excluding securitizations). Additionally, we have $778.3 million of debt maturities and interest payments (excluding securitizations) due in the first quarter of 2013. In order to meet our debt obligations in 2012 and beyond, we are exploring a number of options, including further operational changes to increase or preserve our available cash; additional debt financings, particularly new securitizations involving real estate and/or non-real estate loans; debt refinancing transactions, or a combination of the foregoing; and we may in the future consider portfolio sales.

We cannot give any assurance that we would be able to take any of these actions, that these actions would be successful even if undertaken, that these actions would permit us to meet our scheduled debt obligations, or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of sufficient cash resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. SLFC’s secured term loan contains certain covenants that may restrict our ability to dispose of assets and use the proceeds from the disposition for certain purposes.

Further, our ability to refinance our debt on attractive terms or at all, as well as the timing of any refinancings, depends upon a number of factors over which we have little or no control, including general economic conditions, such as unemployment levels, housing markets and interest rates, disruptions in the financial markets, the market’s view of the quality, value, and liquidity of our assets, our current and potential future earnings and cash flows, and our credit ratings. In addition, any financing, particularly any securitization, that is reviewed by a rating agency is subject to the rating agency’s view of the quality and value of any assets supporting such financing, the Company’s processes to generate cash flows from, and monitor the status of, such assets, and changes in the methodology used by the rating agencies to review and rate the applicable financing. This process may require significant time and effort to complete and may not result in a favorable rating or any rating at all, which could reduce the effectiveness of such financing or render it unexecutable.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•                  our debt holders could declare all outstanding principal and interest to be due and payable, which could also result in an event of default and declaration of acceleration under certain of our other debt agreements; and

•                  the lenders under SLFC’s secured term loan could realize related proceeds on the assets securing our borrowings.

Our indebtedness is significant, which could affect our ability to meet our obligations under our debt instruments and could materially and adversely affect our business and our ability to react to changes in the economy or our industry.

We currently have a significant amount of indebtedness. At December 31, 2011, we had $14.3 billion in principal amount of indebtedness outstanding (including securitizations and secured indebtedness). Interest expense on our indebtedness was $1.3 billion in 2011. There can be no assurance that we will be able to repay or refinance our debt in the future.

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

Springleaf Financial Funding Company (SFFC), an indirect subsidiary of the Company, is the borrower under the secured term loan. SLFC and most of its consumer finance operating subsidiaries guarantee the secured term loan. The secured term loan contains restrictions, covenants, and representations and warranties that apply to SLFC and certain of its subsidiaries. If SLFC, SFFC or any subsidiary guarantor fails to comply with any of these covenants or breaches these representations or warranties, such noncompliance would constitute a default under the secured term loan (subject to applicable cure periods), and the lenders could elect to declare all amounts outstanding under the agreements related thereto to be immediately due and payable and enforce their respective interests against collateral pledged under such agreements.

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

In certain cases (e.g., the restriction on incurring liens), the restrictions also apply to SLFC. The secured term loan also generally restricts the ability of SLFC and SFFC to engage in mergers or consolidations. Certain of SLFC’s indentures and notes also contain a covenant that limits SLFC’s and its subsidiaries’ ability to create or incur liens.

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

Our ability to access capital and credit was significantly affected by the substantial disruption in the U.S. residential mortgage and credit markets and credit rating downgrades on our debt. Historically, we funded our operations and repaid our debt and other obligations using funds collected from our finance receivable portfolio and new debt issuances. Since September 2008, our traditional borrowing sources, including our ability to cost effectively issue large amounts of unsecured debt in the capital markets, have not been available. We currently expect our near-term sources of funding to be more limited than those that had previously been available to us. Management has worked to reduce liquidity risks by pursuing funding sources and limiting our lending activities and operating expenses. For example, we ceased originating real estate loans in January 2012. However, additional work is necessary to be able to fund operation requirements and satisfy financial obligations in the future. Failure to gain access to adequate capital and credit sources could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

•                  SLFI will pay its note payable to SLFC ($538.0 million at December 31, 2011), if needed by SLFC to meet its liquidity needs;

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

•                  the potential for further downgrade of our debt by rating agencies, which would have a negative impact on our cost of, and access to, capital;

•                  our ability to comply with our debt covenants, including the borrowing base for SLFC’s secured term loan;

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

•                  the potential for it to become increasingly costly and difficult to service our finance receivable portfolio, especially our real estate loan portfolio (including costs and delays associated with foreclosure on real estate collateral), as a result of heightened nationwide regulatory scrutiny of loan servicing and foreclosure practices in the industry generally, and related costs that could be passed on to us in connection with the subservicing of our centralized real estate loan portfolio;

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

We intend to support our liquidity position by managing originations (including our decision to cease real estate loan originations) and purchases of finance receivables and maintaining disciplined underwriting standards and pricing on such finance receivables. We intend to support operations and repay indebtedness with one or more of the following activities, among others: finance receivable collections, cash on hand, additional debt financings, particularly new securitizations, debt refinancing transactions, portfolio sales, or a combination of the foregoing. There can be no assurance that we will be successful in undertaking any of these activities to support our operations and repay our obligations.

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

Each of Standard & Poor’s Rating Services, Moody’s Investors Service, Inc. and Fitch, Inc. rates our debt. On September 7, 2011, Fitch downgraded SLFC’s ratings, and on February 3, 2012, Standard & Poor’s downgraded SLFC’s ratings. The Fitch rating also applies to SLFI. These rating actions resulted in downward price pressure for SLFC’s outstanding debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Analysis of Operating Results — Interest Expense” in Item 7 for further information.

Ratings reflect the rating agencies’ opinions of our financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

If our current ratings continue in effect or our ratings are further downgraded, it will likely increase the interest rate that we would have to pay to raise money in the capital markets, making it more expensive for us to borrow money and adversely impacting our access to capital. As a result, our ratings could negatively impact our business, results of operations, liquidity, and financial condition.

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

The more limited securitization markets since 2007 have impaired our ability to complete securitizations. Although we were able to complete a securitization during the third quarter of 2011, the securitization market remains constrained, and we can give no assurances that we will be able to complete additional securitizations.

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

In 2008 and 2009, the U.S. residential real estate markets and credit markets experienced significant disruption as housing prices generally declined, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and many financial institutions (including us). The U.S. residential real estate market remains fragile. High unemployment levels negatively affect the ability and willingness of many borrowers to make the required interest and principal payments on their loans. Decreased real estate values that accompany a market downturn can reduce a borrower’s ability to refinance his or her mortgage, as well as increase the LTV ratios of our real estate loans. In addition, adverse changes in the real estate market increase the probability of default, as the incentive for a borrower to continue making payments declines if the borrower has little or no equity in the property securing the loan. Further, declining real estate values significantly increase the likelihood that we will incur losses on our real estate loans in the event of default because the value of our collateral may be insufficient to recover the amount due on the loan.

Defaults by borrowers on finance receivables could cause losses to us, could lead to increased claims relating to non-prime or sub-prime loan origination practices, and could encourage increased or changing regulation. Any increased or changing regulation could limit the availability of, or require changes in, the terms of non-real estate loan products that we offer, and could also require us to devote additional resources to comply with the new and changing regulation.

The market developments discussed above have adversely affected our operating results significantly. As a result, we have ceased our real estate lending as of January 1, 2012. The continuation or worsening of these conditions could further adversely affect our business and results of operations. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our revenue from finance receivables in our portfolio and our ability to acquire, sell and securitize finance receivables, which would significantly harm our revenues, financial condition, liquidity, results of operations, and business prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” in Item 7 for a more detailed list of factors which could cause our consolidated results of operations or financial condition to differ, possibly materially, from the consolidated results of operations or financial condition that we anticipate.

We are exposed to credit risk and the risk of loss in our lending activities.

Our ability to collect on finance receivables depends on our borrowers’ willingness and ability to repay their amounts borrowed. Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, the cost of consumer goods, interest rates or home values, or due to natural disasters, acts of war or terrorism, or other causes over which we have no control, could have a material adverse effect on our earnings and financial condition. Further, a substantial majority of our borrowers are subprime or non-prime borrowers, who are more likely to be affected, and more severely affected, by adverse macroeconomic conditions such as those that have persisted over the last few years. In addition, although the vast majority of our real estate loans are fixed-rate loans, rising interest rates may increase the credit risks associated with certain types of residential real estate loans in our portfolio, such as adjustable-rate real estate loans. At December 31, 2011, 5% of our real estate loan portfolio was subject to adjustable rates. Accordingly, when short-term interest rates rise, required monthly payments from homeowners who have adjustable rate loans will rise under the terms of these real estate loans, and this may increase borrower delinquencies and defaults. In addition, we cannot be certain that our policies and procedures will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the finance receivable portfolio.

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

The risk of loss on the finance receivables that we have securitized is recognized in our allowance for finance receivable losses since all of our securitizations are recorded on-balance sheet. If we are required to indemnify purchasers or repurchase finance receivables that we sell that result in losses that exceed our reserve for sales recourse, or recognize losses on securitized finance receivables that exceed our recorded allowance for finance receivable losses associated with our securitizations, this could adversely affect our business, financial condition, or results of operations.

If our estimates of finance receivable losses are not adequate to absorb actual losses, our provision for finance receivable losses would increase, which would adversely affect our results of operations.

We maintain an allowance for finance receivable losses. To estimate the appropriate level of allowance for finance receivable losses, we consider known and relevant internal and external factors that affect finance receivable collectability, including the total amount of finance receivables outstanding, historical finance receivable charge-offs, our current collection patterns, and economic trends. Our methodology for establishing our allowance for finance receivable losses is based in large part on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate, housing foreclosures, and general economic uncertainty may affect our allowance for finance receivable losses, our provision may be inadequate. Our allowance for finance receivable losses is an estimate, and if actual finance receivable losses are materially greater than our allowance for finance receivable losses, our financial condition and results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for finance receivable losses. Additional information regarding our allowance for finance receivable losses is included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Finance Receivable Losses.”

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

We have recognized impairments on several of the intangible assets related to the FCFI Transaction. We cannot give assurances that we will not have to recognize additional material impairment charges in the future. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 for further information on the impairments of our intangible assets.

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

We may be unable to maintain or grow our finance receivable origination volume, which could cause us to implement changes to our business and adversely affect our business prospects, liquidity, financial condition, results of operations, or cash flows.

Our finance receivable origination business consists of non-real estate loans and retail sales finance. Prior to January 1, 2012, our branch and centralized real estate personnel also originated real estate loans. We continually evaluate the type and mix of finance receivables that we believe are prudent to originate. Our ability to originate new finance receivables is dependent on a number of factors, including, but not limited to, consumer demand for finance receivables, economic conditions, interest rates and property values, as well as our access to financing, the terms of such financing, and the amount of capital we have available to originate finance receivables.

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

Since current conditions have not improved, we have ceased our real estate loan originations as of January 1, 2012. In addition, on February 1, 2012, we announced plans to close branches and cease consumer lending and retail sales financing in certain states, and on March 2, 2012 we announced plans to consolidate branches in certain states. Any or all of these events could adversely affect our business prospects, liquidity, financial condition, results of operations, or cash flows, in particular by reducing the amount of cash generated from operations that is available to service our significant indebtedness. Moreover, the benefit to our liquidity positions from these measures may not be as significant as we anticipate or may not materialize at all.

Any additional decisions to close branches or cease consumer lending and retail sales financing may result in the recording of additional special charges, such as workforce reduction costs. Furthermore, ceasing to originate real estate loans impairs our ability to offer our customers a broad suite of products. Customers may decide to seek out our competitors that have the ability to offer products that address all of our customers’ lending needs. Loss of business due to our inability to provide a full service option to our customers as we have done in the past could adversely affect our business prospects, liquidity, financial condition, results of operations, or cash flows.

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

Second mortgages constituted approximately 6% of our finance receivable portfolio as of December 31, 2011. When we hold the second mortgage, either we or another creditor holds the first mortgage on the property, and our second mortgage is subordinate in right of payment to the first mortgage holder’s right to receive payment. We are not able to track the default status of a first mortgage for our second mortgages if we are not the holder of the related first mortgage. In such instances, the value of our second mortgage may be lower than our records indicate.

We are a party to various lawsuits and proceedings which, if resolved in a manner adverse to us, could materially adversely affect our consolidated results of operations or financial condition.

We are a party to various legal proceedings, including certain purported class action claims, arising in the ordinary course of our business. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. The continued occurrences of large damage awards in general in the United States, including, in some jurisdictions, large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs, create the potential for an unpredictable result in any given proceeding. A large judgment that is adverse to us could have a material adverse effect on our consolidated results of operations or financial condition. See “Legal Proceedings” in Item 3 and Note 23 of the Notes to Consolidated Financial Statements in Item 8 for more information.

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

Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage — or be accused of engaging — in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships, and ability to attract future customers. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

Security breaches in our information systems, in the information systems of third parties or in our branches could adversely affect our reputation and could subject us to significant costs and regulatory penalties.

Our operations rely heavily on the secure processing, storage and transmission of confidential customer and other information in our computer systems and networks. Each branch is part of an electronic information network that is designed to permit us to originate and track finance receivables and collections, and perform several other tasks that are part of our everyday operations. Although we take extensive measures to protect our information systems, which we refer to as cyber security, our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code that could result in disruption to our business, or the loss or theft of confidential information, including customer information. Any failure, interruption, or breach in our cyber security, including any failure of our back-up systems, could result in reputational harm, disruption in the management of our customer relationships, or the inability to originate, process and service our finance receivable products. Further, any of these cyber security and operational risks could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In addition, we may be required to incur significant costs to increase our cyber security to address any vulnerabilities that may be discovered or to remediate the harm caused by any security breaches.

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

Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves for losses and loss adjustment expenses. Additionally, events such as hurricanes, earthquakes, pandemic disease, cyber security breaches, and other catastrophes could adversely affect our insurers’ financial condition or results of operations. Other risk factors for our insurance operations include the regulatory environment, capital/reserve requirements, and our insurers’ dependence on our lending operations for their sole source of business and product distribution.

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

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. This law, and the regulations already promulgated and to be promulgated under it, are likely to affect our operations in terms of increased oversight of financial services products by the Consumer Financial Protection Bureau (the Bureau), and the imposition of restrictions on the allowable terms for certain consumer credit finance receivables. The Bureau has significant authority to implement and enforce Federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, or abusive acts and practices. In addition, the Dodd-Frank Act provides the Bureau with broad supervisory, examination, and enforcement authority over various consumer financial products and services. The Dodd-Frank Act and accompanying regulations will be phased in over a one- to three-year period, and we cannot predict the terms of the final regulations, their intended consequences, or how such regulations will affect us or our industry. A Director for the Bureau was appointed as a recess appointment in early January 2012. Although there is a question over whether the appointment was valid, the Bureau and Director are taking the position that the Bureau has the authority to supervise and examine non-depository institutions such as SLFI and its subsidiaries.

The Dodd-Frank Act may adversely affect the securitization market because it requires, among other things, that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are transferred, sold, or conveyed through issuance of asset-backed securities (ABS). Also, the SEC has proposed significant changes to Regulation AB, which, if adopted in their present form, could result in sweeping changes to the commercial and residential mortgage loan securitization markets, as well as to the market for the re-securitization of mortgage-backed securities. The SEC also has proposed rules that would require issuers and underwriters to make any third-party due diligence reports on ABS publicly available. In addition to the foregoing, the Federal Reserve, the Treasury, and other federal, state, and local governmental and regulatory bodies may continue to enact additional legislation or undertake regulatory actions designed to address the recent economic crisis or for other purposes that could have a material and adverse effect on our ability to execute our business strategies. We cannot predict whether or when such additional actions may occur. However, such actions could have an impact on our business, results of operations, liquidity, and financial condition, and the cost of complying with any additional laws and regulations could have a material adverse effect on our financial condition, liquidity, and results of operations.

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

In addition, some states and municipalities have passed laws that impose additional duties on foreclosing lenders and real estate loan servicers, such as mandatory mediation, or extensive requirements for maintenance of vacant properties, which, in some cases, begin even before a lender has taken title to property. These additional requirements can delay foreclosures, make it uneconomical to foreclose on mortgaged real estate, or result in significant additional costs.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We generally conduct branch office operations, branch office administration, other operations, and operational support in leased premises. Lease terms generally range from three to five years. Ocean currently leases one facility under a lease that expires in 2018. Ocean also leases land on which it owns an office facility in Tamworth, England under a 999 year land lease that expires in 3001.

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

Item 3.  Legal Proceedings.

See Note 23 of the Notes to Consolidated Financial Statements in Item 8.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No trading market exists for SLFI’s common stock. All of the Company’s common stock is held by AGF Holding. SLFI did not pay any cash dividends on its common stock in 2011 or 2010.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Capital Resources” in Item 7 and Note 21 of the Notes to Consolidated Financial Statements in Item 8, regarding limitations on the ability of SLFI and its subsidiaries to pay dividends.

Item 6.  Selected Financial Data.

You should read the following selected financial data in conjunction with the consolidated financial statements and related notes in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Successor Company	Predecessor Company
(dollars in thousands)	At or for the Year Ended December 31, 2011	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009	At or for the Year Ended December 31, 2008	At or for the Year Ended December 31, 2007
Total revenues	$2,023,706	$213,141	$1,913,142	$2,260,954	$2,781,025	$2,842,180
Net (loss) income (a) (b)	$(224,156)	$1,464,275	$(14,031)	$(477,675)	$(1,345,652)	$112,301
Total assets	$15,494,888	$18,260,950	N/A	(c)	$22,787,386	$26,547,375	$30,620,147
Long-term debt	$13,070,393	$15,168,034	N/A	$17,743,343	$20,980,980	$22,586,994
Average net receivables	$13,685,817	$14,439,246	$17,861,779	$21,703,335	$26,081,007	$24,937,508
Average borrowings	$14,415,356	$15,147,670	$17,825,608	$21,791,944	$24,853,566	$23,952,538
Yield	13.78%	14.82%	10.20%	10.16%	10.20%	10.42%
Interest expense rate	8.77%	9.34%	6.08%	5.00%	5.03%	5.24%
Interest spread	5.01%	5.48%	4.12%	5.16%	5.17%	5.18%
Operating expense ratio (d)	5.15%	4.77%	4.24%	3.42%	5.09%	3.91%
Allowance ratio	0.55%	N/M	(e)	N/A	8.13%	4.64%	2.36%
Charge-off ratio	1.95%	2.62%	3.60%	3.92%	2.08%	1.16%
Charge-off coverage	0.27	x	N/M	2.14	x	1.78	x	2.10	x	2.09	x
Delinquency ratio	6.91%	6.55%	N/A	7.24%	4.99%	2.84%
Return on average assets	(1.30)%	N/M	(0.07)%	(1.92)%	(4.60)%	0.40%
Return on average equity	(14.80)%	N/M	(0.79)%	(24.86)%	(49.96)%	3.97%
Ratio of earnings to fixed charges (f)	N/A	N/M	N/A	N/A	N/A	1.11	x
Adjusted tangible leverage	8.78	x	9.07	x	N/A	9.16	x	11.75	x	9.72	x
Debt to equity ratio	9.59	x	9.42	x	N/A	10.54	x	14.71	x	9.44	x

(a)           We exclude per share information because AGF Holding owns all of SLFI’s common stock.

(b)           Net income for the one month ended December 31, 2010 included a bargain purchase gain of $1.5 billion resulting from the FCFI Transaction.

(c)           Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2011 and 2010; therefore, balance sheet information at November 30, 2010 is not applicable.

(d)           2008 operating expenses included significant goodwill and other intangible assets impairment charges.

(e)           Not meaningful

(f)            Earnings did not cover total fixed charges by $323.2 million in 2011, $264.7 million during the eleven months ended November 30, 2010, $909.2 million in 2009, and $950.7 million in 2008.

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

Interest expense rate	annualized interest expense as a percentage of average borrowings

Interest spread	yield less interest expense rate

Net interest income	total interest income less total interest expense

Operating expense ratio	total annualized operating expenses as a percentage of average net receivables

Ratio of earnings to fixed charges	see Exhibit 12 for calculation

Return on average assets	annualized net (loss) income as a percentage of the average of total assets at the beginning and end of each month in the period

Return on average equity	annualized net (loss) income as a percentage of the average of total equity at the beginning and end of each month in the period

Tangible equity	total equity less accumulated other comprehensive income or loss

Yield	annualized finance charges as a percentage of average net receivables

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the consolidated financial statements and related notes in Item 8. With this discussion and analysis, we intend to enhance the reader’s understanding of our consolidated financial statements in general and more specifically our liquidity and capital resources, our asset quality, and the results of our operations.

An index to our management’s discussion and analysis follows:

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and our other publicly available documents may include, and the Company’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and outside of our control. These statements may address, among other things, our strategy for eventual growth, product development, regulatory approvals, market position, financial results and reserves. Our actual results and financial condition may differ from the anticipated results and financial condition indicated in these forward-looking statements. The important factors, many of which are outside of our control, that could cause our actual results to differ, possibly materially, include, but are not limited to, the following:

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

•                  our ability to comply with our debt covenants, including the borrowing base for SLFC’s secured term loan;

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

•                  the potential for it to become increasingly costly and difficult to service our loan portfolio, especially our real estate loan portfolio (including costs and delays associated with foreclosure on real estate collateral), as a result of heightened nationwide regulatory scrutiny of loan servicing and foreclosure practices in the industry generally, and related costs that could be passed on to us in connection with the subservicing of our centralized mortgage loan portfolio;

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

•                  the potential for further downgrade of our debt by rating agencies, which would have a negative impact on our cost of, and access to, capital;

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

EXECUTIVE SUMMARY

Segment Overview

We have three business segments: branch, centralized real estate, and insurance. We define our segments by types of financial service products we offer, nature of our production processes, and methods we use to distribute our products and to provide our services, as well as our management reporting structure. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 for a description of our business segments.

2011 Overview

Following the deepest recession in more than a half-century, the U.S. economy struggled with high unemployment, poor housing markets, retrenching businesses, and reluctant consumers. After spiking to nearly 480,000 early in the year, weekly initial jobless claims declined to below 400,000 in fourth quarter 2011. The unemployment rate hovered around 9% through September 2011 until dropping below the 9% level in fourth quarter 2011. Such jobs figures are now recognized to be understated since those who are no longer looking for work are excluded.

Consumer spending contributes approximately two-thirds of the U.S. economy’s spending and has a significant impact on our core lending operations. U.S. consumer credit increased in all but one month in 2011, with the largest gains late in the year. Consumer confidence is a key determinant of U.S. consumers’ willingness to spend and to borrow money to spend. Measures of consumer confidence were relatively low until October 2011 and improved as 2011 came to a close.

With the positive economic trends in late 2011 combined with a fourth quarter annualized gross domestic product (GDP) growth of 2.8% (the highest since the second quarter of 2010), most economists’ concerns of a double-dip recession abated. Global capital markets improved for most market participants and many took advantage of historically low interest rates. However, the current recovery is weak compared to other post-recession periods. The mix of growth in the fourth quarter 2011 GDP was disappointing and largely attributable to a surge in business inventories, which accounted for two-thirds of the growth.

The housing market has not made a meaningful recovery, yet residential spending grew at 10.9% in fourth quarter 2011, the fastest rate of growth since 2006. Consumers are putting money into their existing homes, since homeowners are reluctant to sell their homes at a loss, and the U.S. has had a particularly mild winter. The Federal Housing Finance Agency’s House Price Index ended December 2011 at 320, up slightly from September 2011, but well off its pre-recession levels of more than 370.

Credit quality improved on our non-real estate and retail sales finance portfolios, which is where we focused our lending efforts during 2011. With our very limited real estate loan originations and the continued adverse housing markets during 2011, we saw our real estate delinquency rates increase while the absolute dollar amount of 60-days plus delinquent real estate loans did not change significantly from year-end 2010.

The continued limited availability of funding for the Company led to additional downgrades of our unsecured credit ratings during 2011. Our capital market activities in 2011 were focused on secured funding. In May 2011, we refinanced our $3.0 billion secured term loan into a $3.75 billion loan with improved advance rates, lower borrowing costs, and a longer maturity (see “Capital Resources and Liquidity — Capital Resources”). In September 2011, we securitized $496.9 million of our real estate loans and sold $242.7 million of senior mortgage backed notes (while retaining subordinated notes for possible future sale, $49.7 million of which we sold in February 2012 at 99.3% of face amount before expenses).

In September 2011, our Board of Directors appointed Jay N. Levine to the positions of President, Chief Executive Officer, and Director of the Company effective October 1, 2011 following the retirement of our prior Chief Executive Officer.

2012 Outlook

The gradual economic improvement observed in 2011 is expected to continue into 2012. The forecasted 2012 GDP growth is expected to be approximately 2.1% in the first half of 2012 and increase to approximately 2.5% in the second half of 2012. Weak labor markets, a stubbornly high but somewhat improving unemployment rate, and a continued weak housing market will likely weigh on 2012 fundamentals. We believe 2012 may be the third year of a cyclical recovery from the recent recession that began in late 2007. We believe that gradual economic improvement may aid the lending environment, and financial markets should continue to improve and provide support to both consumer and business spending.

As we focus on returning the Company to profitability, we are pursuing consumer lending that we believe will provide higher returns and more cost-effective operations during 2012. Starting January 1, 2012, we ceased originating real estate loans nationwide. On February 1, 2012, we announced our plan to close approximately 60 branch offices and to immediately cease lending and retail sales financing in 14 states and southern Florida. On February 15, 2012, we reduced the workforce at our Evansville, Indiana headquarters by approximately 130 employees due to the cessation of real estate lending and the branch closings. On March 2, 2012, we announced our plan to consolidate certain branch operations and close approximately 150 branch offices in 25 states. As a result of these events, our workforce was reduced by approximately 690 employees and we expect to incur a total pretax charge of $20.5 million in first quarter 2012.

Assuming the U.S. economy maintains its recent performance, we expect the 2012 credit quality of our non-real estate and retail sales finance portfolio to correlate with the U.S. economy. With our mortgage portfolio liquidating and the continuing difficulty in the housing markets, we anticipate our 2012 credit quality ratios for real estate loans will likely remain under pressure.

We expect that our funding activities will include further operational changes to increase or preserve our available cash, additional debt financings, particularly new securitizations, debt refinancing transactions, portfolio sales, or a combination of the foregoing. However, there can be no assurance as to the sufficiency or availability of these funds. Should these sources of funding be insufficient or unavailable, there could be a material adverse effect on our financial position, results of operations, and cash flows.

Risks and Uncertainties

See Note 2 of the Notes to Consolidated Financial Statements in Item 8 for a discussion of our risks and uncertainties.

SPRINGLEAF REIT INC.

In May 2011, SLFC caused the formation of Springleaf REIT Inc. (Springleaf REIT), a Delaware corporation. Springleaf REIT, an indirect subsidiary of SLFI, filed with the SEC a registration statement for an initial public offering of its common stock. As a result of revisions to our strategic direction to cease real estate lending as discussed further in “Executive Summary” above, this registration statement has not been declared effective and the offering has been suspended indefinitely.

BASIS OF REPORTING

We prepared our consolidated financial statements using accounting principles generally accepted in the United States of America (U.S. GAAP). The statements include the accounts of SLFI and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates.

Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, we applied push-down accounting to SLFI and SLFC as the acquired businesses. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards (push-down accounting). Accordingly, a new basis of accounting was established and, for accounting purposes, the old entity (the Predecessor Company) was terminated and a new entity (the Successor Company) was created. This distinction is made throughout this Annual Report on Form 10-K through the inclusion of a vertical black line between the Successor Company and the Predecessor Company columns.

The financial information for 2010 includes the financial information of the Successor Company for the one month ended December 31, 2010 and of the Predecessor Company for the eleven months ended November 30, 2010. These separate periods are presented to reflect the new accounting basis established for our Company as of November 30, 2010.

As a result of the application of push-down accounting, the bases of the assets and liabilities of the Successor Company are not comparable to those of the Predecessor Company, nor would the income statement items for the one month ended December 31, 2010 and for the year ended December 31, 2011 have been the same as those reported if push-down accounting had not been applied. Additionally, key ratios of the Successor Company are not comparable to those of the Predecessor Company, nor are they comparable to other institutions due to the new accounting basis established. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 for further information on the FCFI Transaction.

At December 31, 2011, 85% of our assets were net finance receivables less allowance for finance receivable losses. Finance charge revenue is a function of the amount of average net receivables and the yield on those average net receivables. U.S. GAAP requires that we recognize finance charges as revenue on the accrual basis using the interest method.

At December 31, 2011, 92% of our liabilities were debt issued primarily to support our net finance receivables. Interest expense is a function of the amount of average borrowings and the interest expense rate on those average borrowings. U.S. GAAP requires that we recognize interest on borrowings as expense on the accrual basis using the interest method. Interest expense includes the effect of our swap agreements that qualify for hedge accounting under U.S. GAAP.

Insurance revenues consist primarily of insurance premiums resulting from our branch customers purchasing various credit and non-credit insurance policies. Insurance premium revenue is a function of the premium amounts and policy terms. U.S. GAAP dictates the methods of insurance premium revenue recognition. Our credit life premiums are recognized as revenue using the rule of 78’s method for decreasing credit life and the pro rata method for level credit life. Our credit accident and health premiums are recognized as revenue using the mean of the rule of 78’s method and the pro rata method. Our credit property and casualty and credit involuntary unemployment premiums are recognized as revenue using the pro rata method. Our non-credit premiums are recognized as revenue when collected. Insurance revenues also include commissions received from selling third-party insurers’ products, primarily through the operations of Ocean.

We invest cash in investment securities (mainly bonds), which were 7% of our assets at December 31, 2011, and to lesser extents in commercial mortgage loans, policy loans, and investment real estate, which we include in other assets. We report the resulting revenue in investment revenue. U.S. GAAP requires that we recognize interest on these investments as revenue on the accrual basis.

Loan brokerage fees revenues (included in other revenues), through the operations of Ocean, consist of commissions from lenders for loans brokered to them, fees from customers to process their loans, and fees from other credit originators for customer referrals. We recognize these commissions and fees in loan brokerage fees revenues when earned.

Mortgage banking revenues (included in other revenues) consist of net gain or loss on sale of finance receivables held for sale, provision for warranty reserve, and interest income on finance receivables held for sale. U.S. GAAP requires that we recognize the difference between the sales price we receive when we sell a finance receivable held for sale and the carrying value of that loan as a gain or loss at the time of the sale. We carry finance receivables held for sale at the lower of cost or fair value. We recognize net unrealized losses through a valuation allowance and record changes in the valuation allowance in other revenues. We also charge provisions for recourse obligations to provision for warranty reserve to maintain the reserves for recourse obligations at appropriate levels. We recognize interest as revenue on the accrual basis using the interest method during the period we hold a real estate loan held for sale.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 4 of the Notes to Consolidated Financial Statements in Item 8 for discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies used in the preparation of our consolidated financial statements in Note 3 of the Notes to Consolidated Financial Statements in Item 8. We consider the policies discussed below to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment.

Allowance for Finance Receivable Losses

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly by non-real estate loans, retail sales finance, and real estate loans. Our three portfolio segments consist of a large number of relatively small, homogeneous accounts. We evaluate our three portfolio segments for impairment as groups. None of our accounts are large enough to warrant individual evaluation for impairment. Our Credit Strategy and Policy Committee considers numerous internal and external factors in estimating losses inherent in our finance receivable portfolio, including the following:

•                  prior finance receivable loss and delinquency experience;

•                  the composition of our finance receivable portfolio; and

•                  current economic conditions, including the levels of unemployment and personal bankruptcies.

We use migration analysis and, effective September 30, 2011, a roll rate-based model as the principal tools to determine the appropriate amount of allowance for finance receivable losses. We adopted the roll rate-based model because we believe it captures portfolio trends at a more detailed level. Both techniques are historically-based statistical models that attempt to predict the future amount of losses of finance receivables. The overall results of switching from the migration analysis in second quarter 2011 to the roll rate-based model in third quarter 2011 were not material.

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

Management considers the performance of our second mortgage portfolio when estimating the allowance for finance receivable losses at the time we evaluate our real estate loan portfolio for impairments. However, we are not able to track the default status of the first lien position for our second mortgages if we are not the holders of the first lien position. We attempt to mitigate the risk resulting from the inability to track this information by utilizing our migration model. Our migration model incorporates the historical performance of our real estate portfolio (including second mortgages) and its output will therefore be impacted by any actual delinquency and charge-offs from second mortgages.

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

Prior to the FCFI Transaction, we used the Monte Carlo technique for our non-real estate loans, which utilized historical loan level data from January 2003 through the mid month of the current quarter and was updated quarterly. The primary inputs for Monte Carlo were the number of historical finance receivable accounts, the variability in account migration through the various stages of delinquency (i.e., the probability of a loan moving from 30 days past due to 60 days past due in any given month), and average charge-off amounts. The primary assumptions used in our Monte Carlo analysis were the loss emergence period for the portfolio and average charge-off amounts. The program employed a discrete method of incorporating economic conditions with a set of matrices, each of which represented a historical month of data. Each matrix was therefore representative of certain seasonal and secular economic conditions, and the probability of selecting a given matrix during the simulation increased as the simulated economic conditions approached those represented by the matrix.

We consider the current and historical levels of nonaccrual loans in our analysis of the allowance by factoring the delinquency status of loans into both the migration analysis and the roll rate-based model. We classify loans as nonaccrual based on our accounting policy, which is based on the delinquency status of the loan. As delinquency is a primary input into our quantitative models, we inherently consider nonaccrual loans in our estimate of the allowance for finance receivable losses. See Note 6 of the Notes to Consolidated Financial Statements in Item 8 for further information on our nonaccrual loans and finance receivables more than 90 days past due at December 31, 2011.

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

The allowance for finance receivable losses related to our Troubled Debt Restructurings (TDRs) is calculated in homogeneous aggregated pools of individually evaluated impaired finance receivables that have common risk characteristics. We establish our allowance for finance receivable losses related to our TDRs by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use certain assumptions to estimate the expected cash flows from our TDRs. The primary assumptions for our model are prepayment speeds, default rates, and severity rates. See Note 6 of the Notes to Consolidated Financial Statements in Item 8 for further information on our troubled debt restructured finance receivables at December 31, 2011.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at December 31, 2011 or 2010.

CAPITAL RESOURCES AND LIQUIDITY

We currently have a significant amount of indebtedness. Our liquidity position has been, and is likely to continue to be, negatively affected by unfavorable conditions in the consumer finance industry, the residential real estate market and the capital markets. In addition, SLFC’s and SLFI’s credit ratings are all non-investment grade, which have a significant impact on our cost of, and access to, capital. This, in turn, negatively affects our ability to manage our liquidity and our ability to refinance our indebtedness.

If current market conditions, as well as our financial performance, do not improve or further deteriorate, we may not be able to generate sufficient cash to service our debt. At December 31, 2011, we had $689.6 million of cash and cash equivalents ($7.0 million of cash and cash equivalents related to our foreign subsidiary, Ocean), and in 2011 we generated a net operating loss of $224.2 million and cash flows from operating and investing activities of $1.7 billion. In 2012, we are required to pay $2.8 billion to service the principal and interest due under the terms of our existing debt (excluding securitizations). Additionally, we have $778.3 million of debt maturities and interest payments (excluding securitizations) due in the first quarter of 2013. In order to meet our debt obligations in 2012 and beyond, we are exploring a number of options, including further operational changes to increase or preserve our available cash, additional debt financings, particularly new securitizations involving real estate and/or non-real estate loans, debt refinancing transactions, portfolio sales, or a combination of the foregoing. As of December 31, 2011, the Company had $3.5 billion of unencumbered real estate loans and $3.1 billion of unencumbered non-real estate loans. We cannot assure that additional debt financings, particularly new securitizations, debt refinancing transactions, or portfolio sales will be available to us on acceptable terms, or at all. Our ability to support operations and repay indebtedness will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory, and other factors that are beyond our control and cannot be predicted with certainty. We would be materially adversely affected if we were unable to repay or refinance our debt as it comes due.

We actively manage our liquidity and continually work on initiatives to address our liquidity needs. In connection with our liability management efforts, we or our affiliates from time to time may purchase portions of our outstanding indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we or any such affiliates may determine. Our plans are dynamic and we may adjust our plans in response to changes in our expectations and changes in market conditions.

Capital Resources

Our capital has varied primarily with the amount of our net finance receivables. We have historically based our mix of debt and equity, or “leverage,” primarily upon maintaining leverage that supports cost-effective funding.

	Successor Company
	December 31, 2011		December 31, 2010
(dollars in millions)	Amount	Percent	Amount	Percent

Long-term debt	$13,070.4	91%	$15,168.0	90%
Equity	1,362.9	9	1,610.3	10
Total capital	$14,433.3	100%	$16,778.3	100%

Net finance receivables	$13,170.8		$14,359.6

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

In April 2010, Springleaf Financial Funding Company, a wholly-owned subsidiary of SLFC, entered into and fully drew down a $3.0 billion, five-year term loan pursuant to a Credit Agreement among Springleaf Financial Funding Company, SLFC, and most of the consumer finance operating subsidiaries of SLFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. SLFC used a portion of the proceeds from the secured term loan to repay its $2.125 billion multi-year credit facility in April 2010.

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

As of December 31, 2011, we were in compliance with all of the covenants under our debt agreements.

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

Based upon SLFC’s financial results for the twelve months ended September 30, 2011, a mandatory trigger event occurred under SLFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in January 2012 due to the average fixed charge ratio being less than 0.76x (while the equity to assets ratio was 9.17%). During January 2012, SLFC received from SLFI the non-debt capital funding necessary to satisfy, and subsequently paid, the January 2012 interest payments required by SLFC’s hybrid debt.

Due to the Company’s and our former indirect parent’s liquidity positions, our primary capitalization efforts have been focused on improving liquidity, refinancing or retiring our outstanding indebtedness, and otherwise maintaining compliance with our debt agreements, and not on achieving a targeted leverage. Additionally, the application of push-down accounting significantly altered the presentation of many leverage calculation components and has thereby made our historical methods of leverage calculation less meaningful, particularly when compared to leverage measurements of the Predecessor Company. Our adjusted tangible leverage at December 31, 2011 was 8.78x compared to 9.07x at December 31, 2010. In calculating December 31, 2011 leverage, management deducted $773.9 million of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 8.25x. In calculating December 31, 2010 leverage, management deducted $1.2 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 8.38x.

Reconciliations of total debt to adjusted debt were as follows:

	Successor Company
(dollars in millions)	December 31, 2011	December 31, 2010

Total debt	$13,070.4	$15,168.0
75% of hybrid debt	(128.6)	(128.6)
Adjusted debt	$12,941.8	$15,039.4

Reconciliations of equity to adjusted tangible equity were as follows:

	Successor Company
(dollars in millions)	December 31, 2011	December 31, 2010

Equity	$1,362.9	$1,610.3
75% of hybrid debt	128.6	128.6
Net other intangible assets	(42.7)	(83.7)
Accumulated other comprehensive loss	25.7	2.5
Adjusted tangible equity	$1,474.5	$1,657.7

Liquidity

Principal sources and uses of cash were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Principal sources of cash:
Net collections/originations and purchases of finance receivables	$943.8	$132.8	$1,653.2	$2,645.6
Net repayment/establishment of note receivable from AIG	468.7	—	1,550.9	—
Operations	180.6	—	383.6	554.8
Net investment securities called, sold, and matured/purchased	—	8.5	—	27.8
Sales and principal collections on finance receivables held for sale originated as held for investment	—	—	37.8	1,990.9
Capital contributions	—	—	21.9	604.3
Total	$1,593.1	$141.3	$3,647.4	$5,823.4

Principal uses of cash:
Net repayment/issuances of debt	$2,430.4	$122.7	$3,424.9	$4,049.7
Net investment securities purchased/called, sold, and matured	297.7	—	2.9	—
Operations	—	110.8	—	—
Establishment of note receivable from AIG	—	—	—	1,550.9
Total	$2,728.1	$233.5	$3,427.8	$5,600.6

During 2011, we continued to manage our liquidity with net collections of finance receivables, the refinancing of SLFC’s secured term loan in May 2011, proceeds of $242.5 million from a real estate loan securitization transaction in September 2011, and cash from operations. On May 10, 2011, SLFC successfully refinanced its $3.0 billion secured term loan with an additional $750.0 million of borrowings, a two-year maturity extension to May 2017, lower borrowing costs, and reduced collateral requirements. SLFC received $45.0 million of dividends during second quarter 2011 from its insurance subsidiaries. Cash and cash equivalents decreased $708.0 million during 2011 primarily due to our debt repayments in 2011.

During 2010, we managed our liquidity with cash from operations, proceeds of $501.2 million from a real estate loan securitization transaction in March 2010, and the execution and full draw down of a $3.0 billion five-year secured term loan in April 2010. During the first three months of 2010, we also received repayment of AIG’s $1.6 billion demand promissory notes. SLFC and SLFI used a portion of the proceeds from these transactions to repay the $2.450 billion one-year term loans in March 2010 ($2.050 billion repaid by SLFC and $400.0 million repaid by SLFI) and the SLFC $2.125 billion multi-year credit facility in April 2010, both prior to their due dates in July 2010. On May 11, 2010, SLFC made a loan of $750.0 million to AIG that was payable on demand at any time. The cash used to fund the AIG loan came from operations and SLFC’s secured term loan. On November 29, 2010, AIG repaid the $750.0 million demand promissory note plus accrued interest of $1.3 million.

At December 31, 2011, material obligations were as follows:

(dollars in millions)	Long-term Debt (a)	Interest Payments on Debt (a) (b)	Operating Leases (c)	Total

First quarter 2012	$5.9	$138.0	$6.6	$150.5
Second quarter 2012	13.9	234.1	8.9	256.9
Third quarter 2012	991.5	118.0	8.3	1,117.8
Fourth quarter 2012	1,006.9	263.5	7.8	1,278.2
2012	2,018.2	753.6	31.6	2,803.4
2013-2014	2,092.9	1,179.0	42.8	3,314.7
2015-2016	949.8	1,021.8	14.5	1,986.1
2017+	6,623.6	746.7	3.8	7,374.1
Securitizations	1,385.9	310.7	—	1,696.6
Total	$13,070.4	$4,011.8	$92.7	$17,174.9

(a)          Long-term debt and interest payments on debt maturities by period exclude on-balance sheet securitizations due to their variable monthly payments.

(b)         Future interest payments on floating-rate debt are estimated based upon floating rates in effect at December 31, 2011.

(c)          Operating leases include annual rental commitments for leased office space, automobiles, and data processing and related equipment.

The principal factors that could decrease our liquidity are customer non-payment, a decline in customer prepayments, and a prolonged inability to adequately access capital market funding. In addition, a prolonged decline in originations would negatively impact our long-term liquidity. We intend to support our liquidity position by utilizing the following strategies:

•                  managing originations and purchases of finance receivables and maintaining disciplined underwriting standards and pricing for such loans;

•                  pursuing additional debt financings, particularly new securitizations, debt refinancing transactions, portfolio sales, or a combination of the foregoing; and

•                  from time to time we or our affiliates may purchase portions of our outstanding indebtedness through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we or any such affiliates may determine.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

SELECTED LOAN PORTFOLIO SEGMENT INFORMATION

Allowance for Finance Receivable Losses

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly by non-real estate loans, retail sales finance, and real estate loans. Allowance for finance receivable losses is calculated for each of our portfolio segments. We allocated the allowance for finance receivable losses for real estate loans to each segment based upon delinquency. See Note 8 of the Notes to Consolidated Financial Statements in Item 8 for information on our allowance for finance receivable losses.

Fair Isaac Corporation (FICO) Credit Scores

There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including “prime,” “non-prime,” and “sub-prime.” While there are no industry-wide agreed upon definitions for these categorizations, many market participants utilize third-party credit scores as a means to categorize the creditworthiness of the borrower and his or her finance receivable. Our finance receivable underwriting process does not use third-party credit scores as a primary determinant for credit decisions. However, we do, in part, use the following scores to analyze performance of our finance receivable portfolio:

•                  Prime:  Borrower FICO score greater than or equal to 660

•                  Non-prime:  Borrower FICO score greater than 619 and less than 660

•                  Sub-prime:  Borrower FICO score less than or equal to 619

See Note 6 of the Notes to Consolidated Financial Statements in Item 8 for our net finance receivables and delinquency ratios classified into these FICO-delineated categories. Management believes the primary reason that prime real estate loans of our centralized business segment have a significantly higher delinquency percentage as compared to prime, non-prime, and sub-prime real estate loans of our branch business segment is that the centralized business segment loans were made primarily through broker or correspondent channels and thereby established no face-to-face relationship with us, whereas substantially all of the branch business segment real estate loans were originated in the branch by our personnel whose future success is dependent on the future performance of those loans. Secondarily, but no less importantly, the centralized business segment loans are subserviced by third parties not necessarily related to us while branch business segment loans are almost always serviced by the persons who originated them and for whom the loan’s future performance is a measure of their job performance and compensation. Lastly, the LTV ratio for our centralized business segment is higher than the LTV ratio for our branch business segment. Borrowers with relatively minimal equity in their home may be less willing to continue making loan payments than borrowers with a greater proportion of equity.

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

Successor Company
December 31, 2011

Branch higher-risk real estate loans:
Interest only (a)
Sub-prime	$3,747.8	7.25%	74.6%	557
Second mortgages	$701.1	7.39%	N/A (b)	602
LTV greater than 95.5% at origination	$210.5	6.15%	97.8%	611
Low documentation (a)

Centralized real estate higher-risk loans:
Interest only	$660.4	12.03%	89.0%	706
Sub-prime	$334.5	14.99%	77.5%	587
Second mortgages	$27.0	7.20%	N/A	704
LTV greater than 95.5% at origination	$1,417.7	8.78%	99.4%	708
Low documentation	$251.1	15.45%	76.4%	662

Successor Company
December 31, 2010

Branch higher-risk real estate loans:
Interest only (a)
Sub-prime	$4,099.8	6.89%	74.8%	557
Second mortgages	$835.9	7.43%	N/A	602
LTV greater than 95.5% at origination	$237.0	5.50%	97.8%	611
Low documentation (a)

Centralized real estate higher-risk loans:
Interest only	$764.9	11.08%	88.6%	707
Sub-prime	$357.9	12.43%	77.4%	586
Second mortgages	$32.9	2.61%	N/A	703
LTV greater than 95.5% at origination	$1,600.2	7.82%	99.4%	709
Low documentation	$275.4	13.32%	76.4%	664

(a)          Not applicable because these higher-risk loans were not offered by our branch business segment.

(b)         Not available.

We held the first mortgage of borrowers on 4% of our second mortgage portfolio at December 31, 2011 and 2010. Our second mortgages may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. At December 31, 2011 and 2010, 89% of our second mortgages were fixed-rate mortgages. At December 31, 2011, 65% of our second mortgages were open-end home equity lines of credit, compared to 64% at December 31, 2010. The maximum draw period for cash advances for unused credit lines is 120 months, but all unused credit lines, in part or in total, can be cancelled at our discretion at any time.

Charge-off ratios for these higher-risk real estate loans for our branch and centralized real estate business segments were as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Branch

Higher-risk real estate loans charge-off ratios:
Interest only*
Sub-prime	2.79%	3.10%	3.66%	3.71%
Second mortgages	7.19%	9.45%	9.89%	10.50%
LTV greater than 95.5% at origination	3.46%	5.94%	4.04%	4.96%
Low documentation*

Centralized real estate

Higher-risk real estate loans charge-off ratios:
Interest only	3.39%	3.04%	3.40%	4.12%
Sub-prime	1.76%	2.81%	2.56%	2.49%
Second mortgages	0.64%	0.93%	2.96%	4.92%
LTV greater than 95.5% at origination	2.43%	2.21%	2.38%	2.53%
Low documentation	1.80%	2.05%	1.82%	3.27%

*                 Not applicable because these higher-risk loans were not offered by our branch business segment.

A decline in the value of assets serving as collateral for our real estate loans may impact our ability to collect on these real estate loans. The total amount of all real estate loans for which the estimated LTV ratio exceeds 100% at December 31, 2011 was $2.5 billion, or 25%, of total real estate loans. We update collateral valuations by applying the sequential change in the House Price Index as published quarterly by the Federal Housing Finance Agency at the Metropolitan Statistical Area or state level to update the LTV.

ANALYSIS OF FINANCIAL CONDITION

Finance Receivables

Risk Characteristics. Our customers in all portfolio segments (non-real estate loans, retail sales finance, and real estate loans) encompass a wide range of borrowers. In the consumer finance industry, they are described as prime or near-prime at one extreme and non-prime or sub-prime at the other. Our customers’ incomes are generally near the national median but our customers may vary from national norms as to their debt-to-income ratios, employment and residency stability, and/or credit repayment histories. In general, our customers have lower credit quality and require significant levels of servicing. As a result, we charge them higher interest rates to compensate us for such services and related credit risks.

Despite our efforts to avoid losses on our portfolio segments, personal circumstances and national, regional, and local economic situations affect our customers’ willingness or ability to repay their obligations. The risk characteristics of each portfolio segment include the following:

Non-real estate loan portfolio and retail sales finance portfolio

•                  elevated unemployment levels;

•                  high energy costs;

•                  other borrower indebtedness;

•                  major medical expenses; and

•                  divorce or death.

Real estate loan portfolio

•                  adverse shifts in residential real estate values;

•                  elevated unemployment levels;

•                  high energy costs;

•                  other borrower indebtedness;

•                  major medical expenses; and

•                  divorce or death.

Occasionally, these events can be so economically severe that the customer files for bankruptcy.

Amount, number, and average size of net finance receivables originated and renewed by portfolio segment were as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Originated

Amount (in millions):
Real estate loans	$144.1	$8.1	$124.6	$267.4
Non-real estate loans	981.0	60.4	704.0	714.0
Retail sales finance	162.6	7.1	77.9	687.9
Total	$1,287.7	$75.6	$906.5	$1,669.3

Number:
Real estate loans	2,393	76	1,635	4,789
Non-real estate loans	285,274	21,389	211,542	191,484
Retail sales finance	51,442	2,495	23,649	214,338
Total	339,109	23,960	236,826	410,611

Average size (to nearest dollar):
Real estate loans	$60,218	$107,145	$76,218	$55,843
Non-real estate loans	3,439	2,827	3,328	3,729
Retail sales finance	3,160	2,841	3,295	3,209

Renewed (includes additional funds borrowed)

Amount (in millions):
Real estate loans	$31.3	$1.4	$24.6	$77.0
Non-real estate loans	1,551.8	125.6	1,243.5	1,338.3
Total	$1,583.1	$127.0	$1,268.1	$1,415.3

Number:
Real estate loans	638	28	468	1,456
Non-real estate loans	391,361	33,940	322,285	332,348
Total	391,999	33,968	322,753	333,804

Average size (to nearest dollar):
Real estate loans	$48,964	$48,893	$52,647	$52,883
Non-real estate loans	3,965	3,699	3,858	4,027

Amount and number of net finance receivables net (transferred/sold) transferred back/purchased by portfolio segment were as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Net (transferred/sold) transferred back/purchased

Amount (in millions):
Real estate loans	$0.1	$—	$526.9	$(1,867.7)
Non-real estate loans	(9.0)	—	0.1	—
Retail sales finance	0.2	—	—	0.5
Total	$(8.7)	$—	$527.0	$(1,867.2)

Number:
Real estate loans	1	—	4,252	(11,952)
Non-real estate loans	(3,007)	—	1	—
Retail sales finance	119	—	—	68
Total	(2,887)	—	4,253	(11,884)

See Note 9 of the Notes to Consolidated Financial Statements in Item 8 for a discussion of net finance receivables transferred to finance receivables held for sale, subsequent sales, and finance receivables held for sale transferred back to finance receivables held for investment during 2010 and 2009.

Amount and number of total net finance receivables originated, renewed, and net (transferred/sold) transferred back/purchased by portfolio segment were as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Originated, renewed, and net (transferred/sold) transferred back/purchased

Amount (in millions):
Real estate loans	$175.5	$9.5	$676.1	$(1,523.3)
Non-real estate loans	2,523.8	186.0	1,947.6	2,052.3
Retail sales finance	162.8	7.1	77.9	688.4
Total	$2,862.1	$202.6	$2,701.6	$1,217.4

Number:
Real estate loans	3,032	104	6,355	(5,707)
Non-real estate loans	673,628	55,329	533,828	523,832
Retail sales finance	51,561	2,495	23,649	214,406
Total	728,221	57,928	563,832	732,531

Amount, number, and average size of net finance receivables by portfolio segment were as follows:

	Successor Company
	December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent

Net finance receivables

Amount (in millions):
Real estate loans	$10,115.9	77%	$11,252.4	78%
Non-real estate loans	2,685.0	20	2,616.0	18
Retail sales finance	369.9	3	491.2	4
Total	$13,170.8	100%	$14,359.6	100%

Number:
Real estate loans	156,622	15%	172,817	15%
Non-real estate loans	780,678	73	777,067	68
Retail sales finance	124,402	12	188,985	17
Total	1,061,702	100%	1,138,869	100%

Average size (to nearest dollar):
Real estate loans	$64,587		$65,112
Non-real estate loans	3,439		3,366
Retail sales finance	2,973		2,599

The amount of first mortgage loans was 92% of our real estate loan net receivables at December 31, 2011 and 91% at December 31, 2010.

See Note 6 of the Notes to Consolidated Financial Statements in Item 8 for additional information on our finance receivables, including geographic diversification and contractual maturities of finance receivables.

Real Estate Owned

Changes in the amount of real estate owned were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	At or for the Year Ended December 31, 2011	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009

Balance at beginning of period (a)	$178.9	$177.8	$143.1	$135.3
Properties acquired	241.2	28.7	260.8	320.2
Properties sold or disposed of	(234.4)	(24.7)	(205.9)	(277.4)
Writedowns	(56.2)	(2.9)	(36.9)	(35.0)
Balance at end of period	$129.5	$178.9	$161.1	$143.1

Number of real estate owned properties at end of period	1,583	2,134	2,151	1,867

Real estate owned as a percentage of real estate loans	1.28%	1.59%	N/A (b)	0.99%

(a)          The beginning balance of real estate owned for the Successor Company for the one month ended December 31, 2010 includes the push-down accounting adjustments.

(b)         Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2011 and 2010; therefore, balance sheet information at November 30, 2010 is not applicable.

The decrease in real estate owned at December 31, 2011 when compared to December 31, 2010 reflected our liquidity management efforts. The increase in real estate owned at December 31, 2010 when compared to December 31, 2009 reflected higher foreclosures as a result of negative economic fundamentals and the downturn in the U.S. residential real estate market. The increase in real estate owned at December 31, 2010 when compared to December 31, 2009 also reflected the impact of push-down accounting adjustments, which increased real estate owned by $16.7 million.

See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for information relating to our accounting policy for real estate owned.

Investments

Investments by type were as follows:

	Successor Company
	December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent

Investment securities	$1,045.5	90%	$745.8	85%
Commercial mortgage loans	121.3	10	128.4	15
Policy loans	1.5	—	1.5	—
Total	$1,168.3	100%	$875.7	100%

Our investment strategy is to optimize after-tax returns on invested assets, subject to the constraints of liquidity, diversification, and regulation. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 for further information on investment securities.

Asset/Liability Management

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. Although finance receivable lives may change in response to market interest rates and credit conditions, for the quarter ending December 31, 2011, our finance receivables had the following average lives based upon the levels of principal repayments during the fourth quarter of 2011 and excluding the impact of renewals:

Average Life In Years

Real estate loans	8.0
Non-real estate loans	1.7
Retail sales finance	1.6

Total	4.6

The contractual weighted-average life until maturity for our long-term debt was 4.5 years at December 31, 2011.

We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity. We have based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported.

We have historically issued fixed-rate, long-term unsecured debt as the primary source of fixed-rate debt and have also employed interest rate swap agreements to adjust our fixed/floating mix of total debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 33% of our borrowings at December 31, 2011, compared to 24% at December 31, 2010. Adjustable-rate net finance receivables represented 5% of our total portfolio at December 31, 2011 and 2010.

Since 2008, we have had limited direct control of our asset/liability mix as a result of our limited access to capital markets, our restricted origination of finance receivables, and our sale or securitization of finance receivables. See “Capital Resources and Liquidity” for further information.

ANALYSIS OF OPERATING RESULTS

Net (Loss) Income

	Successor Company			Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Net (loss) income	$(224.2)	$1,464.3		$(14.0)	$(477.7)
Amount change (a)	$(210.2)	N/M	(b)	$463.7	$868.0
Percent change (a)	N/M	N/M		97%	65%

Return on average assets	(1.30)%	N/M		(0.07)%	(1.92)%
Return on average equity	(14.80)%	N/M		(0.79)%	(24.86)%
Ratio of earnings to fixed charges (c)	N/A	N/M		N/A	N/A

(a)          Amount change and percent change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Amount change and percent change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

(b)         Not meaningful

(c)          Not applicable. Earnings did not cover total fixed charges by $323.2 million in 2011, $264.7 million during the eleven months ended November 30, 2010, and $909.2 million in 2009.

See the following pages for discussion of factors that affected our operating results.

See Note 26 of the Notes to Consolidated Financial Statements in Item 8 for information on the results of the Company’s business segments.

For a discussion of risk factors relating to our businesses, see “Risk Factors” in Part I, Item 1A.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by portfolio segment were as follows:

	Successor Company			Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Real estate loans	$1,159.4	$113.6		$982.3	$1,269.0
Non-real estate loans	648.0	57.5		580.3	731.3
Retail sales finance	78.1	10.2		105.7	205.3
Total	$1,885.5	$181.3		$1,668.3	$2,205.6

Amount change (a)	$217.2	N/M	(b)	$(537.3)	$(453.7)
Percent change (a)	13%	N/M		(24)%	(17)%

Average net receivables	$13,685.8	$14,439.2		$17,861.8	$21,703.3
Yield	13.78%	14.82%		10.20%	10.16%

(a)          Amount change and percent change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Amount change and percent change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

(b)         Not meaningful

Finance charges increased (decreased) due to the net of the following:

	Successor Company			Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Change in yield	$461.0	N/M	(a)	$12.9	$(5.2)
Decrease in average net receivables	(365.8)	N/M		(430.2)	(443.3)
Change in number of days	122.0	N/M		(120.0)	(5.2)
Total (b)	$217.2	N/M		$(537.3)	$(453.7)

(a)          Not meaningful

(b)         Total change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Total change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

Average net receivables by portfolio segment were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Real estate loans	$10,691.8	$11,317.0	$14,155.8	$16,430.6
Non-real estate loans	2,582.6	2,620.8	2,916.3	3,578.6
Retail sales finance	411.4	501.4	789.7	1,694.1
Total	$13,685.8	$14,439.2	$17,861.8	$21,703.3

Decreases in average net receivables by portfolio segment were as follows:

	Successor Company			Predecessor Company
	Year Ended December 31, 2011	One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Amount change (in millions) (a):
Real estate loans	$(3,464.0)	N/M	(b)	$(2,274.8)	$(3,325.5)
Non-real estate loans	(333.7)	N/M		(662.3)	(520.2)
Retail sales finance	(378.3)	N/M		(904.4)	(532.0)
Total	$(4,176.0)	N/M		$(3,841.5)	$(4,377.7)

Percent change (a):
Real estate loans	(24)%	N/M		(14)%	(17)%
Non-real estate loans	(11)	N/M		(19)	(13)
Retail sales finance	(48)	N/M		(53)	(24)

Total	(23)%	N/M		(18)%	(17)%

(a)          Amount change and percent change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Amount change and percent change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

(b)         Not meaningful

Average net receivables decreased in 2011 when compared to the eleven months ended November 30, 2010 reflecting the impact of push-down accounting adjustments, which decreased average net receivables by $2.1 billion in 2011 and our tighter underwriting guidelines and liquidity management efforts.

Average net receivables for the one month ended December 31, 2010 reflected the impact of push-down accounting adjustments, which decreased average net receivables by $2.4 billion for the one month ended December 31, 2010.

The decrease in average net finance receivables for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 reflected our tighter underwriting guidelines and liquidity management efforts.

See Note 9 of the Notes to Consolidated Financial Statements in Item 8 for a discussion of net finance receivables transferred to finance receivables held for sale, subsequent sales, and finance receivables held for sale transferred back to finance receivables held for investment during 2010 and 2009.

Yield by portfolio segment were as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Real estate loans	10.84%	11.83%	7.58%	7.72%
Non-real estate loans	25.09	25.98	21.73	20.44
Retail sales finance	18.99	23.94	14.63	12.12

Total	13.78%	14.82%	10.20%	10.16%

Changes in yield in basis points (bp) by portfolio segment were as follows:

	Successor Company				Predecessor Company
	Year Ended December 31, 2011		One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010		Year Ended December 31, 2009

Real estate loans	326	bp	N/M	(a)	(14	)bp	(31	)bp
Non-real estate loans	336		N/M		129		26
Retail sales finance	436		N/M		251		111

Total (b)	358		N/M		4		(4)

(a)          Not meaningful

(b)         Total change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Total change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

Yield increased in 2011 when compared to the eleven months ended November 30, 2010 primarily due to the impact of valuation discount accretion resulting from the push-down accounting adjustments, which increased yield by 352 basis points in 2011.

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

Finance Receivables Held for Sale Originated as Held for Investment Revenues

Finance receivables held for sale originated as held for investment revenues were as follows:

	Successor Company			Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Interest income	$—	$—		$20.4	$39.8
Mark to market provision	—	—		—	(92.5)
Net loss on sales	—	—		—	(18.9)
Total	$—	$—		$20.4	$(71.6)

Amount change (a)	$(20.4)	N/M	(b)	$92.0	$(44.1)
Percent change (a)	(100)%	N/M		129%	(161)%

(a)          Amount change and percent change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Amount change and percent change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

(b)         Not meaningful

See Note 9 of the Notes to Consolidated Financial Statements in Item 8 for a discussion of net finance receivables transferred to finance receivables held for sale, subsequent sales, and finance receivables held for sale transferred back to finance receivables held for investment during 2010 and 2009.

Interest Expense

The impact of using the swap agreements that qualify for hedge accounting under U.S. GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

	Successor Company			Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Long-term debt	$1,268.0	$118.7		$963.8	$968.9
Short-term debt	—	—		32.7	122.3
Total	$1,268.0	$118.7		$996.5	$1,091.2

Amount change (a)	$271.5	N/M	(b)	$(94.7)	$(162.9)
Percent change (a)	27%	N/M		(9)%	(13)%

Average borrowings	$14,415.4	$15,147.7		$17,825.6	$21,791.9
Interest expense rate	8.77%	9.34%		6.08%	5.00%

(a)          Amount change and percent change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Amount change and percent change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

(b)         Not meaningful

Interest expense increased (decreased) due to the net of the following:

	Successor Company			Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Change in interest expense rate	$356.3	N/M	(a)	$193.9	$(8.9)
Decrease in average borrowings	(190.1)	N/M		(198.3)	(154.0)
Change in number of days	105.3	N/M		(90.3)	—
Total (b)	$271.5	N/M		$(94.7)	$(162.9)

(a)          Not meaningful

(b)         Total change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Total change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

Average borrowings by type were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Long-term debt	$14,415.4	$15,147.7	$17,216.8	$19,192.6
Short-term debt	—	—	608.8	2,599.3
Total	$14,415.4	$15,147.7	$17,825.6	$21,791.9

Decreases in average borrowings by type were as follows:

	Successor Company			Predecessor Company
	Year Ended December 31, 2011	One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Amount change (in millions) (a):
Long-term debt	$(2,801.4)	N/M	(b)	$(1,975.8)	$(1,983.9)
Short-term debt	(608.8)	N/M		(1,990.5)	(1,077.8)
Total	$(3,410.2)	N/M		$(3,966.3)	$(3,061.7)

Percent change (a):
Long-term debt	(16)%	N/M		(10)%	(9)%
Short-term debt	(100)	N/M		(77)	(29)

Total	(19)%	N/M		(18)%	(12)%

(a)          Amount change and percent change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Amount change and percent change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

(b)         Not meaningful

Average borrowings decreased in 2011 when compared to the eleven months ended November 30, 2010 primarily due to liquidity management efforts and the impact of push-down accounting adjustments, which decreased average borrowings by $1.2 billion in 2011. See Note 14 of the Notes to Consolidated Financial Statements in Item 8 for principal maturities of our long-term debt.

Average borrowings for the one month ended December 31, 2010 reflected the impact of push-down accounting adjustments, which decreased average borrowings by $1.3 billion for the one month ended December 31, 2010.

The decrease in average borrowings for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 reflected our liquidity management efforts.

Interest expense rate by type were as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Long-term debt	8.77%	9.34%	6.10%	5.05%
Short-term debt	—	—	6.05	4.64

Total	8.77%	9.34%	6.08%	5.00%

Changes in interest expense rate in basis points by type were as follows:

	Successor Company				Predecessor Company
	Year Ended December 31, 2011		One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010		Year Ended December 31, 2009

Long-term debt	267	bp	N/M	(a)	105	bp	(19	)bp
Short-term debt	(605)		N/M		141		78

Total (b)	269	bp	N/M		108	bp	(3)

(a)          Not meaningful

(b)         Total change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Total change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

Interest expense rate increased in 2011 when compared to the eleven months ended November 30, 2010 primarily due to the impact of valuation discount accretion resulting from the push-down accounting adjustments, which increased interest expense rate by 284 basis points in 2011.

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

SLFC’s and SLFI’s credit ratings were further downgraded in 2011 and are all non-investment grade, which has a significant impact on our cost of, and access to, capital. This, in turn, negatively affects our ability to manage our liquidity and our ability to refinance our indebtedness.

The following table presents the credit ratings of SLFC as of March 19, 2012. On September 7, 2011, Fitch downgraded SLFC’s senior, long-term debt to “CCC” and removed it from “Negative Watch” status. On February 3, 2012, Standard & Poor’s lowered its rating on SLFC’s unsecured senior long-term debt from “B” to “CCC” and maintained its “Negative Outlook” status. The Fitch rating also applies to SLFI. These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. SLFI does not intend to disclose any future changes to, or suspensions or withdrawals of, these ratings except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Senior Long-term Debt
	Rating	Status

Moody’s	B3	Developing Outlook
Standard & Poor’s (S&P)	CCC	Negative Outlook
Fitch	CCC	—

Provision for Finance Receivable Losses

(dollars in millions)

	Successor Company			Predecessor Company
(dollars in millions)	At or for the Year Ended December 31, 2011		At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010		At or for the Year Ended December 31, 2009

Provision for finance receivable losses	$332.8		$38.8	$444.3		$1,275.5
Amount change (a)	$(111.5)		N/M (b)	$(831.2)		$194.6
Percent change (a)	(25)%		N/M	(65)%		18%

Net charge-offs	$268.0		$31.7	$593.0		$860.3
Charge-off ratio	1.95%		2.62%	3.60%		3.92%
Charge-off coverage	0.27	x	N/M	2.14	x	1.78	x

60 day+ delinquency	$1,071.1		$1,120.0	N/A	(c)	$1,391.8
Delinquency ratio	6.91%		6.55%	N/A		7.24%

Allowance for finance receivable losses	$72.0		$7.1	N/A		$1,532.5
Allowance ratio	0.55%		N/M	N/A		8.13%

(a)          Amount change and percent change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Amount change and percent change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

(b)         Not meaningful

(c)          Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2011 and 2010; therefore, balance sheet information at November 30, 2010 is not applicable.

Provision for finance receivable losses decreased in 2011 when compared to eleven months ended November 30, 2010 primarily due to lower net charge-offs in 2011, partially offset by decreases to the allowance for finance receivable losses in the eleven months ended November 30, 2010 compared to increases to the allowance for finance receivable losses in 2011 and one more month in the 2011 period. As a result of our analysis of the favorable trends in our credit quality during the eleven months ended November 30, 2010, partially offset by the increase in TDR net finance receivables, we decreased our allowance for finance receivable losses during the eleven months ended November 30, 2010. Provision for finance receivable losses in 2011 also reflected the impact of purchased credit impaired finance receivables resulting from the push-down accounting adjustments, which decreased net charge-offs by $175.9 million in 2011.

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

Charge-offs, recoveries, net charge-offs, and charge-off ratio by portfolio segment were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Real estate loans:
Charge-offs	$197.3	$23.4	$367.9	$473.2
Recoveries	(13.6)	(0.7)	(10.9)	(10.0)
Net charge-offs	$183.7	$22.7	$357.0	$463.2
Charge-off ratio	1.71%	2.39%	2.74%	2.79%

Non-real estate loans:
Charge-offs	$105.2	$8.5	$199.9	$331.4
Recoveries	(34.8)	(2.8)	(34.4)	(31.8)
Net charge-offs	$70.4	$5.7	$165.5	$299.6
Charge-off ratio	2.73%	2.62%	6.15%	8.29%

Retail sales finance:
Charge-offs	$25.9	$4.3	$82.4	$108.0
Recoveries	(12.0)	(1.0)	(11.9)	(10.5)
Net charge-offs	$13.9	$3.3	$70.5	$97.5
Charge-off ratio	3.33%	7.59%	9.43%	5.61%

Total:
Charge-offs	$328.4	$36.2	$650.2	$912.6
Recoveries	(60.4)	(4.5)	(57.2)	(52.3)
Net charge-offs	$268.0	$31.7	$593.0	$860.3
Charge-off ratio	1.95%	2.62%	3.60%	3.92%

Changes in net charge-offs by portfolio segment were as follows:

	Successor Company			Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Real estate loans	$(173.3)	N/M	(a)	$(106.2)	$236.5
Non-real estate loans	(95.1)	N/M		(134.1)	57.7
Retail sales finance	(56.6)	N/M		(27.0)	23.7
Total (b)	$(325.0)	N/M		$(267.3)	$317.9

(a)          Not meaningful

(b)         Total change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Total change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

Changes in charge-off ratios in basis points by portfolio segment were as follows:

	Successor Company				Predecessor Company
	Year Ended December 31, 2011		One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010		Year Ended December 31, 2009

Real estate loans	(103	)bp	N/M	(a)	(5	)bp	165	bp
Non-real estate loans	(342)		N/M		(214)		238
Retail sales finance	(610)		N/M		382		229

Total (b)	(165)		N/M		(32)		184

(a)          Not meaningful

(b)         Total change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Total change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

Total charge-off ratio decreased in 2011 when compared to the eleven months ended November 30, 2010 reflecting the impact of push-down accounting adjustments, which decreased total charge-off ratio by 84 basis points in 2011 and our tighter underwriting guidelines.

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

Charge-off coverage, which compares the allowance for finance receivable losses to annualized net charge-offs, decreased in 2011 when compared to the eleven months ended November 30, 2010 primarily due to the impact of push-down accounting adjustments, which decreased charge-off coverage by 239 basis points in 2011. Charge-off coverage for the one month ended December 31, 2010 reflected the impact of push-down accounting adjustments, which decreased charge-off coverage by 204 basis points for the one month ended December 31, 2010. Charge-off coverage increased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 primarily due to lower annualized net charge-offs.

Delinquency and delinquency ratio by portfolio segment were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	December 31, 2011	December 31, 2010	December 31, 2009

Real estate loans:
Delinquency	$963.6	$976.0	$1,145.6
Delinquency ratio	7.99%	7.21%	7.88%

Non-real estate loans:
Delinquency	$92.0	$114.6	$174.2
Delinquency ratio	3.06%	3.85%	5.06%

Retail sales finance:
Delinquency	$15.5	$29.4	$72.0
Delinquency ratio	3.58%	5.01%	5.78%

Total:
Delinquency	$1,071.1	$1,120.0	$1,391.8
Delinquency ratio	6.91%	6.55%	7.24%

Changes in delinquency by portfolio segment were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	December 31, 2011	December 31, 2010	December 31, 2009

Real estate loans	$(12.4)	$(169.6)	$208.8
Non-real estate loans	(22.6)	(59.6)	(64.9)
Retail sales finance	(13.9)	(42.6)	(7.4)
Total	$(48.9)	$(271.8)	$136.5

Changes in delinquency ratio in basis points by portfolio segment were as follows:

	Successor Company				Predecessor Company
	December 31, 2011		December 31, 2010		December 31, 2009

Real estate loans	78	bp	(67	)bp	277	bp
Non-real estate loans	(79)		(121)		(41)
Retail sales finance	(143)		(77)		251

Total	36		(69)		225

The total delinquency ratio at December 31, 2011 increased when compared to December 31, 2010 primarily due to an increase in real estate loan delinquency reflecting real estate loan liquidations, partially offset by decreases in non-real estate loan and retail sales finance delinquency ratios reflecting our tighter underwriting guidelines.

The total delinquency ratio at December 31, 2010 decreased when compared to December 31, 2009 primarily due to our tighter underwriting guidelines.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at December 31, 2011 when compared to December 31, 2010 was primarily due to the increase in allowance for financial receivable losses for non-real estate loans and the increase in TDR net finance receivables. The allowance for finance receivable losses at December 31, 2011 included $29.4 million related to TDRs, compared to $2.8 million at December 31, 2010. See Note 8 of the Notes to Consolidated Financial Statements in Item 8 for the allowance for finance receivable losses and net finance receivables by portfolio segment.

The decrease in the allowance ratio at December 31, 2011 and at December 31, 2010 when compared to the respective prior year ends was primarily due to the impact of push-down accounting adjustments, which reduced the allowance ratio by 726 basis points at December 31, 2011 and 813 basis points at December 31, 2010.

Insurance Revenues

Insurance revenues were as follows:

	Successor Company			Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Earned premiums	$120.0	$11.3		$113.0	$136.3
Commissions	0.2	—		0.6	0.6
Total	$120.2	$11.3		$113.6	$136.9

Amount change (a)	$6.6	N/M	(b)	$(23.3)	$(22.2)
Percent change (a)	6%	N/M		(17)%	(14)%

(a)          Amount change and percent change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Amount change and percent change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

(b)         Not meaningful

Earned premiums increased in 2011 when compared to the eleven months ended November 30, 2010 primarily due to one more month in the 2011 period.

The components of earned premiums for the one month period ended December 31, 2010 are included in the table below.

Earned premiums decreased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 primarily due to decreases in credit earned premiums and one less month in the 2010 period.

Premiums earned by type were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Credit insurance:
Life	$23.7	$2.1	$22.4	$28.3
Accident and health	25.6	2.2	24.3	30.8
Property and casualty	14.8	1.6	17.5	23.9
Involuntary unemployment	16.8	1.4	14.6	15.6
Non-credit insurance:
Life	12.6	1.2	9.2	9.3
Accident and health	9.9	1.1	6.5	5.8
Premiums assumed under reinsurance agreements	16.6	1.7	18.5	22.6
Total	$120.0	$11.3	$113.0	$136.3

Premiums written by type were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Credit insurance:
Life	$26.8	$2.0	$20.3	$20.7
Accident and health	28.8	2.0	19.1	18.9
Property and casualty	13.9	1.5	16.0	19.6
Involuntary unemployment	22.0	1.5	14.1	13.3
Non-credit insurance:
Life	12.6	1.3	9.2	9.3
Accident and health	9.9	1.1	6.5	5.8
Premiums assumed under reinsurance agreements	14.9	1.5	16.5	21.0
Total	$128.9	$10.9	$101.7	$108.6

Investment Revenue

	Successor Company			Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Investment revenue	$35.7	$1.0		$37.8	$48.9
Amount change (a)	$(2.1)	N/M	(b)	$(11.1)	$55.7
Percent change (a)	(6)%	N/M		(23)%	816%

(a)          Amount change and percent change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Amount change and percent change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

(b)         Not meaningful

Investment revenue was affected by the following:

	Successor Company		Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Average invested assets	$1,033.0	$983.8	$941.7	$919.1
Average invested asset yield	3.96%	5.07%	5.64%	5.85%
Net realized losses on investment securities	$(4.2)	$(0.3)	$(9.8)	$(5.6)

Generally, we invest cash in various investments, primarily bonds.

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the book value of our investment securities to their fair value, which increased average invested assets by $30.0 million in 2011 and $34.5 million for the one month period ended December 31, 2010 and decreased average invested asset yield by 105 basis points in 2011 and 20 basis points for the one month period ended December 31, 2010. The increase in average invested assets in 2011 when compared to the eleven months ended November 30, 2010 also reflected a $300.0 million purchase of higher yielding bonds in fourth quarter 2011 related to our corporate cash investing activities. The decrease in average invested asset yield in 2011 when compared to the eleven months ended November 30, 2010 also reflected the replacement of disposed invested assets with lower yielding invested assets reflecting current market conditions.

Gain on Early Extinguishment of Secured Term Loan

As a result of the refinancing of SLFC’s secured term loan on May 10, 2011, certain creditors involved in the syndicate of lenders of the original loan were not included in the syndicate of lenders of the refinanced loan (extinguished creditors). We recorded a $10.7 million gain on the early extinguishment of the original loan, which represented the pro rata amount of the unamortized balance of the fair value adjustment on the debt no longer payable to the extinguished creditors. See “Capital Resources and Liquidity — Capital Resources” for further information on the refinancing of this loan.

Other Revenues

Other revenues were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Net writedowns on real estate owned	$(41.3)	$(2.9)	$(36.9)	$(35.0)
Net loss on sales of real estate owned	(27.8)	(3.4)	(6.0)	(20.1)
Foreign exchange gain (loss) on foreign currency denominated debt	22.2	(26.2)	74.3	(51.9)
Derivative adjustments (a)	—	34.0	4.2	19.5
Other	18.5	18.6	37.4	28.6
Total	$(28.4)	$20.1	$73.0	$(58.9)

Amount change (b)	$(101.4)	N/M (c)	$131.9	$(55.8)
Percent change (b)	(139)%	N/M	224%	N/M

(a)          See table below for the components of the derivative adjustments.

(b)         Amount change and percent change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Amount change and percent change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

(c)          Not meaningful

Writedowns on real estate owned and net losses on sales of real estate owned increased in 2011 when compared to the eleven months ended November 30, 2010 reflecting negative economic fundamentals and the fragile U.S. residential real estate market. Writedowns on real estate owned increased for the eleven months ended November 30, 2010 when compared to 2009 reflecting negative economic fundamentals and the downturn in the U.S. residential real estate market. However, net losses on sales of real estate owned improved during the eleven months ended November 30, 2010.

The components of other revenues for the one month ended December 31, 2010 are included in the table above.

Derivative adjustments included in other revenues consisted of the following:

	Successor Company		Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Mark to market (losses) gains	$(26.6)	$27.8	$(62.4)	$41.9
Net interest income	23.8	2.0	14.7	19.9
Credit valuation adjustment gains (losses)*	6.0	(1.6)	12.0	(11.3)
Ineffectiveness (losses) gains	(1.7)	3.6	(29.2)	(30.2)
Other comprehensive income release gain on cash flow hedge maturities	—	—	68.8	—
Other	(1.5)	2.2	0.3	(0.8)
Total	$—	$34.0	$4.2	$19.5

*                 The credit valuation adjustment gains or losses on our non-designated cross currency derivative resulted from the measurement of credit risk using credit default swap valuation modeling. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We currently do not anticipate exiting these derivatives for the foreseeable future.

Operating Expenses

Operating expenses were as follows:

	Successor Company			Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Salaries and benefits	$356.3	$30.9		$387.9	$428.7
Other operating expenses	348.6	26.5		305.6	313.3
Total	$704.9	$57.4		$693.5	$742.0

Amount change (a)	$11.4	N/M	(b)	$(48.5)	$(584.7)
Percent change (a)	2%	N/M		(7)%	(44)%

Operating expense ratio	5.15%	4.77%		4.24%	3.42%

(a)          Amount change and percent change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Amount change and percent change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

(b)         Not meaningful

Salaries and benefits decreased in 2011 when compared to the eleven months ended November 30, 2010 primarily due to lower medical claims and premiums paid by the Company in 2011 and fewer employees, partially offset by one more month in the 2011 period.

Salaries and benefits for the one month ended December 31, 2010 reflected monthly salaries, employee medical costs, and pension expenses.

Salaries and benefits decreased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 primarily due to having fewer employees and one less month in the 2010 period, partially offset by higher pension expenses and higher employee medical costs due to the 2010 medical claims exceeding the premium rates.

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

Other operating expenses increased in 2011 when compared to the eleven months ended November 30, 2010 primarily due to the impact of push-down accounting adjustments (including the amortization of other intangible assets), higher professional services expenses, and higher advertising expenses, partially offset by lower legal settlement expenses and lower administrative expenses allocated from our former indirect parent.

Other operating expenses for the one month ended December 31, 2010 reflected monthly rent, real estate owned, and legal expenses.

Other operating expenses decreased for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 reflecting one less month in the 2010 period and reduced operating expenses resulting from branch office closings in 2009, partially offset by increased reserves related to ongoing legal matters and higher advertising expenses primarily due to the preliminary costs associated with the change in the Company’s name from American General Finance, Inc. to Springleaf Finance, Inc. effective March 7, 2011.

The operating expense ratio, which compares the annualized operating expenses to average net receivables, increased in 2011 when compared to the eleven months ended November 30, 2010 primarily due to the impact of push-down accounting adjustments, which increased the operating expense ratio by 92 basis points in 2011. Operating expense ratio for the one month ended December 31, 2010 reflected the impact of push-down accounting adjustments, which increased operating expense ratio by 88 basis points for the one month ended December 31, 2010. Operating expense ratio for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 increased primarily due to the decline in average net finance receivables, which reflected our liquidity management efforts.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

	Successor Company			Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Claims incurred	$59.8	$4.7		$58.6	$76.4
Change in benefit reserves	(18.7)	(0.1)		(15.0)	(15.0)
Total	$41.1	$4.6		$43.6	$61.4

Amount change (a)	$(2.5)	N/M	(b)	$(17.8)	$(8.6)
Percent change (a)	(6)%	N/M		(29)%	(12)%

(a)          Amount change and percent change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Amount change and percent change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

(b)         Not meaningful

Losses incurred by type were as follows:

	Successor Company		Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Credit insurance:
Life	$15.1	$1.0	$14.1	$15.7
Accident and health	13.4	1.3	13.1	16.1
Property and casualty	2.4	0.1	3.8	5.9
Involuntary unemployment	4.9	0.6	5.9	12.3
Non-credit insurance:
Life	2.3	0.1	(0.7)	(2.9)
Accident and health	4.2	0.4	2.2	1.4
Group annuity:
Direct	(13.1)	0.1	1.5	1.8
Assumed	2.9	0.2	(3.9)	2.1
Losses incurred under reinsurance agreements	9.0	0.8	7.6	9.0
Total	$41.1	$4.6	$43.6	$61.4

Insurance losses and loss adjustment expenses decreased in 2011 when compared to the eleven months ended November 30, 2010 primarily due to lower losses incurred under group annuities resulting from the out of period adjustment described below, partially offset by one more month in the 2011 period.

In second quarter 2011, we recorded an out of period adjustment related to prior periods, which decreased change in benefit reserves by $14.2 million for the nine months ended September 30, 2011. This adjustment related to the correction of a benefit reserve error related to a closed block of annuities. After evaluating the quantitative and qualitative aspects of this correction, management has determined that our previously issued quarterly and annual consolidated financial statements were not materially misstated and that the out of period adjustment is immaterial.

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

Benefit from Income Taxes

	Successor Company			Predecessor Company
(dollars in millions)	Year Ended December 31, 2011	One Month Ended December 31, 2010		Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Benefit from income taxes	$(99.0)	$(1.4)		$(250.7)	$(431.5)
Amount change (a)	$151.7	N/M	(b)	$180.8	$(826.5)
Percent change (a)	60%	N/M		42%	(209)%

Pretax (loss) income	$(323.2)	$1,462.9		$(264.7)	$(909.2)
Effective income tax rate	30.65%	N/M		94.70%	47.46%

(a)          Amount change and percent change for year ended December 31, 2011 is compared to eleven months ended November 30, 2010. Amount change and percent change for eleven months ended November 30, 2010 is compared to year ended December 31, 2009.

(b)         Not meaningful

Benefit from income taxes in 2011 decreased when compared to the eleven months ended November 30, 2010 primarily due to the establishment of valuation allowances against our deferred tax assets in 2011, compared to a release of valuation allowances for the eleven months ended November 30, 2010.

At December 31, 2011, we had a valuation allowance on our state deferred tax assets of $13.8 million, net of a deferred federal tax benefit, and a valuation allowance of $4.0 million for our foreign United Kingdom operations. At December 31, 2011, we had a net deferred tax liability of $398.8 million.

Benefit from income taxes for the one month ended December 31, 2010 reflects the bargain purchase gain, tax exempt interest, and state income tax. Benefit from income taxes also reflects our tax position on a stand alone basis since we no longer are included in AIG’s consolidated federal income tax return due to the FCFI Transaction.

At December 31, 2010, a valuation allowance was not required on our deferred tax assets. We had a net deferred tax liability of $524.4 million at December 31, 2010. Before the FCFI Transaction, the Company was in a net deferred tax asset position and, excluding the foreign operations, the assets were subject to a full valuation allowance.

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

The lower effective income tax rate for 2011 reflected the impact of recording a partial valuation allowance on our state and foreign operations.

The effective income tax rate for the one month ended December 31, 2010 differed from the statutory tax rate primarily due to the impact of the bargain purchase gain.

The higher effective income tax rate for the eleven months ended November 30, 2010 when compared to the twelve months ended December 31, 2009 was primarily due to the release of a valuation allowance and tax exempt interest, partially offset by the effect of recording a deferred tax on the outside basis on our foreign entities.

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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

	Successor Company
	December 31, 2011		December 31, 2010
(dollars in thousands)	+100 bp	-100 bp	+100 bp	-100 bp

Assets
Net finance receivables, less allowance for finance receivable losses	$(419,209)	$462,752	$(498,499)	$553,472
Fixed-maturity investment securities	(18,865)	13,899	(33,764)	30,925
Swap agreements	(3,907)	8,089	(27,432)	23,449

Liabilities
Long-term debt	(238,340)	88,047	(371,893)	223,147
Swap agreements	—	—	(5,629)	5,701

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

In our opinion, the accompanying consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity, and cash flows for the year ended December 31, 2011 and the one month ended December 31, 2010 present fairly, in all material respects, the financial position of Springleaf Finance, Inc. and its subsidiaries (Successor Company) at December 31, 2011 and 2010 and the results of their operations and their cash flows for the year ended December 31, 2011 and the one month ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the year ended December 31, 2011 and the one month ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois

March 19, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder

of Springleaf Finance, Inc.

In our opinion, the accompanying consolidated statements of operations, comprehensive income (loss), shareholder’s equity, and cash flows for the eleven months ended November 30, 2010 and for the year ended December 31, 2009 present fairly, in all material respects, the results of Springleaf Finance, Inc. and its subsidiaries (formerly American General Finance, Inc., Predecessor Company) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the eleven months ended November 30, 2010 and for the year ended December 31, 2009 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments of fixed maturity securities as of April 1, 2009.

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois

March 30, 2011

Springleaf Finance, Inc. and Subsidiaries

Consolidated Balance Sheets

	Successor Company
(dollars in thousands)	December 31, 2011	December 31, 2010

Assets

Net finance receivables:
Real estate loans (includes loans of consolidated VIEs of $2.4 billion in 2011 and $2.2 billion in 2010)	$10,115,812	$11,252,484
Non-real estate loans	2,685,039	2,615,969
Retail sales finance	369,903	491,185
Net finance receivables	13,170,754	14,359,638
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $2.1 million in 2011 and $0.1 million in 2010)	(72,000)	(7,120)
Net finance receivables, less allowance for finance receivable losses	13,098,754	14,352,518
Investment securities	1,045,474	745,846
Cash and cash equivalents	689,586	1,397,563
Restricted cash (includes restricted cash of consolidated VIEs of $30.0 million in 2011 and $30.9 million in 2010)	66,301	325,780
Other assets	594,773	1,439,243

Total assets	$15,494,888	$18,260,950

Liabilities and Shareholder’s Equity

Long-term debt (includes debt of consolidated VIEs of $1.4 billion in 2011 and $1.5 billion in 2010)	$13,070,393	$15,168,034
Insurance claims and policyholder liabilities	327,857	340,203
Other liabilities	328,769	608,835
Deferred and accrued taxes	404,965	533,580
Total liabilities	14,131,984	16,650,652

Shareholder’s equity:
Common stock	1,000	1,000
Additional paid-in capital	147,456	147,457
Accumulated other comprehensive loss	(25,671)	(2,434)
Retained earnings	1,240,119	1,464,275
Total shareholder’s equity	1,362,904	1,610,298

Total liabilities and shareholder’s equity	$15,494,888	$18,260,950

See Notes to Consolidated Financial Statements.

Springleaf Finance, Inc. and Subsidiaries

Consolidated Statements of Operations

	Successor Company		Predecessor Company
(dollars in thousands)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Interest income:
Finance charges	$1,885,547	$181,329	$1,668,302	$2,205,573
Finance receivables held for sale originated as held for investment	—	—	20,418	(71,605)
Total interest income	1,885,547	181,329	1,688,720	2,133,968

Interest expense	1,268,047	118,693	996,469	1,091,163

Net interest income	617,500	62,636	692,251	1,042,805

Provision for finance receivable losses	332,848	38,767	444,349	1,275,546

Net interest income after provision for finance receivable losses	284,652	23,869	247,902	(232,741)

Other revenues:
Insurance	120,190	11,269	113,604	136,947
Investment	35,694	431	37,789	48,935
Gain on early extinguishment of secured term loan	10,664	—	—	—
Other	(28,389)	20,112	73,029	(58,896)
Total other revenues	138,159	31,812	224,422	126,986

Other expenses:
Operating expenses:
Salaries and benefits	356,259	30,860	387,912	428,680
Other operating expenses	348,643	26,531	305,564	313,345
Insurance losses and loss adjustment expenses	41,114	4,585	43,576	61,410
Total other expenses	746,016	61,976	737,052	803,435

Bargain purchase gain	—	1,469,182	—	—

(Loss) income before benefit from income taxes	(323,205)	1,462,887	(264,728)	(909,190)

Benefit from income taxes	(99,049)	(1,388)	(250,697)	(431,515)

Net (loss) income	$(224,156)	$1,464,275	$(14,031)	$(477,675)

See Notes to Consolidated Financial Statements.

Springleaf Finance, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

	Successor Company		Predecessor Company
(dollars in thousands)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Net (loss) income	$(224,156)	$1,464,275	$(14,031)	$(477,675)

Other comprehensive (loss) income:
Cumulative effect of change in accounting principle	—	—	—	(29,792)
Net unrealized gains (losses) on:
Investment securities on which other-than-temporary impairments were taken	74	147	8,829	755
All other investment securities	10,137	(7,001)	18,007	63,441
Cash flow hedges*	31,793	65,696	(34,121)	185,573
Foreign currency translation adjustments	(234)	386	(5,103)	11,522
Retirement plan liabilities adjustment	(54,988)	689	108	1,463

Income tax effect:
Cumulative effect of change in accounting principle	—	—	—	10,427
Net unrealized (gains) losses on:
Investment securities on which other-than- temporary impairments were taken	(26)	(51)	(3,090)	(264)
All other investment securities	(3,548)	2,450	(6,302)	(22,205)
Cash flow hedges	(11,128)	(22,993)	11,942	(64,950)
Foreign currency translation adjustments	—	—	4,084	—
Retirement plan liabilities adjustment	19,342	(264)	(38)	(571)
Valuation allowance on deferred tax assets for:
Investment securities	—	—	9,152	10,605
Cash flow hedges	—	—	2,813	28,699
Foreign currency translation adjustments	—	—	(4,084)	—
Retirement plan liabilities adjustment	—	—	38	—
Other comprehensive (loss) income, net of tax, before reclassification adjustments	(8,578)	39,059	2,235	194,703

Reclassification adjustments included in net (loss) income:
Net realized losses on investment securities	4,177	282	9,825	5,556
Cash flow hedges*	(26,730)	(64,117)	42,157	(103,575)

Income tax effect:
Net realized losses on investment securities	(1,462)	(99)	(3,439)	(1,944)
Cash flow hedges	9,356	22,441	(14,755)	36,251
Reclassification adjustments included in net (loss) income, net of tax	(14,659)	(41,493)	33,788	(63,712)
Other comprehensive (loss) income, net of tax	(23,237)	(2,434)	36,023	130,991

Comprehensive (loss) income	$(247,393)	$1,461,841	$21,992	$(346,684)

*                 We revised our presentation from the prior period to reflect our cash flow hedges on a gross basis. In the prior years, these cash flow hedges were incorrectly presented on a net basis totaling a $1.6 million net gain for the one month ended December 31, 2010, an $8.0 million net gain for the eleven months ended November 30, 2010, and an $82.0 million net gain for the year ended December 31, 2009. This revision had no impact on our other comprehensive income (loss) for the one month ended December 31, 2010, eleven months ended November 30, 2010, or the year ended December 31, 2009.

See Notes to Consolidated Financial Statements.

Springleaf Finance, Inc. and Subsidiaries

Consolidated Statements of Shareholder’s Equity

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Shareholder’s Equity

Predecessor Company

Balance, January 1, 2009	$1,000	$1,366,791	$(129,145)	$400,685	$1,639,331
Capital contributions from parent and other	—	604,384	—	—	604,384
Change in net unrealized gains:
Investment securities	—	—	55,944	—	55,944
Cash flow hedges	—	—	81,998	—	81,998
Foreign currency translation adjustments	—	—	11,522	—	11,522
Retirement plan liabilities adjustment	—	—	892	—	892
Cumulative effect of change in accounting principle, net of tax	—	—	(19,365)	19,622	257
Net loss	—	—	—	(477,675)	(477,675)
Balance, December 31, 2009	$1,000	$1,971,175	$1,846	$(57,368)	$1,916,653

Predecessor Company

Balance, January 1, 2010	$1,000	$1,971,175	$1,846	$(57,368)	$1,916,653
Capital contributions from parent and other	—	20,125	—	—	20,125
Dividend of income tax receivable to AIG	—	(245,715)	—	—	(245,715)
Change in net unrealized gains:
Investment securities	—	—	32,982	—	32,982
Cash flow hedges	—	—	8,036	—	8,036
Foreign currency translation adjustments	—	—	(5,103)	—	(5,103)
Retirement plan liabilities adjustment	—	—	108	—	108
Net loss	—	—	—	(14,031)	(14,031)
Balance, November 30, 2010	$1,000	$1,745,585	$37,869	$(71,399)	$1,713,055

Successor Company

Push-down accounting adjustments	$—	$(1,598,128)	$(37,869)	$71,399	$(1,564,598)

Balance, December 1, 2010	1,000	147,457	—	—	148,457
Change in net unrealized (losses) gains:
Investment securities	—	—	(4,272)	—	(4,272)
Cash flow hedges	—	—	1,027	—	1,027
Foreign currency translation adjustments	—	—	386	—	386
Retirement plan liabilities adjustment	—	—	425	—	425
Net income	—	—	—	1,464,275	1,464,275
Balance, December 31, 2010	$1,000	$147,457	$(2,434)	$1,464,275	$1,610,298

Successor Company

Balance, January 1, 2011	$1,000	$147,457	$(2,434)	$1,464,275	$1,610,298
Capital contributions from parent and other	—	(1)	—	—	(1)
Change in net unrealized gains:
Investment securities	—	—	9,352	—	9,352
Cash flow hedges	—	—	3,291	—	3,291
Foreign currency translation adjustments	—	—	(234)	—	(234)
Retirement plan liabilities adjustment	—	—	(35,646)	—	(35,646)
Net loss	—	—	—	(224,156)	(224,156)
Balance, December 31, 2011	$1,000	$147,456	$(25,671)	$1,240,119	$1,362,904

See Notes to Consolidated Financial Statements.

Springleaf Finance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Successor Company		Predecessor Company
(dollars in thousands)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Cash flows from operating activities
Net (loss) income	$(224,156)	$1,464,275	$(14,031)	$(477,675)
Reconciling adjustments:
Provision for finance receivable losses	332,848	38,767	444,349	1,275,546
Depreciation and amortization	261,587	3,364	159,917	138,517
Deferral of finance receivable origination costs	(47,044)	(3,686)	(35,976)	(37,114)
Deferred income tax (benefit) charge	(113,066)	(7,404)	1,791	(662)
Origination of finance receivables held for sale	—	—	—	(4,864)
Sales and principal collections of finance receivables originated as held for sale	—	—	—	3,129
Net loss on mark to market provision and sales of finance receivables originated as held for sale	—	—	—	1,222
Mark to market provision on finance receivables held for sale originated as held for investment	—	—	—	92,516
Net loss on sales of finance receivables held for sale originated as held for investment	—	—	—	18,898
Net realized losses on investment securities	4,177	282	9,825	5,556
Change in other assets and other liabilities	(50,628)	(154,184)	26,912	(44,562)
Writedowns and net loss on sales of real estate owned	69,106	6,314	42,883	55,176
Gain on early extinguishment of secured term loan	(10,664)	—	—	—
Change in insurance claims and policyholder liabilities	(12,346)	(998)	(30,398)	(42,709)
Change in taxes receivable and payable	(46,754)	6,037	(247,824)	(465,719)
Change in accrued finance charges	552	6,193	33,689	55,149
Change in restricted cash	14,734	1,076	(4,748)	(24,707)
Bargain purchase gain	—	(1,469,182)	—	—
Other, net	2,260	(1,662)	(2,835)	7,058
Net cash provided by (used for) operating activities	180,606	(110,808)	383,554	554,755

Cash flows from investing activities
Finance receivables originated or purchased	(1,857,051)	(116,646)	(1,327,484)	(2,091,824)
Principal collections on finance receivables	2,800,871	249,444	2,980,645	4,737,438
Net cash paid in acquisition of Ocean Finance and Mortgages Limited	—	—	—	(29,535)
Sales and principal collections on finance receivables held for sale originated as held for investment	—	—	37,764	1,990,909
Investment securities purchased	(559,870)	—	(74,942)	(82,185)
Investment securities called, sold, and matured	262,136	8,494	72,078	109,952
Change in notes receivable from AIG	468,662	49	1,550,857	(1,550,906)
Change in restricted cash	238,863	(21,950)	(247,697)	(27,645)
Proceeds from sales of real estate owned	206,608	21,305	198,727	245,898
Other, net	(19,546)	298	8,395	(15,820)
Net cash provided by investing activities	1,540,673	140,994	3,198,343	3,286,282

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,362,113	—	3,501,205	961,856
Debt commissions on issuance of long-term debt	(20,683)	—	(87,237)	(10,368)
Repayment of long-term debt	(4,771,797)	(122,712)	(4,388,860)	(4,337,993)
Change in short-term debt	—	—	(2,450,000)	(663,236)
Capital contributions from parent	—	—	21,929	604,261
Net cash used for financing activities	(2,430,367)	(122,712)	(3,402,963)	(3,445,480)

Effect of exchange rate changes	1,111	(30)	(657)	(33)

(Decrease) increase in cash and cash equivalents	(707,977)	(92,556)	178,277	395,524
Cash and cash equivalents at beginning of period	1,397,563	1,490,119	1,311,842	916,318
Cash and cash equivalents at end of period	$689,586	$1,397,563	$1,490,119	$1,311,842

See Notes to Consolidated Financial Statements.

Springleaf Finance, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

Note 1.  Nature of Operations

Until November 30, 2010, Springleaf Finance, Inc. (SLFI or, collectively with its subsidiaries, whether directly or indirectly owned, the Company, we, us, or our) (formerly American General Finance, Inc.) was a direct wholly-owned subsidiary of AIG Capital Corporation (ACC), which is a direct wholly-owned subsidiary of American International Group, Inc. (AIG), a Delaware corporation. On August 10, 2010, AIG and FCFI Acquisition LLC (FCFI), an affiliate of Fortress Investment Group LLC (Fortress), announced a definitive agreement (Stock Purchase Agreement) whereby FCFI would indirectly acquire an 80% economic interest in SLFI from ACC (the FCFI Transaction). Through an integrated series of transactions pursuant to the terms of the Stock Purchase Agreement and the related transfer agreement, AIG formed and initially capitalized a new holding company, AGF Holding Inc. (AGF Holding), as a subsidiary of ACC. ACC contributed all of the outstanding shares of SLFI to AGF Holding on November 30, 2010 immediately prior to the FCFI Transaction. AIG then caused ACC to sell to FCFI 80% of the outstanding shares of AGF Holding. AIG, through ACC, retained 20% of the outstanding shares of AGF Holding and, indirectly, a 20% economic interest in SLFI. See Note 5 for further information on the FCFI Transaction.

SLFI is a financial services holding company whose principal subsidiary is Springleaf Finance Corporation (SLFC) (formerly American General Finance Corporation). SLFC is also a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. At December 31, 2011, the Company had 1,118 branch offices in 40 states, Puerto Rico and the U.S. Virgin Islands; foreign operations in the United Kingdom; and approximately 5,800 employees.

Notes to Consolidated Financial Statements, Continued

Events Subsequent to December 31, 2011

The following events have occurred since December 31, 2011:

•                  As of January 1, 2012, the Company ceased new originations of real estate loans so that it could focus on its other consumer lending products and its insurance operations.

•                  On February 1, 2012, we informed affected employees of our plan to close approximately 60 branch offices and immediately cease consumer lending and retail sales financing in 14 states where we do not have a significant presence and in southern Florida. See Note 30 for further information on the branch closings.

•                  On February 3, 2012, Standard & Poor’s lowered its rating on SLFC’s unsecured senior long-term debt from “B” to “CCC” and maintained its negative outlook.

•                  On February 10, 2012, we received proceeds of $272.7 million (before taxes and selling expenses and excluding accrued interest) from the sales of retained subordinated interests in previously issued securitization transactions. See Note 30 for further information on the sales of retained subordinated interests.

•                  On February 15, 2012, we reduced the workforce at our Evansville, Indiana headquarters by approximately 130 employees due to the cessation of real estate lending, the branch closings, and the cessation of consumer lending and retail sales financing in 14 states and southern Florida.

•                  On March 2, 2012, we informed affected employees of our plan to consolidate certain branch operations and close approximately 150 branch offices in 25 states. See Note 30 for further information on the branch closings.

•                  On March 2, 2012, the Company sold approximately 13,100 non-real estate and retail sales finance receivable accounts in Delaware, New Jersey, and Maryland with a carrying value of $45.0 million pursuant to a letter of intent to sell dated January 27, 2012. The receivables were sold at a loss of $0.4 million.

•                  We have retained Alvarez & Marsal North America, LLC and Houlihan Lokey Capital, Inc. to assist us with identifying ways to streamline our operations and reduce costs and to provide financial advisory services.

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

•                  purchase retail sales contracts and provide revolving retail sales financing services arising from the retail sale of consumer goods and services by retail merchants; and

•                  originated real estate loans secured by first or second mortgages on residential real estate (until January 1, 2012), which may be closed-end accounts or open-end home equity lines of credit and are generally considered non-conforming.

To supplement our lending and retail sales financing activities, we have historically purchased portfolios of real estate loans, non-real estate loans, and retail sales finance receivables originated by other lenders. We also offer credit and non-credit insurance and ancillary products to all eligible branch customers.

Notes to Consolidated Financial Statements, Continued

In our centralized real estate business segment, we originated or acquired a portfolio of residential real estate loans unrelated to our branch business. MorEquity, Inc. (MorEquity), a wholly-owned subsidiary of SLFC, services these real estate loans, all of which are subserviced by Nationstar Mortgage LLC (Nationstar), a non-subsidiary affiliate of SLFI, except for certain securitized real estate loans, which are serviced and subserviced by third parties.

In our insurance business segment, we write and reinsure credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance covering our customers and the property pledged as collateral through products that the branch business segment offers to its customers. We also offer non-credit insurance products. See Note 26 for further information on the Company’s business segments.

At December 31, 2011, the Company had $13.2 billion of net finance receivables due from 1.1 million customer accounts and $3.3 billion of credit and non-credit life insurance in force covering approximately 601,000 customer accounts.

Note 2.  Risks and Uncertainties

We currently have a significant amount of indebtedness. Our liquidity position has been, and is likely to continue to be, negatively affected by unfavorable conditions in the consumer finance industry, the residential real estate market and the capital markets. In addition, SLFC’s and SLFI’s credit ratings are all non-investment grade, which have a significant impact on our cost of, and access to, capital. This, in turn, negatively affects our ability to manage our liquidity and our ability to refinance our indebtedness.

If current market conditions, as well as our financial performance, do not improve or further deteriorate, we may not be able to generate sufficient cash to service our debt. At December 31, 2011, we had $689.6 million of cash and cash equivalents ($7.0 million of cash and cash equivalents related to our foreign subsidiary, Ocean), and in 2011 we generated a net operating loss of $224.2 million and cash flows from operating and investing activities of $1.7 billion. In 2012, we are required to pay $2.8 billion to service the principal and interest due under the terms of our existing debt (excluding securitizations). Additionally, we have $778.3 million of debt maturities and interest payments (excluding securitizations) due in the first quarter of 2013. In order to meet our debt obligations in 2012 and beyond, we are exploring a number of options, including further operational changes to increase or preserve our available cash, additional debt financings, particularly new securitizations involving real estate and/or non-real estate loans, debt refinancing transactions, portfolio sales, or a combination of the foregoing. As of December 31, 2011, the Company had $3.5 billion of unencumbered real estate loans and $3.1 billion of unencumbered non-real estate loans.

The Company ceased its real estate lending effective January 1, 2012 to focus on its other consumer lending products, which have substantially higher yields. The Company also has the flexibility to manage the volume of finance receivable originations on a timely basis to preserve its liquidity for near-term obligations.

We cannot assure that additional debt financings, particularly new securitizations, debt refinancing transactions, or portfolio sales will be available to us on acceptable terms, or at all. Our ability to support operations and repay indebtedness will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory, and other factors that are beyond our control and cannot be predicted with certainty. We would be materially adversely affected if we were unable to repay or refinance our debt as it comes due.

Notes to Consolidated Financial Statements, Continued

We actively manage our liquidity and continually work on initiatives to address our liquidity needs. In connection with our liability management efforts, we or our affiliates from time to time may purchase portions of our outstanding indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration as we or any such affiliates may determine. Our plans are dynamic and we may adjust our plans in response to changes in our expectations and changes in market conditions.

Based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due during 2012, provided we are able to execute on capital raising or debt refinancing plans. We are also incorporating into our business plans the need to generate liquidity to meet our debt payments into 2013.

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

•                  SLFI will pay its note payable to SLFC ($538.0 million at December 31, 2011), if needed by SLFC to meet its liquidity needs;

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

•                  the potential for further downgrade of our debt by rating agencies, which would have a negative impact on our cost of, and access to, capital;

•                  our ability to comply with our debt covenants, including the borrowing base for SLFC’s secured term loan;

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

Notes to Consolidated Financial Statements, Continued

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

•                  the potential for it to become increasingly costly and difficult to service our loan portfolio, especially our real estate loan portfolio (including costs and delays associated with foreclosure on real estate collateral), as a result of heightened nationwide regulatory scrutiny of loan servicing and foreclosure practices in the industry generally, and related costs that could be passed on to us in connection with the subservicing of our centralized mortgage loan portfolio;

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

•                  the potential effect on us if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans; and

•                  the potential loss of key personnel.

Note 3.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using accounting principles generally accepted in the United States of America (U.S. GAAP). The statements include the accounts of SLFI and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made estimates and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2011 presentation, we reclassified certain items in prior periods.

Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, we applied push-down accounting to SLFI and SLFC as the acquired businesses. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards (push-down accounting). Accordingly, a new basis of accounting was established and, for accounting purposes, the old entity (the Predecessor Company) was terminated and a new entity (the Successor Company) was created. This distinction is made throughout this Annual Report on Form 10-K through the inclusion of a vertical black line between the Successor Company and the Predecessor Company columns.

Notes to Consolidated Financial Statements, Continued

The financial information for 2010 includes the financial information of the Successor Company for the one month ended December 31, 2010 and of the Predecessor Company for the eleven months ended November 30, 2010. These separate periods are presented to reflect the new accounting basis established for our Company as of November 30, 2010.

As a result of the application of push-down accounting, the bases of the assets and liabilities of the Successor Company are not comparable to those of the Predecessor Company, nor would the income statement items for the one month ended December 31, 2010 and the year ended December 31, 2011 have been the same as those reported if push-down accounting had not been applied. Additionally, key ratios of the Successor Company are not comparable to those of the Predecessor Company, nor are they comparable to other institutions due to the new accounting basis established. See Note 5 for further information on the FCFI Transaction.

In second quarter 2011, we recorded an out of period adjustment related to prior periods, which decreased insurance losses and loss adjustment expenses by $14.2 million in 2011. This adjustment related to the correction of a benefit reserve error related to a closed block of annuities.

In third quarter 2011, we recorded an out of period adjustment related to the first and second quarters of 2011. The adjustment decreased other revenues by $6.7 million and decreased other operating expenses by $0.1 million in 2011. This adjustment related to the correction of the calculation of the carrying value for our branch real estate owned and to the calculation of net loss on sales of our centralized real estate owned that are externally serviced.

In third quarter 2011, we reclassified $28.7 million of the interest expense on derivatives (which reduced other revenues and interest expense) relating to amounts previously recognized through June 30, 2011 for the difference between the hypothetical derivative interest expense and the contractual derivative interest expense.

In third quarter 2011, we revised the presentation of our prior period derivative footnote (see Note 16). This revision corrects the omission of the effective portion of the valuation change of our cross currency interest rate swaps that was recorded in accumulated other comprehensive income or loss and an equal amount that was reclassified to earnings in 2010. In addition, we revised the presentation of our consolidated statements of other comprehensive (loss) income to reflect our cash flow hedges on a gross basis. In the prior year, these swap agreements were incorrectly presented on a net basis totaling a $1.6 million net gain for the one month ended December 31, 2010, an $8.0 million net gain for the eleven months ended November 30, 2010, and an $82.0 million net gain for the year ended December 31, 2009.

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

Notes to Consolidated Financial Statements, Continued

In fourth quarter 2011, we recorded an out of period adjustment, which increased deferred state tax expense in 2011 by $6.0 million. The adjustment related to the correction of the amount recorded as a deferred state tax asset for one of our subsidiaries as of December 31, 2010.

In fourth quarter 2011, we recorded an out of period adjustment related to the first and second quarters of 2011. The adjustment increased investment income by $2.3 million, decreased benefit from income taxes by $0.8 million, and increased accumulated other comprehensive loss by $1.5 million. The adjustment related to the correction of recording distributions on limited partnerships.

In fourth quarter 2011, we recorded an out of period adjustment related to a payable to our former parent in the amount of $1.7 million as of December 1, 2010. This adjustment related to any refund of (or credit for) taxes, including any interest received thereon.

After evaluating the quantitative and qualitative aspects of these corrections and reclassifications (individually and in aggregate), management has determined that our previously issued consolidated interim and annual financial statements were not materially misstated.

In second quarter 2011, we revised the presentation of our condensed consolidated statements of operations to report net interest income. We believe this presentation more clearly shows the key components of our operating income source and use of funds.

In third quarter 2011, we obtained new information relative to assumptions applied in our determination of the deferred and accrued taxes recorded as of the date of the FCFI Transaction, which indicated that the deferred liability should have been $7.9 million more than the amounts reflected in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Under push-down accounting, adjustments can be made to the fair value of assets and liabilities recorded at the date of the FCFI Transaction during the measurement period in response to new information about facts and circumstances that existed as of the transaction date. The measurement period ends when information is obtained or is determined to not be available and is not to exceed one year from the date of the transaction. As a result, we recorded a tax adjustment that increased deferred and accrued taxes and decreased retained earnings by $7.9 million pursuant to purchase accounting as of December 31, 2010 to conform with the new information.

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

Notes to Consolidated Financial Statements, Continued

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

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our finance receivables to their fair value on November 30, 2010. See Note 5 for further information on the FCFI Transaction.

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

In our branch business segment, we stop accruing finance charges when the fourth contractual payment becomes past due for real estate loans, non-real estate loans, and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail. In our centralized real estate business segment, we stop accruing finance charges when the third contractual payment becomes past due for real estate loans. We reverse finance charge amounts previously accrued upon suspension of accrual of finance charges.

We recognize the contractual interest portion of payments received on nonaccrual finance receivables as finance charges at the time of receipt. We resume the accrual of interest on a nonaccrual finance receivable when the past due status on the individual finance receivable improves to the point that the finance receivable no longer meets our policy for nonaccrual.

Subsequent to the FCFI Transaction, we accrete the amount required to adjust the fair value of our finance receivables to their contractual amounts over the life of the related finance receivable for non-credit impaired finance receivables and over the life of a pool of finance receivables for credit impaired finance receivables as described below. See Note 5 for further information on the FCFI Transaction.

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

We have established policies and procedures to periodically (at least once a quarter) update the amount of cash flows we expect to collect, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of then current market conditions. Probable decreases in expected finance receivable principal cash flows result in the recognition of impairment, which is recognized through the provision for finance receivable losses. Probable and significant increases in expected cash flows to be collected would first reverse any previously recorded allowance for finance receivable losses; any remaining increases are recognized prospectively as adjustments to the respective pool’s yield.

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

We have additionally established policies and procedures related to maintaining the integrity of these pools. Generally, a finance receivable will not be removed from a pool unless we sell, foreclose, or otherwise receive assets in satisfaction of a particular finance receivable or a finance receivable is charged-off. If the facts and circumstances indicate that a finance receivable should be removed from a pool, that finance receivable will be removed at its carrying amount with the carrying amount being determined using the pro-rata method (the unpaid principal balance of the particular finance receivable divided by the unpaid principal balance of the pool multiplied by the carrying amount of the pool). Removal of the finance receivable from a pool does not affect the yield used to recognize accretable yield of the pool. If a finance receivable is removed from the pool because it is charged-off, it is removed at its carrying amount with a charge to the provision for finance receivable losses. Subsequent collections from our charge-off recovery activities will be a credit to the provision for finance receivable losses.

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

As a result of the FCFI Transaction, all TDR finance receivables that existed as of November 30, 2010 were reclassified to and are accounted for prospectively as credit impaired finance receivables. See above for our accounting policy related to credit impaired finance receivables and Note 5 for further information on the FCFI Transaction.

Allowance for Finance Receivable Losses

We establish the allowance for finance receivable losses through the provision for finance receivable losses. Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio monthly by non-real estate loans, retail sales finance, and real estate loans. Our three portfolio segments consist of a large number of relatively small, homogeneous accounts. We evaluate our three portfolio segments for impairment as groups. None of our accounts are large enough to warrant individual evaluation for impairment. Our Credit Strategy and Policy Committee considers numerous internal and external factors in estimating losses inherent in our finance receivable portfolio, including the following:

•                  prior finance receivable loss and delinquency experience;

•                  the composition of our finance receivable portfolio; and

•                  current economic conditions, including the levels of unemployment and personal bankruptcies.

We charge off to the allowance for finance receivable losses non-real estate loans on which payments received in the prior six months have totaled less than 5% of the original loan amount and retail sales finance that are six installments past due. To avoid unnecessary real estate loan foreclosures we may refer borrowers to counseling services, as well as consider a cure agreement, loan modification, voluntary sale (including a short sale), or deed in lieu of foreclosure. When two payments are past due on a real estate loan and it appears that foreclosure may be necessary, we inspect the property as part of assessing the costs, risks, and benefits associated with foreclosure. Generally, we start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and we have

Notes to Consolidated Financial Statements, Continued

obtained title to the property, we obtain a third-party’s valuation of the property, which is either a full appraisal or a real estate broker’s or appraiser’s estimate of the property sale value without the benefit of a full interior and exterior appraisal and lacking sales comparisons. Such appraisals or real estate brokers’ or appraisers’ estimate of value are one factor considered in establishing an appropriate valuation; however, we are ultimately responsible for the valuation established. We reduce finance receivables by the amount of the real estate loan, establish a real estate owned asset, and charge off any loan amount in excess of that value to the allowance for finance receivable losses. We occasionally extend the charge-off period for individual accounts when, in our opinion, such treatment is warranted and consistent with our credit risk policies. We increase the allowance for finance receivable losses for recoveries on accounts previously charged off.

We may modify the terms of existing accounts in certain circumstances, such as certain bankruptcy or other catastrophic situations or for economic or other reasons related to the borrower’s financial difficulties that justify modification. When we modify an account, we primarily use a combination of the following to reduce the borrower’s monthly payment: reduce interest rate, extend the term, capitalize or forgive past due interest and, to a lesser extent, forgive principal. If the account is delinquent at the time of modification, the account is brought current for delinquency reporting. Account modifications that are deemed to be a TDR are measured for impairment in accordance with the authoritative guidance for the accounting for impaired loans. Account modifications that are not classified as a TDR are measured for impairment in accordance with the authoritative guidance for the accounting for contingencies.

We also may renew a delinquent account if the customer meets current underwriting criteria and it does not appear that the cause of past delinquency will affect the customer’s ability to repay the new loan. We subject all renewals, whether the customer’s account is current or delinquent, to the same credit risk underwriting process as we would a new application for credit.

In our branch business segment, we may offer those customers whose accounts are in good standing the opportunity of a deferment, which extends the term of an account. Prior to granting the deferment, we require a partial payment that is usually the greater of one-half of a regular monthly payment or the interest due on the account. We may extend this offer to customers when they are experiencing higher than normal personal expenses. Generally, this offer is not extended to customers who are delinquent. However, we may offer a deferment to a delinquent customer who is experiencing a temporary financial problem. The account is considered current upon granting the deferment. We limit a customer to two deferments in a rolling twelve month period unless we determine that an exception is warranted and is consistent with our credit risk policies.

In our centralized real estate business segment, we may offer a deferment to a delinquent customer who is experiencing a temporary financial problem, which extends the term of an account. Prior to granting the deferment, we require two contractual payments plus any past due principal and escrow payments due on the account. We forebear the remaining past due interest when the deferment is granted. (Prior to March 1, 2012, we waived the remaining past due interest.) The account is considered current upon granting the deferment. We limit a customer to one deferment in a rolling twelve month period unless we determine that an exception is warranted and is consistent with our credit risk policies.

We do not systemically track deferments granted because we believe the deferments we elect to grant, individually and in the aggregate, do not have a material effect on the amount of contractual cash flows of the finance receivables or the timing of their receipt. Accounts that are granted a deferment are not classified as troubled debt restructurings. We do not consider deferments granted as a troubled debt restructuring because the customer is not experiencing an other than temporary financial difficulty, and we are not granting a concession to the customer or the concession granted is immaterial to the contractual cash flows. We pool accounts that have been granted a deferment together with accounts that

Notes to Consolidated Financial Statements, Continued

have not been granted a deferment for measuring impairment in accordance with the authoritative guidance for the accounting for contingencies.

To accommodate a customer’s preferred monthly payment pattern, we may agree to a customer’s request to change a payment due date on an account. We will not change an account’s due date if the change will affect the thirty day plus delinquency status of the account at month end.

As a result of the FCFI Transaction, we applied push-down accounting and reduced our allowance for finance receivable losses to zero on November 30, 2010 as any uncertainties related to the collectability of the finance receivables have been incorporated into the fair value measurement of our finance receivable portfolio. With respect to the November 30, 2010 finance receivables, an allowance for finance receivables losses will not be established until such time as a required allowance amount exceeds the unaccreted fair value adjustment for non-credit impaired finance receivables. See Note 5 for further information on the FCFI Transaction.

Finance Receivables Held for Sale

Depending on market conditions or certain capital sourcing strategies, which may impact our ability and/or intent to hold our finance receivables until maturity or for the foreseeable future, we may decide to sell finance receivables originally intended for investment. Management’s view of foreseeable future is generally a twelve-month period based on the longest reasonably reliable liquidity forecast period. Our ability to hold finance receivables for the foreseeable future is subject to a number of factors, including economic and liquidity conditions, and therefore may change. As of each reporting period, management determines our ability to hold finance receivables for the foreseeable future based on assumptions for liquidity requirements. When it is probable that management’s intent or ability is to no longer hold finance receivables for the foreseeable future and we subsequently decide to sell specifically identified finance receivables that were originally classified as held for investment, the net finance receivables, less allowance for finance receivable losses are reclassified as finance receivables held for sale and are carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is accounted for as a valuation allowance and is recognized in finance receivables held for sale originated as held for investment revenues. We base the fair value estimates on negotiations with prospective purchasers (if any) or by using projected cash flows discounted at the weighted-average interest rates offered in the market for similar finance receivables. We base cash flows on contractual payment terms adjusted for estimates of prepayments and credit related losses. Cash flows resulting from the sale of the finance receivables that were originally classified as held for investment are recorded as an investing activity in the consolidated statements of cash flows since U.S. GAAP requires the statement of cash flow presentation to be based on the original classification of the finance receivable. When sold, we record the sales price we receive less our carrying value of these finance receivables held for sale in finance receivables held for sale originated as held for investment revenues.

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

Notes to Consolidated Financial Statements, Continued

Real Estate Owned

We acquire real estate owned through foreclosure on real estate loans. As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our real estate owned to the estimated fair value less the estimated cost to sell. For foreclosures that occur subsequent to the FCFI Transaction, we initially record real estate owned in other assets at the estimated fair value less the estimated cost to sell. The estimated fair value used as a basis to determine the carrying value of real estate owned is defined as the price that would be received in selling the property in an orderly transaction between market participants as of the measurement date. See Note 5 for further information on the FCFI Transaction. Prior to the FCFI Transaction, we recorded real estate owned in other assets, at the lower of the loan balance or the estimated fair value less the estimated cost to sell.

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

Net Other Intangible Assets

As a result of the FCFI Transaction, we recorded net other intangible assets on November 30, 2010 consisting of Value of Business Acquired (VOBA), customer relationships, trade names, licenses, customer lists, and leases. See Note 5 for further information on the FCFI Transaction.

We began testing these net other intangible assets for impairment in first quarter 2011. Each of these net intangible assets was determined to have a finite useful life with the exception of the insurance licenses. For those net intangible assets with a finite useful life, we review such intangibles for impairment quarterly and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated if the sum of undiscounted estimated future cash flows is less than the carrying value of the respective asset. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. For the insurance licenses, which were determined to have indefinite lives, impairment is evaluated annually, or more frequently if events or changes in circumstances between annual tests indicate that the licenses may be impaired. In testing for impairment, the fair value of the licenses is determined in accordance with our fair value measurement policy. If the fair value of the licenses is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference and the indefinite life classification of these licenses will be evaluated to determine whether such classification remains appropriate.

Notes to Consolidated Financial Statements, Continued

Reserve for Sales Recourse Obligations

Reserve for sales recourse obligations represent our (i) estimate of losses to be incurred by us on the repurchase of certain loans that we previously sold and (ii) estimate of losses to be incurred by us for indemnification of losses incurred by purchasers with respect to finance receivables that we sold. Certain sale contracts include provisions requiring us to repurchase a finance receivable or indemnify the purchaser for losses it sustains with respect to a finance receivable if a borrower fails to make initial loan payments to the purchaser or if the accompanying mortgage loan breaches certain customary representations and warranties. These representations and warranties are made to the purchasers with respect to various characteristics of the finance receivable, such as the manner of origination, the nature and extent of underwriting standards applied, the types of documentation being provided, and, in limited instances, reaching certain defined delinquency limits. Although the representations and warranties are typically in place for the life of the finance receivable, we believe that most repurchase requests occur within the first five years of the sale of a finance receivable. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. At the time of the sale of each finance receivable (exclusive of finance receivables included in our on-balance sheet securitizations), we record a provision for recourse obligations for estimated repurchases, loss indemnification and premium recapture on finance receivables sold, which is charged to other revenues. Any subsequent adjustments resulting from changes in estimated recourse exposure are recorded in other revenues. We include our reserve for sales recourse obligations in other liabilities.

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

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our policy reserves to their fair value on November 30, 2010. This adjustment is recognized through expenses over the life of the policies in effect at the FCFI Transaction date. The accounting policy for our policy reserves did not change as a result of the FCFI Transaction. See Note 5 for further information on the FCFI Transaction.

Acquisition Costs

We defer insurance policy acquisition costs, primarily commissions, reinsurance fees, and premium taxes. We include them in other assets and charge them to expense over the terms of the related policies, whether directly written or reinsured.

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our insurance acquisition costs to zero. The accounting policy for our acquisition costs did not change as a result of the FCFI Transaction. See Note 5 for further information on the FCFI Transaction.

INVESTMENT SECURITIES

Valuation

We classify our investment securities as available-for-sale, which we record at fair value. We adjust related balance sheet accounts to reflect the current fair value of investment securities and record the adjustment, net of tax, in accumulated other comprehensive income or loss in shareholder’s equity. We record interest receivable on investment securities in other assets.

We classify our investment securities in the fair value hierarchy framework based on the observability of inputs. Inputs to the valuation techniques are described as being either observable (level 1 or 2) or unobservable (level 3) assumptions that market participants would use in pricing an asset or liability.

Notes to Consolidated Financial Statements, Continued

As a result of the FCFI Transaction, no adjustment was required as our investment securities are carried at fair value. However, we adjusted the book value of our investment securities to their carrying value (which is their fair value) on November 30, 2010. The accounting policy for the valuation of our investment securities did not change as a result of the FCFI Transaction. See Note 5 for further information on the FCFI Transaction.

Impairments

Each quarter, we evaluate our investment securities on an individual basis to identify any instances where the fair value of the investment security is below its amortized cost. For these securities, we then evaluate whether an other-than-temporary impairment exists if any of the following conditions are present:

•                  we intend to sell the security;

•                  it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or

•                  we do not expect to recover the security’s entire amortized cost basis (even if we do not intend to sell the security).

If we intend to sell an impaired investment security or we will likely be required to sell the security before recovery of its amortized cost basis less any current period credit loss, we recognize an other-than-temporary impairment in investment revenues equal to the difference between the investment security’s amortized cost and its fair value at the balance sheet date.

In determining whether a credit loss exists, our policy requires that we compare our best estimate of the present value of the cash flows expected to be collected from the security to the amortized cost basis of the security. Any shortfall in this comparison represents a credit loss. The cash flows expected to be collected is determined by assessing all available information, including length and severity of unrealized loss, issuer default rate, ratings changes and adverse conditions related to the industry sector, financial condition of issuer, and other relevant criteria.

If a credit loss exists with respect to an investment in a security (i.e., we do not expect to recover the entire amortized cost basis of the security), we would be unable to assert that we will recover our amortized cost basis even if we do not intend to sell the security. Therefore, in these situations, an other-than-temporary impairment is considered to have occurred.

If a credit loss exists, but we do not intend to sell the security and we will likely not be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the impairment is classified as: (1) the estimated amount relating to credit loss; and (2) the amount relating to all other factors. We recognize the estimated credit loss in investment revenues, and the non-credit loss amount in accumulated other comprehensive income or loss.

Once a credit loss is recognized, we adjust the investment security to a new amortized cost basis equal to the previous amortized cost basis less the amount recognized in investment revenues. For investment securities for which other-than-temporary impairments were recognized in investment revenues, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted to investment income.

We recognize subsequent increases and decreases in the fair value of our available-for-sale investment securities in accumulated other comprehensive income or loss, unless the decrease is considered other than temporary.

Notes to Consolidated Financial Statements, Continued

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

Our revenue recognition accounting policy did not change as a result of the FCFI Transaction. However, the adjusted book value is used to determine the new amount of amortization or accretion. See Note 5 for further information on the FCFI Transaction.

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

Notes to Consolidated Financial Statements, Continued

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our commercial mortgage loans to their fair value on November 30, 2010. The adjusted carrying value is used to determine the new amount of amortization or accretion. See Note 5 for further information on the FCFI Transaction.

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

As a result of the FCFI Transaction, we applied push-down accounting and adjusted the carrying value of our income tax accounts and recognized additional deferred tax amounts resulting from differences between the recorded tax basis and the basis under U.S. GAAP of assets and liabilities resulting from the application of push-down accounting. See Note 5 for further information on the FCFI Transaction.

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

Notes to Consolidated Financial Statements, Continued

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

We record the effective portion of the changes in the fair value of a derivative that is highly effective and is qualified and designated as a cash flow hedge in accumulated other comprehensive income or loss, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We record the effective portion of the changes in the fair value of a derivative that is highly effective and is qualified and designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, in current period earnings in other revenues. We record changes in the fair value of a derivative that does not qualify as either a cash flow or fair value hedge and changes in the fair value of hedging instruments measured as ineffectiveness in current period earnings in other revenues.

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

For discontinued asset and liability fair value hedges, we begin amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level yield method. For cash flow hedges that are discontinued for reasons other than the forecasted transaction is not probable of occurring, we begin reclassifying the accumulated other comprehensive income or loss adjustment to earnings when earnings are affected by the hedged item.

As a result of the FCFI Transaction, we applied push-down accounting which resulted in the de-designation of our qualified cash flow hedges on November 30, 2010. We then re-designated our cash flow hedges on November 30, 2010. We performed and documented a prospective assessment of hedge effectiveness using regression analysis to demonstrate that the hedge is expected to be highly effective in future periods. See Note 5 for further information on the FCFI Transaction.

Notes to Consolidated Financial Statements, Continued

Benefit Plans

The Company has both funded and unfunded noncontributory defined pension and postretirement plans. We recognize the funded status of the benefit plans in other liabilities. We recognize the net actuarial gains or losses and prior service cost or credit that arise during the period in other comprehensive income or loss.

Many of our employees are participants in our 401(k) plan. Our contributions to the plan are charged to operating expenses.

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

We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves. Level 3 inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in our hierarchy assessment disclosed in Note 28.

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

Related Party Transactions

In the normal course of business, we may enter into transactions with related parties. These transactions occur at prevailing market rates and terms and include affiliate lending, reinsurance agreements, derivative transactions, and subservicing agreements. See Note 11 for further information on our related party transactions.

Note 4.  Recent Accounting Pronouncements

ACCOUNTING STANDARDS ADOPTED IN 2011

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, which requires fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the rollforward of Level 3 activity. The standard also clarifies the disclosure requirements about the level of disaggregation and valuation techniques and inputs. The new standard was effective for interim and annual periods beginning on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements within the rollforward of Level 3 activity, which were effective beginning on January 1, 2011. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which requires companies to report total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, bringing U.S. GAAP and International Financial Reporting Standards (IFRS) into alignment on the required presentation of other comprehensive income. The new standard is effective for interim and annual periods beginning on January 1, 2012. Early application is permitted. See “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” in this Note 4. The adoption of this new standard (which excluded the presentation requirements of the accumulated other comprehensive income reclassification adjustments) did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Notes to Consolidated Financial Statements, Continued

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued ASU 2011-02, which clarifies which loan modifications constitute troubled debt restructurings (TDR). In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession; and (2) the debtor is experiencing financial difficulties. This standard amends the accounting guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The new standard is effective for the first interim or annual period beginning on or after June 15, 2011. Early application is permitted. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Disclosures about an Employer’s Participation in a Multiemployer Plan

In September 2011, the FASB issued ASU 2011-09, which addresses concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. When subsidiaries issue separate financial statements, each subsidiary should account for its participation in the overall single-employer pension plan as a participation in a multiemployer plan. The amendments will require each of our subsidiaries that issues separate financial statements to disclose the name of the plan in which it participates and the amount of contributions the subsidiary made in each period for which a statement of income is presented. The amendments in this new standard are effective for annual periods for fiscal years ending after December 15, 2011. Early adoption is permitted. The amendments should be applied retrospectively for all prior periods presented. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

ACCOUNTING STANDARDS TO BE ADOPTED IN THE FUTURE

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, which amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The new standard clarifies how to determine whether the costs incurred in connection with the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The new standard is effective for interim and annual periods beginning on January 1, 2012 with early adoption permitted. Prospective or retrospective application is permitted. The adoption of this new standard will not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Notes to Consolidated Financial Statements, Continued

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued ASU 2011-03, which is an amendment to existing criteria for determining whether or not a transferor has retained effective control over securities sold under agreements to repurchase. A secured borrowing is recorded when effective control over the transferred financial assets is maintained while a sale is recorded when effective control over the transferred financial assets has not been maintained. The amendment removes the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially agreed terms, even in the event of default by the transferee. The collateral maintenance implementation guidance related to this criterion also is removed. The collateral maintenance implementation guidance was a requirement of the transferor to demonstrate that it possessed adequate collateral to fund substantially all the cost of purchasing the replacement financial assets. The amendment is effective for us beginning January 1, 2012. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We are in the process of reviewing the potential impact on our consolidated financial condition, results of operations, and cash flows.

Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB and the International Accounting Standards Board jointly issued ASU 2011-04, resulting in a common fair value meaning between U.S. GAAP and IFRS and consistency of disclosures relating to fair value. The new standard is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. We are in the process of reviewing the potential impact on our consolidated financial condition, results of operations, and cash flows.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this new standard are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments should be applied retrospectively for all prior periods presented. The adoption of this new standard will not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05

In December 2011, the FASB issued ASU 2011-12, which defers the effective date of the presentation requirements of the accumulated other comprehensive income reclassification adjustments in ASU 2011-05. The amendments in this new standard are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The new standard is effective for interim and annual periods beginning on January 1, 2012. The adoption of this new standard will not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Notes to Consolidated Financial Statements, Continued

Note 5.  FCFI Transaction

As discussed in Note 1, on November 30, 2010, FCFI indirectly acquired an 80% economic interest in SLFI from ACC. AIG, through ACC, indirectly retained a 20% economic interest in SLFI. Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, we applied push-down accounting to SLFI and SLFC as the acquired businesses. We revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards. As a result, our consolidated financial statements have been prepared to reflect the push-down accounting adjustments arising from this transaction. The effects of these adjustments on each of the Company’s major classes of assets, liabilities, and shareholder’s equity accounts as of the date of the FCFI Transaction were as follows:

	Predecessor Company	Successor Company
(dollars in thousands)	Prior to FCFI Transaction	Push-down Adjustments	Subsequent to FCFI Transaction

Assets

Net finance receivables	$16,942,838	$(2,423,987)	$14,518,851
Allowance for finance receivable losses	(1,383,768)	1,383,768	—
Net finance receivables, less allowance for finance receivable losses	15,559,070	(1,040,219)	14,518,851
Investment securities	762,127	—	762,127
Cash and cash equivalents	1,490,119	—	1,490,119
Net other intangible assets	—	83,680	83,680
Other assets	1,422,330	149,733	1,572,063
Total assets	$19,233,646	$(806,806)	$18,426,840

Liabilities and shareholder’s equity

Long-term debt	$16,753,533	$(1,557,778)	$15,195,755
Insurance claims and policyholder liabilities	320,476	20,725	341,201
Other liabilities	439,690	292,983	732,673
Deferred and accrued taxes*	6,892	532,679	539,571
Total liabilities	17,520,591	(711,391)	16,809,200

Shareholder’s equity:
Common stock	1,000	—	1,000
Additional paid-in capital	1,745,585	(1,598,127)	147,458
Accumulated other comprehensive income	37,869	(37,869)	—
(Accumulated deficit)/retained earnings*	(71,399)	1,540,581	1,469,182
Total shareholder’s equity	1,713,055	(95,415)	1,617,640
Total liabilities and shareholder’s equity	$19,233,646	$(806,806)	$18,426,840

*                 In third quarter 2011, we recorded a tax adjustment that increased deferred and accrued taxes and decreased retained earnings by $7.9 million to reflect new information obtained relative to the assumptions applied in our determination of the deferred and accrued taxes recorded as of the date of the FCFI Transaction. See Note 3 for further information on this push-down accounting adjustment.

Notes to Consolidated Financial Statements, Continued

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

The total purchase consideration given by AGF Holding and the fair value of the AIG retained 20% economic interest was $17.0 billion, including the fair value of liabilities assumed. This resulted in a bargain purchase gain for SLFI of $1.5 billion. The following table summarizes the allocation of the Company’s fair value to the assets acquired and liabilities assumed.

(dollars in thousands)	Amount

Cash plus fair value of AGF Holding shares issued to ACC (a)	$148,458
Long-term debt	15,195,755
Other liabilities (b)	1,613,445
Total purchase consideration (b)	$16,957,658

(a)          The acquisition-date fair value of the consideration transferred consisted of the following:

(dollars in thousands)	Amount

Cash	$118,767
Common stock	29,691
Total	$148,458

(b)         Adjusted by a $7.9 million third quarter tax adjustment to reflect new information obtained relative to the assumptions applied in our determination of the deferred and accrued taxes recorded as of the date of the FCFI Transaction. See Note 3 for further information on this push-down accounting adjustment.

We included the $1.5 billion excess of the acquisition date fair value of the identifiable net assets over the total purchase consideration, which is considered a bargain purchase by AGF Holding, as income of the Successor Company in the one month period ended December 31, 2010.

(dollars in thousands)	Fair Value Adjusted Amounts

Total assets acquired	$18,426,840
Less total liabilities assumed*	16,809,200

Net assets acquired*	1,617,640
Less fair value of consideration transferred	148,458
AGF Holding bargain purchase*	$1,469,182

*                 Adjusted by a $7.9 million third quarter tax adjustment to reflect new information obtained relative to the assumptions applied in our determination of the deferred and accrued taxes recorded as of the date of the FCFI Transaction. See Note 3 for further information on this push-down accounting adjustment.

Notes to Consolidated Financial Statements, Continued

Net Finance Receivables

We determined the fair value of our non-credit impaired net finance receivables on a pooled basis which were aggregated by remaining term, delinquency, and account type (real estate, non-real estate and retail sales finance). The value for the various pools was determined through a discount of the contractual cash flows using the then current rate on recently issued finance receivables prior to the FCFI Transaction date that most closely corresponds to the same characteristics of the pool as it approximates the effect of prepayments, default, and other risks embedded in the contractual cash flows. The amount required to adjust the finance receivables to fair value is being amortized over the estimated remaining life of the finance receivables using the interest method and contractual cash flows.

As a result of the FCFI Transaction, we evaluated the credit quality of our finance receivable portfolio in order to identify finance receivables that, as of the acquisition date, had evidence of credit quality deterioration. As a result, we identified a population of finance receivables for which it was determined that it was probable that we would be unable to collect all contractually required payments. In establishing this population, consideration was given to the requirement that each individual finance receivable first be reviewed. However, because of the homogeneity of finance receivables within a particular product group as well as the fact that we do not view our business on a loan by loan basis, emphasis was placed on past due status and accounting classification. As a result, the population of accounts identified principally consisted of those finance receivables that were 60 days or more past due or that were classified as TDRs as of the acquisition date.

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

The balance recorded as of the acquisition date for pools of purchased credit impaired net finance receivables was the fair value of each pool, which was determined by discounting the cash flows expected to be collected at a market observable discount rate at the time of the FCFI Transaction adjusted for factors that a market participant would consider in determining fair value. In determining the cash flows expected to be collected, we incorporated assumptions regarding default rates, loss severities and the amounts and timing of prepayments. The excess of the cash flows expected to be collected over the discounted cash flows represents the accretable yield, which is not reported in our consolidated balance sheets, but is accreted into interest income at a level rate of return over the expected lives of the underlying pools of finance receivables.

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

The fair value of net finance receivables, both non-impaired and credit impaired, were determined using discounted cash flow methodologies. The application of these methodologies required us to make certain judgments and estimates based on our perception of market participant views related to the economic and competitive environment, the characteristics of our finance receivables, and other similar factors. The most significant judgments and estimates made relate to prepayment speeds, default rates, loss severity, and discount rates. The degree of judgment and estimation applied was significant in light of the capital market and, more broadly, economic environments at the time of the FCFI Transaction.

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

Notes to Consolidated Financial Statements, Continued

We identified other intangible assets, net of intangible liabilities of $83.7 million as of the date of the FCFI Transaction, which consisted of:

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

(b)         Leases for our branch offices include the net of $5.9 million of leases that are unfavorable to current market terms (included in other liabilities) and $3.4 million of leases that are favorable to current market terms (included in other assets).

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

The trade names intangible is primarily related to the Company’s United Kingdom operation, Ocean Finance and Mortgages Limited (Ocean). In general terms, the trade names were valued using the relief from royalty approach. In determining the fair value of this trade name, we considered the nature of the business and market conditions as of the acquisition date. Therefore, management believed that Ocean had suffered little in the case of name recognition, but our approach did incorporate the depressed demand for its services and products.

The licenses intangible assets are primarily related to insurance licenses held by Merit Life Insurance Co. (Merit) and Yosemite Insurance Company (Yosemite) and were valued by a third party applying a market approach, reviewing recent transactions of a similar span of licenses. Merit is a life company with licenses in 46 states, the District of Columbia, and the U.S. Virgin Islands, which are valid and in good standing, plus reinsurance-only authority in New York and Puerto Rico. Yosemite has licenses in 46 states, which are valid and in good standing, plus reinsurance-only authority in New York.

The Company has available listings of former customers which were evaluated using a replacement cost valuation approach. Under this approach, the Company estimated the cost associated with the acquisition of a similar quantity of names, adjusting for the ability to repeatedly solicit the names, as apposed to a single use, then increasing that cost to reflect the benefit of soliciting customers known to borrow from the provider. The fair value assigned to this intangible asset represented the costs that would be incurred to reconstruct a listing of customers and related information that would have provided a similar result from the solicitations as that experienced with our customer listing as of the acquisition date.

Notes to Consolidated Financial Statements, Continued

The Company has leases for its branch locations, certain technology assets and satellite communications systems. We utilized estimates of the current market rents as of the FCFI Transaction date for each of the Company’s branch leases, and assets were estimated for those whose lease terms were less than market, and liabilities were estimated for those whose lease terms were greater than the market estimates.

Technology asset leases were valued in the same manner as the branch leases, with the remaining months on the lease being used to determine the estimated cash flows. Since the technology lease terms generally permit continuing the lease on a month to month basis, returning the asset, or acquiring the asset at fair value, the cash flow estimate assumed acquisition of the asset at the end of the term at a value consistent with prior quotes for the purchase of leased assets. The satellite lease was amended in 2010 and was deemed to be at market, and, therefore, no adjustment to fair value was deemed necessary.

VOBA is being amortized based upon the timing of profits for the in force business as of the FCFI Transaction date. All other identified intangible assets, with the exception of the insurance licenses, are being amortized on a straight-line basis over their estimated useful lives.

Our licenses intangible assets, which have an indefinite useful life and are not subject to amortization, are tested annually for impairment or more frequently if events or changes in circumstances indicate that the assets might be impaired. Our testing conducted in fourth quarter 2011 indicated that the fair value of licenses intangible exceeded its carrying amount, and no impairment loss was required to be recognized. No impairment was required to be recognized in 2010.

We test our intangible assets subject to amortization for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As a result of accelerated liquidations of our branch network loan portfolio, we recognized $0.6 million of impairment in operating expenses in fourth quarter 2011 related to our customer lists intangible assets. Additionally, as part of our strategic review of operations, we have ceased new loan originations in our Ocean operations effective January 1, 2012. As a result, we determined that our Ocean trade names and customer relationships intangible assets had no continuing fair value and the remaining unamortized carrying amounts of $11.2 million and $1.0 million, respectively, were written off and charged to operating expenses in fourth quarter 2011. No impairment losses were required to be recognized 2010.

Amortization expense in 2011 was $38.6 million, including the impairment losses discussed above, and the accumulated aggregate amortization at December 31, 2011 was $42.0 million. Amortization expense for the one month ended December 31, 2010 and the accumulated aggregate amortization at December 31, 2010 was $3.5 million. The estimated aggregate amortization for each of the next five years is reflected in the table below.

(dollars in thousands)	Estimated Aggregate Amortization Expense

2012	$8,553
2013	5,577
2014	5,083
2015	4,661
2016	1,493

Notes to Consolidated Financial Statements, Continued

Other Assets

Various adjustments, totaling $149.7 million, were made as of the FCFI Transaction date to the historical bases of our other assets to record these accounts at their fair values. The adjustment includes the elimination of $119.7 million of deferred charges primarily related to deferred debt issuance costs and a $3.6 million deferred tax asset. Further, we adjusted our basis in real estate owned to fair value based upon recent appraisals of the properties less 15% for estimated selling costs, escrow advances to fair value based upon the estimated balances collectable in the foreseeable future, commercial mortgage loans to fair value based upon future cash flows of the mortgage loans discounted at the then current risk free interest rates and adjusted for credit default rates of the counter parties, and fixed assets to fair value based upon third party value in-use appraisals for real estate properties and estimated fair value of pools of personal property based upon the net book value of the pools adjusted for change in consumer price index factors since acquisition. The combination of these items resulted in a net write up to fair value on November 30, 2010 of $14.3 million. In addition, we recorded a $258.7 million receivable from the AIG pension plan related to the November 30, 2010 fair value of our portion of the assets. These assets were subsequently contributed to our pension plan on January 1, 2011 (see Note 25).

Long-term Debt

We based the fair value of our long-term debt on market-observable prices, when available, and otherwise used projected cash flows discounted at estimated market rates as of November 30, 2010 for debt issuances with similar terms and attributes. The fair value adjustment was $1.6 billion. The fair value adjustment at November 30, 2010 is being accreted using the interest method and resulted in an increase to interest expense of $387.2 million in 2011 and $34.8 million for the one month ended December 31, 2010.

Insurance Claims and Policyholder Liabilities

We adjusted the carrying value of our policy reserves to their fair value based upon future cash flows discounted at the then current earned yield estimates on November 30, 2010. The fair value adjustment was $20.7 million. This adjustment is recognized through expenses over the life of the policies in effect at the FCFI Transaction date.

Other Liabilities

Various adjustments, totaling $293.0 million, were made as of the FCFI Transaction date to the historical bases of our other liabilities to reflect these accounts at their fair values. The adjustments include $0.6 million of deferred commissions eliminated under push-down accounting and $1.8 million to reflect certain nonqualified benefit plan obligations at fair value provided to us by a third-party provider utilizing our actuarial assumptions. We are ultimately responsible for the valuation. In addition, we recorded a $291.7 million liability for our portion of the fair value of the pension benefit obligations under the AIG pension plan as of November 30, 2010. The fair value provided to us by a third-party provider utilized our actuarial assumptions. We are ultimately responsible for the valuation. This obligation was subsequently assumed by our pension plan on January 1, 2011 in conjunction with the transfer of plan assets as noted above (see Note 25). Upon the transfer to the new plan of pension plan assets and the assumption by the new plan of the pension benefit obligations, the Company began accounting for any pension benefit obligation net of the related pension plan assets.

Notes to Consolidated Financial Statements, Continued

Deferred and Accrued Taxes

AIG and Fortress mutually elected to treat the transaction as a sale of assets pursuant to IRS regulations. As a result of this election, the purchase price was allocated to all assets which changed the tax basis used to derive deferred tax assets and liabilities. After all transaction related adjustments were recorded, including the third quarter 2011 tax adjustment of $7.9 million to reflect new information obtained relative to the assumptions applied in our determination of the deferred and accrued taxes recorded as of the date of the FCFI Transaction, the Company had a net deferred tax liability of $532.7 million compared to a net deferred tax asset of $3.6 million immediately preceding the transaction. The deferred tax asset prior to the transaction was net of a valuation allowance of $222.1 million which was reversed upon application of push-down accounting. Subsequent to the transaction, the Company concluded that a valuation allowance on its federal deferred tax assets was not necessary as they can be realized upon reversal of the deferred tax liabilities recorded through push-down accounting.

Note 6.  Finance Receivables

Finance Receivable Portfolio Segments

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

•                  Retail sales finance includes retail sales contracts and revolving retail. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the real property or personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances.

Notes to Consolidated Financial Statements, Continued

Components of net finance receivables by portfolio segment were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total

Successor Company
December 31, 2011

Gross receivables	$10,068,246	$2,968,963	$412,452	$13,449,661
Unearned finance charges and points and fees	(12,649)	(346,437)	(46,142)	(405,228)
Accrued finance charges	59,254	35,388	3,599	98,241
Deferred origination costs	953	27,125	—	28,078
Premiums, net of discounts	8	—	(6)	2
Total	$10,115,812	$2,685,039	$369,903	$13,170,754

Successor Company
December 31, 2010

Gross receivables	$11,197,768	$2,853,633	$536,144	$14,587,545
Unearned finance charges and points and fees	(15,963)	(274,907)	(48,386)	(339,256)
Accrued finance charges	70,654	33,747	3,427	107,828
Deferred origination costs	25	3,496	—	3,521
Total	$11,252,484	$2,615,969	$491,185	$14,359,638

Included in the table above are real estate finance receivables associated with the securitizations that remain on our balance sheet totaling $2.4 billion at December 31, 2011 and $2.2 billion at December 31, 2010. See Note 7 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables totaling $4.8 billion at December 31, 2011 and $6.4 billion at December 31, 2010, which have been pledged as collateral for SLFC’s $3.75 billion six-year secured term loan facility (secured term loan).

At December 31, 2011 and 2010, 97% of our net finance receivables were secured by the real and/or personal property of the borrower. At December 31, 2011, real estate loans accounted for 77% of the amount and 15% of the number of net finance receivables outstanding, compared to 78% of the amount and 15% of the number of net finance receivables outstanding at December 31, 2010.

Maturities of net finance receivables by portfolio segment at December 31, 2011 were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total

2012	$234,575	$845,424	$71,966	$1,151,965
2013	332,550	966,423	80,735	1,379,708
2014	346,488	553,417	57,995	957,900
2015	359,641	171,221	38,936	569,798
2016	371,567	50,865	24,211	446,643
2017+	8,470,991	97,689	96,060	8,664,740
Total	$10,115,812	$2,685,039	$369,903	$13,170,754

Maturities are not a forecast of future cash collections. Company experience has shown that customers typically renew, convert or pay in full a substantial portion of finance receivables prior to maturity.

Notes to Consolidated Financial Statements, Continued

Principal cash collections and such collections as a percentage of average net receivables by portfolio segment were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Real estate loans:
Principal cash collections	$1,070,191	$109,906	$1,046,712	$1,465,353
% of average net receivables	10.01%	11.65%	8.07%	8.92%

Non-real estate loans:
Principal cash collections	$1,445,421	$112,014	$1,373,263	$1,621,158
% of average net receivables	55.97%	51.29%	51.37%	45.30%

Retail sales finance:
Principal cash collections	$285,259	$27,524	$560,670	$1,650,927
% of average net receivables	69.34%	65.87%	77.45%	97.45%

Total:
Principal cash collections	$2,800,871	$249,444	$2,980,645	$4,737,438
% of average net receivables	20.47%	20.73%	18.20%	22.00%

Unused credit lines extended to customers by the Company totaled $188.1 million at December 31, 2011 and $162.3 million at December 31, 2010. All unused credit lines, in part or in total, can be cancelled at the discretion of the Company.

Geographic Diversification

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. However, the unemployment and housing market stresses in the U.S. have been national in scope and not limited to a particular region. The largest concentrations of net finance receivables were as follows:

	Successor Company
	December 31, 2011		December 31, 2010*
(dollars in thousands)	Amount	Percent	Amount	Percent

California	$1,348,918	10%	$1,633,149	11%
Florida	868,995	7	946,440	7
N. Carolina	854,648	6	807,111	6
Virginia	727,524	6	749,374	5
Ohio	716,328	5	777,766	5
Illinois	624,221	5	616,668	4
Pennsylvania	571,149	4	609,551	4
Georgia	492,077	4	503,495	4
Other	6,966,894	53	7,716,084	54
Total	$13,170,754	100%	$14,359,638	100%

*           December 31, 2010 concentrations of net finance receivables are presented in the order of December 31, 2011 state concentrations.

Notes to Consolidated Financial Statements, Continued

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	Other*	Total

Successor Company
December 31, 2011

Prime	$957,747	$3,078,645	$531,057	$152,736	$—	$4,720,185
Non-prime	1,051,121	827,601	620,190	51,366	—	2,550,278
Sub-prime	3,747,804	334,457	1,525,410	164,943	—	5,772,614
Other/FICO unavailable	546	654	5,354	757	120,366	127,677
Total	$5,757,218	$4,241,357	$2,682,011	$369,802	$120,366	$13,170,754

Successor Company
December 31, 2010

Prime	$1,067,320	$3,535,214	$528,435	$220,677	$—	$5,351,646
Non-prime	1,162,387	912,835	592,163	72,261	—	2,739,646
Sub-prime	4,099,761	357,870	1,482,975	197,484	—	6,138,090
Other/FICO unavailable	991	418	10,833	762	117,252	130,256
Total	$6,330,459	$4,806,337	$2,614,406	$491,184	$117,252	$14,359,638

*                 Primarily includes net finance receivables of our foreign subsidiary, Ocean.

Notes to Consolidated Financial Statements, Continued

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
	Real Estate	Real Estate	Real Estate	Retail	Other (a)	Total

Successor Company
December 31, 2011

Prime	3.65%	8.54%	1.56%	2.46%	N/M	6.69%
Non-prime	5.60	13.85	2.40	4.66	N/M	7.72
Sub-prime	7.25	14.99	3.82	4.36	N/M	6.77
Other/FICO unavailable	6.27	41.21	1.78	2.06	4.80%	4.83

Total	6.35%	10.10%	3.05%	3.58%	4.80%	6.91%

Successor Company
December 31, 2010

Prime	3.61%	7.31%	2.04%	3.95%	N/M	6.01%
Non-prime	5.21	12.39	3.11	6.32	N/M	7.37
Sub-prime	6.89	12.43	4.75	5.71	N/M	6.69
Other/FICO unavailable	3.81	—	N/M (b)	6.94	5.56%	5.52

Total	6.03%	8.67%	3.84%	5.01%	5.56%	6.55%

(a)          Primarily includes delinquency ratios of our foreign subsidiary, Ocean.

(b)         Not meaningful

Nonaccrual Finance Receivables

Our net finance receivables by performing and nonperforming (nonaccrual) by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	Other*	Total

Successor Company
December 31, 2011

Performing	$5,486,684	$3,889,686	$2,632,079	$360,910	$115,895	$12,485,254
Nonperforming	270,534	351,671	49,932	8,892	4,471	685,500
Total	$5,757,218	$4,241,357	$2,682,011	$369,802	$120,366	$13,170,754

Successor Company
December 31, 2010

Performing	$6,101,243	$4,490,825	$2,589,399	$488,377	$112,454	$13,782,298
Nonperforming	229,216	315,512	25,007	2,807	4,798	577,340
Total	$6,330,459	$4,806,337	$2,614,406	$491,184	$117,252	$14,359,638

*                 Primarily includes net finance receivables of our foreign subsidiary, Ocean.

If our nonaccrual finance receivables would have been current in accordance with their original terms, we would have recorded finance charges of approximately $56.8 million in 2011 and $43.1 million in 2010.

Notes to Consolidated Financial Statements, Continued

Delinquent Finance Receivables

Our delinquency by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	Other*	Total

Successor Company
December 31, 2011

Net finance receivables:
30-59 days past due	$96,602	$81,049	$33,110	$7,157	$1,629	$219,547
60-89 days past due	58,263	59,311	20,770	4,169	1,105	143,618
90-119 days past due	46,231	42,456	16,317	3,543	1,088	109,635
120-149 days past due	36,801	36,984	12,965	2,750	810	90,310
150-179 days past due	30,689	29,489	9,225	1,716	626	71,745
180 days or more past due	156,813	242,742	11,426	883	1,947	413,811
Total past due	425,399	492,031	103,813	20,218	7,205	1,048,666
Current	5,331,819	3,749,326	2,578,198	349,584	113,161	12,122,088
Total	$5,757,218	$4,241,357	$2,682,011	$369,802	$120,366	$13,170,754

Successor Company
December 31, 2010

Net finance receivables:
30-59 days past due	$110,509	$86,333	$40,999	$11,786	$1,646	$251,273
60-89 days past due	64,582	65,631	22,801	7,245	1,523	161,782
90-119 days past due	44,519	44,528	7,075	3,315	1,082	100,519
120-149 days past due	29,433	40,875	4,701	1,282	872	77,163
150-179 days past due	25,183	34,799	3,686	1,164	674	65,506
180 days or more past due	130,081	195,310	9,894	440	2,169	337,894
Total past due	404,307	467,476	89,156	25,232	7,966	994,137
Current	5,926,152	4,338,861	2,525,250	465,952	109,286	13,365,501
Total	$6,330,459	$4,806,337	$2,614,406	$491,184	$117,252	$14,359,638

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

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at six months past due. We have accrued finance charges of $0.2 million on $3.8 million of branch retail finance receivables more than 90 days past due at December 31, 2011 and $0.7 million on $10.0 million of these finance receivables that were more than 90 days past due at December 31, 2010. Our other portfolio segments by class (branch real estate, centralized real estate, and branch non-real estate) do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Notes to Consolidated Financial Statements, Continued

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

	Successor Company
(dollars in thousands)	December 31, 2011	December 31, 2010

Carrying amount, net of allowance	$1,539,701	$1,847,175

Outstanding balance	$2,198,525	$2,680,421

Allowance for purchased credit impaired finance receivable losses	$—	$—

We did not create an allowance for purchased credit impaired finance receivable losses in the fourth quarter of 2011 since the net carrying value of these purchased credit impaired finance receivables was less than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	At or for the Year Ended December 31, 2011	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010*

Balance at beginning of period	$644,681	$—	$—
Additions	—	659,192	—
Accretion	(155,823)	(13,299)	—
Reclassifications from nonaccretable difference	25,004	—	—
Disposals	(47,214)	(1,212)	—
Balance at end of period	$466,648	$644,681	$—

*                 Prior to the FCFI Transaction, the accretable yield of our purchased credit impaired finance receivables was immaterial.

Notes to Consolidated Financial Statements, Continued

FICO-delineated prime, non-prime, and sub-prime categories for purchased credit impaired finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	Other	Total

Successor Company
December 31, 2011

Prime	$53,447	$525,767	$—	$—	$—	$579,214
Non-prime	98,659	260,919	—	—	—	359,578
Sub-prime	487,072	113,770	—	—	—	600,842
Other/FICO unavailable	66	1	—	—	—	67
Total	$639,244	$900,457	$—	$—	$—	$1,539,701

Successor Company
December 31, 2010

Prime	$68,125	$627,177	$2,182	$566	$—	$698,050
Non-prime	120,470	297,927	4,317	374	—	423,088
Sub-prime	581,581	122,403	19,646	2,205	—	725,835
Other/FICO unavailable	179	—	9	14	—	202
Total	$770,355	$1,047,507	$26,154	$3,159	$—	$1,847,175

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for purchased credit impaired finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
	Real Estate	Real Estate	Real Estate	Retail	Other	Total

Successor Company
December 31, 2011

Prime	14.11%	23.77%	N/M *	N/M	N/M	22.97%
Non-prime	14.24	25.02	N/M	N/M	N/M	22.34
Sub-prime	16.22	25.44	N/M	N/M	N/M	18.99
Other/FICO unavailable	40.75	—	N/M	N/M	N/M	44.08

Total	15.74%	24.34%	N/M	N/M	N/M	21.24%

Successor Company
December 31, 2010

Prime	29.49%	33.69%	94.63%	93.40%	N/M	33.89%
Non-prime	24.95	32.57	93.69	90.28	N/M	32.05
Sub-prime	24.43	31.18	92.44	89.50	N/M	30.36
Other/FICO unavailable	62.92	—	100.00	88.37	N/M	70.44

Total	24.97%	33.08%	92.83%	90.31%	N/M	32.05%

*                 Not meaningful

Notes to Consolidated Financial Statements, Continued

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

TDR Finance Receivables

Information regarding TDR finance receivables (which are all real estate loans) by portfolio segment and by class was as follows:

(dollars in thousands)	Branch Real Estate	Centralized Real Estate	Total

Successor Company
December 31, 2011

TDR gross finance receivables	$126,282	$171,173	$297,455
TDR net finance receivables	$126,950	$171,559	$298,509
Allowance for TDR finance receivable losses	$18,630	$10,730	$29,360

Successor Company
December 31, 2010

TDR gross finance receivables	$18,707	$9,351	$28,058
TDR net finance receivables	$18,816	$9,379	$28,195
Allowance for TDR finance receivable losses	$2,377	$458	$2,835

As a result of the FCFI Transaction, all TDR finance receivables that existed as of November 30, 2010 were reclassified to and are accounted for prospectively as purchased credit impaired finance receivables. We have no commitments to lend additional funds on our TDR finance receivables.

Notes to Consolidated Financial Statements, Continued

TDR average net receivables and finance charges recognized on TDR finance receivables by portfolio segment and by class were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Branch

TDR average net receivables	$84,107	$18,849	$764,948	$360,453
TDR finance charges recognized	$4,464	$(91)	$34,559	$17,647

Centralized Real Estate

TDR average net receivables	$86,303	$9,336	$1,027,322	$756,628
TDR finance charges recognized	$3,174	$184	$46,486	$36,601

Total

TDR average net receivables	$170,410	$28,185	$1,792,270	$1,117,081
TDR finance charges recognized	$7,638	$93	$81,045	$54,248

Information regarding the financial effects of the TDR finance receivables by portfolio segment and by class was as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Branch

Number of TDR accounts	1,268	200	3,775	3,552
Pre-modification TDR net finance receivables	$108,575	$18,881	$437,462	$378,817
Post-modification TDR net finance receivables	$112,267	$18,816	$440,986	$376,468

Centralized Real Estate

Number of TDR accounts	942	51	1,429	2,026
Pre-modification TDR net finance receivables	$170,555	$9,294	$335,478	$474,442
Post-modification TDR net finance receivables	$173,071	$9,379	$342,372	$476,731

Total

Number of TDR accounts	2,210	251	5,204	5,578
Pre-modification TDR net finance receivables	$279,130	$28,175	$772,940	$853,259
Post-modification TDR net finance receivables	$285,338	$28,195	$783,358	$853,199

Notes to Consolidated Financial Statements, Continued

Net finance receivables that defaulted during the period that were modified as TDRs within the previous 12 months, from the earliest payment default date, by portfolio segment and by class were as follows:

Successor Company
(dollars in thousands)	Year Ended December 31, 2011

Branch

Number of TDR accounts	128
TDR net finance receivables*	$11,153

Centralized Real Estate

Number of TDR accounts	56
TDR net finance receivables*	$8,933

Total

Number of TDR accounts	184
TDR net finance receivables*	$20,086

*                 Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Home Affordable Modification Program (HAMP)

In third quarter 2009, MorEquity entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association as financial agent for the United States Department of the Treasury, which provides for participation in the HAMP. MorEquity entered into the Agreement as the servicer with respect to our centralized real estate loans, with an effective date of September 1, 2009. On February 1, 2011, MorEquity entered into Subservicing Agreements for the servicing of its centralized real estate loans with Nationstar. As a result of the subservicing transfer, the Agreement was terminated on May 26, 2011. Loans subserviced by Nationstar that are eligible for modification pursuant to HAMP guidelines are still subject to HAMP.

Note 7.  On-Balance Sheet Securitization Transactions and VIEs

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for securitization transactions. Since these transactions involve securitization trusts required to be consolidated, the securitized assets and related liabilities are included in our financial statements and are accounted for as secured borrowings.

Notes to Consolidated Financial Statements, Continued

On-Balance Sheet Securitization Transactions

In September 2011, we completed an on-balance sheet securitization transaction which included the sale of approximately $496.9 million of our real estate loans (64.9% of which constituted branch real estate loans and 35.1% of which constituted centralized real estate loans) to a wholly-owned consolidated special purpose vehicle, Eighth Street Funding LLC (Eighth Street), which concurrently formed a trust that issued notes to Eighth Street in exchange for the loans. In connection with the securitization, Eighth Street sold at a discount $242.7 million of senior notes with a 4.05% coupon to a third party. Eighth Street received cash proceeds, including accrued interest after the sales discount but before expenses, of $242.5 million, and retained senior, subordinated and residual interest notes. On February 10, 2012, we completed the sale at a discount of a previously retained senior note with a face value of $49.7 million and a coupon of 5.45% to a third party.

In March 2010, we completed an on-balance sheet securitization transaction which included the sale of approximately $1.0 billion of our centralized real estate loans to a wholly-owned consolidated special purpose vehicle, Sixth Street Funding LLC (Sixth Street), which concurrently formed a trust that issued trust certificates to Sixth Street in exchange for the loans. In connection with the securitization, Sixth Street sold to a third party $501.3 million of senior certificates with a 5.15% coupon. Sixth Street received cash proceeds, including accrued interest after the sales discount but before expenses, of $503.3 million and retained subordinated and residual interest trust certificates. On February 10, 2012, we completed the sale at a premium of a portion of the previously retained subordinated trust certificates with a face value of $215.6 million and a coupon of 5.65% to a third party.

In July 2009, we completed an on-balance sheet securitization which included the sale of approximately $1.9 billion of our centralized real estate loans to a wholly-owned consolidated special purpose vehicle, Third Street Funding LLC (Third Street), that concurrently formed a trust that issued tranches of certificates to Third Street in exchange for the loans. In connection with the securitization, Third Street sold at a discount $1.2 billion of senior certificates with a 5.75% coupon to a third party. Third Street received cash proceeds, including accrued interest after the sales discount but before expenses, of $967.3 million, and retained subordinated and residual interest trust certificates.

Our 2009 securitization transaction utilizes a third-party servicer to service the finance receivables. Although we have servicer responsibilities for the finance receivables for our other existing securitization transactions, Nationstar subservices the centralized real estate loans for the 2006, 2010, and 2011 securitization transactions. In the case of each existing securitization transaction, the related finance receivables have been legally isolated and are only available for payment of the debt and other obligations issued in or arising from the applicable securitization transaction. The cash and cash equivalent balances relating to securitization transactions may be used only to support the on-balance sheet securitization transactions and are recorded as restricted cash. We hold the right to certain excess cash flows not needed to pay the debt and other obligations issued in or arising from our securitization transactions. The asset-backed debt has been issued by consolidated VIEs.

Consolidated VIEs

We evaluated the securitization trusts and determined that these entities are VIEs of which we are the primary beneficiary; therefore, we consolidated such entities. We are deemed to be the primary beneficiaries of these VIEs because we have power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits that are potentially significant to the VIE. Our power stems from having prescribed detailed servicing standards and procedures that the third-party servicer and Nationstar must observe (and

Notes to Consolidated Financial Statements, Continued

which cannot be modified without our consent), and from our required involvement in certain loan workouts and disposals of defaulted loans or related collateral. Our retained subordinated and residual interest trust certificates expose us to potentially significant losses and potentially significant returns.

The asset-backed securities are backed by the expected cash flows from securitized real estate loans. Cash inflows from these real estate loans are distributed to investors and service providers in accordance with each transaction’s contractual priority of payments (waterfall) and, as such, most of these inflows must be directed first to service and repay each trust’s senior notes or certificates held principally by third-party investors. After these senior obligations are extinguished, substantially all cash inflows will be directed to the subordinated notes until fully repaid and, thereafter, to the residual interest that we own in each trust. We retain interests in these securitization transactions, including senior and subordinated securities issued by the VIEs and residual interests. We retain credit risk in the securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. We expect that any credit losses in the pools of securitized assets will likely be limited to our subordinated and residual retained interests. We have no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default.

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

	Successor Company
(dollars in thousands)	December 31, 2011	December 31, 2010

Assets
Finance receivables	$2,368,569	$2,245,210
Allowance for finance receivable losses	2,095	80
Restricted cash	30,014	30,946

Liabilities
Long-term debt	$1,385,847	$1,526,770

Other than our retained subordinate and residual interests in the consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to these VIEs totaled $77.0 million in 2011, $6.6 million during the one month ended December 31, 2010, $154.4 million during the eleven months ended November 30, 2010, and $75.0 million in 2009.

Unconsolidated VIE

We have established a VIE that holds the junior subordinated debt described in Note 14. We are not the primary beneficiary, and we do not have a variable interest in this VIE. Therefore, we do not consolidate such entity. We had no off-balance sheet exposure to loss associated with this VIE at December 31, 2011 or 2010.

Notes to Consolidated Financial Statements, Continued

Note 8.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses and net finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch		Consolidated
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	All Other	Total

Successor Company
Year ended December 31, 2011

Balance at beginning of period	$2,465	$488	$4,111	$56	$—	$7,120
Provision for finance receivable losses	97,782	114,434	105,811	14,821	—	332,848
Charge-offs	(92,662)	(104,620)	(105,219)	(25,861)	—	(328,362)
Recoveries (a)	13,156	428	34,819	11,991	—	60,394
Balance at end of period	$20,741	$10,730	$39,522	$1,007	$—	$72,000

Net finance receivables	$5,757,218	$4,241,357	$2,682,011	$369,802	$120,366	$13,170,754

Successor Company
One month ended December 31, 2010

Balance at beginning of period (b)	$—	$—	$—	$—	$—	$—
Provision for finance receivable losses	13,270	12,361	9,843	3,293	—	38,767
Charge-offs	(11,145)	(12,249)	(8,546)	(4,260)	—	(36,200)
Recoveries	340	376	2,814	1,023	—	4,553
Balance at end of period	$2,465	$488	$4,111	$56	$—	$7,120

Net finance receivables	$6,330,459	$4,806,337	$2,614,406	$491,184	$117,252	$14,359,638

Predecessor Company
Eleven months ended November 30, 2010

Balance at beginning of period	$633,172	$536,440	$291,995	$67,364	$3,514	$1,532,485
Provision for finance receivable losses	140,162	195,884	69,578	38,115	610	444,349
Charge-offs	(241,333)	(127,086)	(199,718)	(82,388)	213	(650,312)
Recoveries	8,994	1,788	34,437	11,960	67	57,246
Balance at end of period	$540,995	$607,026	$196,292	$35,051	$4,404	$1,383,768

(a)          Includes $5.0 million of recoveries ($2.9 million branch real estate loan recoveries, $1.9 million branch non-real estate loan recoveries, and $0.2 million branch retail sales finance recoveries) as a result of a settlement of claims relating to our February 2008 purchase of Equity One, Inc.’s consumer branch finance receivable portfolio.

(b)         The beginning balance of allowance for finance receivable losses for the Successor Company for the one month ended December 31, 2010 includes the push-down accounting adjustments.

Notes to Consolidated Financial Statements, Continued

	Branch	Centralized	Branch Non-	Branch		Consolidated
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	All Other	Total

Predecessor Company
Year ended December 31, 2009

Balance at beginning of period	$399,587	$369,797	$301,310	$69,727	$—	$1,140,421
Provision for finance receivable losses	532,210	353,030	290,232	95,116	4,958	1,275,546
Charge-offs	(302,354)	(168,096)	(332,821)	(108,003)	(1,328)	(912,602)
Recoveries	7,606	1,039	33,274	10,524	(116)	52,327
Transfers to finance receivables held for sale*	(3,877)	(19,330)	—	—	—	(23,207)
Balance at end of period	$633,172	$536,440	$291,995	$67,364	$3,514	$1,532,485

Net finance receivables	$7,980,604	$6,414,674	$3,186,577	$1,130,155	$127,175	$18,839,185

*                 During 2009, we decreased the allowance for finance receivable losses as a result of the transfers of $1.9 billion of real estate loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

Included in the tables above are allowance for finance receivable losses associated with securitizations that remain on our balance sheet totaling $2.1 million at December 31, 2011, $0.1 million at December 31, 2010, and $70.3 million at December 31, 2009. See Note 7 for further discussion regarding our securitization transactions.

After the FCFI Transaction, the recorded investment or carrying amount of finance receivables includes the impact of push-down adjustments. For the year ended December 31, 2011, the carrying amount charged off for non-credit impaired loans subject to push-down accounting was $203.8 million. For the year ended December 31, 2011, the carrying amount charged off for purchased credit impaired loans subject to push-down accounting was $110.1 million. This amount represents additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status or, in the case of our non real estate pools, have been deemed unrecoverable after further experience with the borrower. Through December 31, 2011, we have not recognized any additional charges to the provision for finance receivable losses related to decreases in the expected cash flows for the remaining accounts in the credit impaired pools that incorporate pool assumptions, above the charges related to removal of foreclosed or charged-off accounts.

Notes to Consolidated Financial Statements, Continued

The allowance for finance receivable losses and net finance receivables by portfolio segment and by impairment method were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total

Successor Company
December 31, 2011

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$2,111	$39,522	$1,007	$42,640
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	—	—	—	—
Individually evaluated for impairment (TDR finance receivables)	29,360	—	—	29,360
Total	$31,471	$39,522	$1,007	$72,000

Finance receivables:
Collectively evaluated for impairment	$8,277,602	$2,685,039	$369,903	$11,332,544
Purchased credit impaired finance receivables	1,539,701	—	—	1,539,701
TDR finance receivables	298,509	—	—	298,509
Total	$10,115,812	$2,685,039	$369,903	$13,170,754

Successor Company
December 31, 2010

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$118	$4,111	$56	$4,285
Purchased credit impaired finance receivables	—	—	—	—
TDR finance receivables	2,835	—	—	2,835
Total	$2,953	$4,111	$56	$7,120

Finance receivables:
Collectively evaluated for impairment	$9,406,427	$2,589,815	$488,026	$12,484,268
Purchased credit impaired finance receivables	1,817,862	26,154	3,159	1,847,175
TDR finance receivables	28,195	—	—	28,195
Total	$11,252,484	$2,615,969	$491,185	$14,359,638

Our three portfolio segments consist of a large number of relatively small, homogeneous accounts. We evaluate our three portfolio segments for impairment as groups. None of our accounts are large enough to warrant individual evaluation for impairment. We estimate our allowance for finance receivable losses for non-credit impaired accounts using the authoritative guidance for contingencies. We base our allowance for finance receivable losses primarily on historical loss experience using migration analysis and, effective September 30, 2011, a roll rate-based model applied to our three portfolio segments. We adopted the roll rate-based model because we believe it captures portfolio trends at a more detailed level. Both techniques are historically-based statistical models that attempt to predict the future amount of finance receivable losses. We adjust the amounts determined by these quantitative models for management’s estimate of the effects of model imprecision, any changes to underwriting criteria, portfolio seasoning, and current economic conditions, including levels of unemployment and personal bankruptcies.

Notes to Consolidated Financial Statements, Continued

Prior to the FCFI Transaction, we used migration analysis and the Monte Carlo technique as the principal tools to determine the appropriate amount of allowance for finance receivable losses.

We use our internal data of net charge-offs and delinquency by portfolio segment as the basis to determine the historical loss experience component of our allowance for finance receivable losses. We use monthly bankruptcy statistics, monthly unemployment statistics, and various other monthly or periodic economic statistics published by departments of the U.S. government and other economic statistic providers to determine the economic component of our allowance for finance receivable losses.

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

See Note 3 for additional information on the determination of the allowance for finance receivable losses.

Note 9.  Finance Receivables Held for Sale

We repurchased 12 loans for $2.1 million during 2011 primarily due to loans reaching defined delinquency limits under certain loan sale agreements, compared to 4 loans repurchased for $0.5 million during 2010. We did not repurchase any loans during 2009. At December 31, 2011, there were no material unresolved recourse requests.

The activity in our reserve for sales recourse obligations was as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	At or for the Year Ended December 31, 2011	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009

Balance at beginning of period	$3,511	$3,599	$15,796	$13,316
Provision for/(reduction in) recourse obligations	(1,442)	(88)	(3,064)	7,120
Recourse losses	(421)	—	(9,133)	(4,640)
Balance at end of period	$1,648	$3,511	$3,599	$15,796

Notes to Consolidated Financial Statements, Continued

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

Successor Company
December 31, 2011

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$68,449	$2,005	$(17)	$70,437	$—
Obligations of states, municipalities, and political subdivisions	204,737	4,584	(484)	208,837	—
Corporate debt	461,492	3,962	(5,880)	459,574	—
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (RMBS)	155,693	4,666	(93)	160,266	—
Commercial mortgage-backed securities (CMBS)	37,438	1,660	(627)	38,471	—
Collateralized debt obligations (CDO)/Asset-backed securities (ABS)	97,043	280	(583)	96,740	—
Total	1,024,852	17,157	(7,684)	1,034,325	—
Preferred stocks	4,959	—	(163)	4,796	—
Other long-term investments (b)	5,599	167	(1,639)	4,127	—
Common stocks	841	—	(22)	819	—
Total	$1,036,251	$17,324	$(9,508)	$1,044,067	$—

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

(a)          In January 2011, we reclassified $0.1 million of previously recorded other-than-temporary impairments in accumulated other comprehensive income or loss to unrealized gains on all other investment securities in accumulated other comprehensive income or loss to reflect the proper classification of these investment securities.

Notes to Consolidated Financial Statements, Continued

(b)         Excludes interest in a limited partnership that we account for using the equity method ($1.4 million at December 31, 2011 and 2010).

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Successor Company
December 31, 2011

Bonds:
U.S. government and government sponsored entities	$15,521	$(17)	$—	$—	$15,521	$(17)
Obligations of states, municipalities, and political subdivisions	6,600	(20)	19,633	(464)	26,233	(484)
Corporate debt	163,275	(2,871)	65,261	(3,009)	228,536	(5,880)
RMBS	28,549	(87)	90	(6)	28,639	(93)
CMBS	19,248	(576)	1,006	(51)	20,254	(627)
CDO/ABS	71,343	(583)	—	—	71,343	(583)
Total	304,536	(4,154)	85,990	(3,530)	390,526	(7,684)
Preferred stocks	4,797	(163)	—	—	4,797	(163)
Other long-term investments	2,617	(1,639)	—	—	2,617	(1,639)
Common stocks	99	(22)	—	—	99	(22)
Total	$312,049	$(5,978)	$85,990	$(3,530)	$398,039	$(9,508)

Successor Company
December 31, 2010

Bonds:
U.S. government and government sponsored entities	$9,392	$(174)	$—	$—	$9,392	$(174)
Obligations of states, municipalities, and political subdivisions	207,378	(2,257)	—	—	207,378	(2,257)
Corporate debt	273,766	(6,084)	—	—	273,766	(6,084)
RMBS	111,384	(1,486)	—	—	111,384	(1,486)
CMBS	7,966	(90)	—	—	7,966	(90)
CDO/ABS	10,128	(158)	—	—	10,128	(158)
Total	620,014	(10,249)	—	—	620,014	(10,249)
Preferred stocks	4,753	(206)	—	—	4,753	(206)
Other long-term investments	6,403	(221)	—	—	6,403	(221)
Total	$631,170	$(10,676)	$—	$—	$631,170	$(10,676)

Notes to Consolidated Financial Statements, Continued

Management reviews all securities in an unrealized loss position on a quarterly basis. We determine if it is probable that the security will recover and if we will collect all amounts due according to the contractual terms of the debt, which could be at maturity. We utilize the evaluation criteria supplied by our third-party valuation providers, which includes changes in the issuer’s credit status and the issuer’s ability to fulfill contractual obligations. For structured securities, this evaluation also includes analyses of the estimated net present value of expected future cash flows. Management considers factors such as our investment strategy, liquidity requirements, overall business plans, and recovery periods for securities in previous periods of broad market declines. For fixed-maturity securities with significant declines, management evaluates vendor-supplied credit analyses on a security-by-security basis, which includes consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts, and other market available data.

During 2011, we recognized a $3.7 million other-than-temporary impairment credit loss write-down to investment revenues on corporate debt, RMBS, and CMBS. For these securities, we had no intent to sell them nor were we required to sell them; however, management was unable to assert that the security would recover the amortized cost prior to or at maturity. In addition, the loss criterion discussed with third-party valuation professionals, supported by analyst, industry, and cash flow reports indicated that there was a high risk that the interest and principal payments were likely to be uncollectible or substantially reduced. Considering the data, we determined that it was reasonable to record a fair value write-down to investment revenues. In these instances, which have been confirmed by deal specifics, economic, market and credit events, tranche and cash flow information, underlying collateral, credit enhancement information, and default rates, management does not expect to recover a substantial portion of the contractual principal and interest payments sufficient to cover the entire amortized cost basis of these securities (that is, they are credit impaired).

As of December 31, 2011 and 2010, we had no investment securities which had been in an unrealized loss position of more than 25% for more than 12 months. As part of our credit evaluation procedures applied to investment securities, we consider the nature of both the specific securities and the general market conditions for those securities. Based on management’s analysis, we continue to believe that the expected cash flows from our investment securities will be sufficient to recover the amortized cost of our investment. We continue to monitor these positions for potential credit impairments.

In January 2011, we reclassified $0.4 million of unrealized losses on investment securities, previously classified as other-than-temporarily impaired, to unrealized losses on all other investment securities to reflect the proper classification of these investment securities for which no other-than-temporary impairment was recognized.

Components of the other-than-temporary impairment charges on investment securities were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Total other-than-temporary impairment losses	$(3,725)	$—	$(4,240)	$(7,022)
Portion of loss recognized in accumulated other comprehensive income	—	—	(4,805)	2,326
Net impairment losses recognized in net (loss) income	$(3,725)	$—	$(9,045)	$(4,696)

Notes to Consolidated Financial Statements, Continued

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired investment securities were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	At or for the Year Ended December 31, 2011	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Period From April 1, 2009 to December 31, 2009 (a)

Balance at beginning of period (b)	$—	$—	$3,150	$3,845
Additions:
Due to other-than-temporary impairments:
Not previously impaired/impairment not previously recognized	2,398	—	2,007	246
Previously impaired/impairment previously recognized	1,327	—	6,948	508
Reductions:
Realized due to sales with no prior intention to sell	—	—	—	(1,267)
Realized due to intention to sell	—	—	—	—
Accretion of credit impaired securities	—	(31)	(104)	(182)
Balance at end of period	$3,725	$(31)	$12,001	$3,150

(a)          On April 1, 2009, we adopted the accounting standard that requires us to recognize the credit component of an other-than-temporary impairment in earnings.

(b)         The beginning balance for the Successor Company for the one month ended December 31, 2010 includes the push-down accounting adjustments. In January 2011, we reclassified $31,000 of the balance at the beginning of the year ended December 31, 2011 period, which was previously recorded as accretion of credit impaired securities, to interest income on all other investment securities to reflect the proper classification of these investment securities for which no other-than-temporary impairment was recognized.

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized (losses) gains were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Fair value	$149,293	$6,801	$53,746	$71,231

Realized gains	$300	$29	$581	$2,998
Realized losses	(752)	(311)	(140)	(3,610)
Net realized (losses) gains	$(452)	$(282)	$441	$(612)

Notes to Consolidated Financial Statements, Continued

Contractual maturities of fixed-maturity investment securities at December 31, 2011 were as follows:

(dollars in thousands)	Fair	Amortized
December 31, 2011	Value	Cost

Fixed maturities, excluding mortgage-backed securities:
Due in 1 year or less	$59,435	$59,550
Due after 1 year through 5 years	321,649	322,685
Due after 5 years through 10 years	188,728	186,283
Due after 10 years	169,036	166,160
Mortgage-backed securities	295,477	290,174
Total	$1,034,325	$1,024,852

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

In April 2010, Springleaf Financial Funding Company, a wholly-owned subsidiary of SLFC, entered into and fully drew down a $3.0 billion, five-year term loan pursuant to a Credit Agreement among Springleaf Financial Funding Company, SLFC, and most of the consumer finance operating subsidiaries of SLFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. In May 2011, the $3.0 billion term loan was refinanced to increase total borrowing to $3.75 billion with a new six-year term, significantly improved advance rates, and lower borrowing costs. Any portion of the term loan that is repaid (whether at or prior to maturity) will permanently reduce the principal amount outstanding and may not be reborrowed. Affiliates of Fortress and affiliates of AIG owned or managed lending positions in the syndicate of lenders and had contributed approximately $105.5 million and $93.0 million, respectively, at December 31, 2011 and 2010.

Pension Plan

In January 2011, $216.0 million of plan assets were transferred from the AIG Retirement Plan to our tax-qualified defined benefit retirement plan (Retirement Plan). At December 31, 2011, $59.9 million of plan assets had not been transferred, but were included in our total plan assets. The remaining $59.9 million of plan assets will be transferred no later than May 1, 2012.

Notes to Consolidated Financial Statements, Continued

Reinsurance Agreements

Merit, a wholly-owned subsidiary of SLFC, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Reserves on the books of Merit for reinsurance agreements with subsidiaries of AIG totaled $49.7 million at December 31, 2011 and $51.2 million at December 31, 2010.

Derivatives

At December 31, 2011, all of our derivative financial instruments were with AIG Financial Products Corp. (AIGFP), a subsidiary of AIG. At December 31, 2010, all but one of our derivative financial instruments were with AIGFP. The derivative financial instrument that was not with AIGFP was terminated in March 2011 due to the sale of the related note receivable from AIG. See Note 16 for further information on our derivatives.

Subservicing and Refinance Agreements

Nationstar subservices the centralized real estate loans of MorEquity and two other subsidiaries of SLFC (collectively, the Owners), including certain securitized real estate loans. During 2011, the Owners paid Nationstar $9.9 million in fees for its subservicing and $6.6 million to facilitate the repayment of our centralized real estate loans through refinancings with other lenders.

Investment Management Agreement

Logan Circle Partners, L.P. (Logan Circle), a non-subsidiary affiliate of SLFI, provides investment management services for $300.0 million of higher yielding bonds purchased in fourth quarter 2011. At December 31, 2011, fees of $0.1 million were due for these investment management services.

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

Note 12.  Restricted Cash

Restricted cash at December 31, 2011 and 2010 included funds to be used for future debt payments relating to our securitization transactions (see Note 7) and escrow deposits. Restricted cash at December 31, 2010 also included funds related to SLFC’s secured term loan. The decrease in restricted cash at December 31, 2011 when compared to December 31, 2010 was primarily due to reduced collateral requirements on SLFC’s secured term loan, which was refinanced in May 2011.

Notes to Consolidated Financial Statements, Continued

Note 13.  Other Assets

Components of other assets were as follows:

	Successor Company
(dollars in thousands)	December 31, 2011	December 31, 2010

Other investments (a)	$143,986	$139,712
Real estate owned	129,511	178,902
Fixed assets, net	85,920	76,624
Derivatives fair values (Notes 16 and 28)	79,427	192,028
Other intangible assets, net (b)	42,683	87,141
Prepaid expenses and deferred charges	39,911	12,156
Income tax assets (c)	39,566	—
Note receivable from AIG (d)	—	470,226
Receivable from AIG Pension Plan (e)	—	270,000
Other	33,769	12,454
Total	$594,773	$1,439,243

(a)          Other investments primarily include commercial mortgage loans and accrued investment income.

(b)         Other intangible assets at December 31, 2011 include VOBA, customer relationships, licenses, customer lists, and branch office leases, net of accumulated amortization, resulting from the FCFI Transaction. Other intangible assets at December 31, 2010 also included trade names, which were written off in 2011. See Note 5 for additional information on the impairments of our intangible assets. (Other intangible assets exclude branch office leases of $2.8 million at December 31, 2011 and $5.9 million at December 31, 2010 and data processing equipment leases of $1.3 million at December 31, 2010 that are unfavorable to the current market terms and are included in other liabilities.)

(c)          Income tax assets include both current and deferred amounts. The components of net deferred tax assets are detailed in Note 22.

(d)         Note receivable from AIG represents payments to be made by AIG to SLFI with respect to the 2009 taxable year in accordance with our tax sharing agreement.

(e)          Upon the establishment of the Retirement Plan on January 1, 2011, plan assets were transferred from the AIG Retirement Plan to our Retirement Plan. We began accounting for our Retirement Plan effective January 1, 2011 and netted the related pension plan assets with the pension benefit obligation in other liabilities.

Notes to Consolidated Financial Statements, Continued

Note 14.  Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	Successor Company
	December 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior debt	$12,898,871	$11,763,815	$14,996,532	$15,106,692
Junior subordinated debt	171,522	140,000	171,502	164,500
Total	$13,070,393	$11,903,815	$15,168,034	$15,271,192

Weighted average interest expense rates on long-term debt by type were as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Senior debt	8.62%	9.20%	5.97%	5.03%
Junior subordinated debt	12.26	12.26	6.17	6.18

Total	8.77%	9.34%	6.10%	5.05%

	Successor Company
	December 31, 2011	December 31, 2010

Senior debt	8.28%	9.20%
Junior subordinated debt	12.26	12.26

Total	8.44%	9.34%

Notes to Consolidated Financial Statements, Continued

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at December 31, 2011 were as follows:

						Junior
(dollars in thousands)	Retail Notes	Medium Term Notes	Euro Denominated Notes (a)	Secured Term Loan (b) (c)	Securitizations	Subordinated Debt (Hybrid Debt)	Total
Interest rates (d)	4.00% — 9.00%	4.88% - 6.90%	3.25% — 4.13%	5.50%	4.05% - 5.75%	6.00%

First quarter 2012	$5,956	$—	$—	$—	$—	$—	$5,956
Second quarter 2012	14,130	—	—	—	—	—	14,130
Third quarter 2012	20,118	1,000,000	—	—	—	—	1,020,118
Fourth quarter 2012	42,909	1,000,000	—	—	—	—	1,042,909
2012	83,113	2,000,000	—	—	—	—	2,083,113
2013	157,469	500,000	1,269,500	—	—	—	1,926,969
2014	363,690	—	—	—	—	—	363,690
2015	48,226	750,000	—	—	—	—	798,226
2016-2067	—	3,675,000	—	3,750,000	—	350,000	7,775,000
Securitizations (e)	—	—	—	—	1,367,659	—	1,367,659
Total principal maturities	$652,498	$6,925,000	$1,269,500	$3,750,000	$1,367,659	$350,000	$14,314,657

Total carrying amount	$587,219	$5,999,325	$1,158,223	$3,768,257	$1,385,847	$171,522	$13,070,393

(a)                Euro denominated notes include two Euro 500 million note issuances, shown here at the U.S. dollar equivalent at time of issuance.

(b)               Issued by wholly-owned Company subsidiaries.

(c)                Guaranteed by SLFC and by the Subsidiary Guarantors (defined below).

(d)               The interest rates shown are the range of contractual rates in effect at December 31, 2011, which exclude the effects of the associated derivative instruments used in hedge accounting relationships, if applicable.

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

Notes to Consolidated Financial Statements, Continued

As a result of the refinancing of SLFC’s secured term loan on May 10, 2011, certain creditors involved in the syndicate of lenders of the original loan remained in the syndicate of lenders of the refinanced loan (remaining creditors), while certain creditors involved in the original syndicate of lenders were no longer included in the syndicate of lenders of the refinanced loan (extinguished creditors). Since none of the remaining creditors’ balances exceeded the 10 percent cash flow test, we accounted for this refinancing transaction as a modification of the secured term loan.

We recorded a $10.7 million gain on the early extinguishment of the original loan, which represented the pro rata amount of the unamortized balance of the fair value adjustment on the debt no longer payable to the extinguished creditors. We deferred the remaining $20.1 million of the fair value adjustment on the debt for the remaining creditors, which was recognized on our balance sheet and is amortized over the new term using the interest rate method.

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

As of December 31, 2011, we were in compliance with all of the covenants under our debt agreements.

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

Notes to Consolidated Financial Statements, Continued

Based upon SLFC’s financial results for the twelve months ended September 30, 2011, a mandatory trigger event occurred under SLFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in January 2012 due to the average fixed charge ratio being less than 0.76x (while the equity to assets ratio was 9.17%). During January 2012, SLFC received from SLFI the non-debt capital funding necessary to satisfy, and subsequently paid, the January 2012 interest payments required by SLFC’s hybrid debt.

Note 15.  Short-term Debt

Information concerning short-term debt was as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Average borrowings	$—	$—	$608,832	$2,599,368

On March 25, 2010, SLFC and SLFI each repaid all of their respective outstanding obligations under their one-year term loans ($2.050 billion repaid by SLFC and $400.0 million repaid by SLFI). With these repayments, the related capital support agreement was terminated in accordance with its terms. See Note 21 for further information on the terms of the capital support agreement.

Note 16.  Derivative Financial Instruments

Our principal borrowing subsidiary is SLFC. SLFC uses derivative financial instruments in managing the cost of its debt by mitigating its exposures (interest rate and currency) in conjunction with specific long-term debt issuances and has used them in managing its return on finance receivables held for sale, but is neither a dealer nor a trader in derivative financial instruments. At December 31, 2011, SLFC’s derivative financial instruments consisted of cross currency interest rate swap agreements. SLFC’s interest rate and equity-indexed swap agreements matured in 2011.

While all of SLFC’s cross currency interest rate swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under U.S. GAAP.

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

Notes to Consolidated Financial Statements, Continued

cumulative change in the fair value of the hedging instrument exceeds the cumulative change in the fair value of the hypothetical derivative.

Notional amounts of our swap agreements and weighted average receive and pay rates were as follows:

	Successor Company
(dollars in thousands)	December 31, 2011	December 31, 2010

Notional amount:
Cross currency interest rate	$1,269,500	$1,870,500
Interest rate	—	1,318,000
Equity-indexed	—	6,886
Total	$1,269,500	$3,195,386

Weighted average receive rate	3.69%	2.54%
Weighted average pay rate	2.73%	3.68%

Notional amount maturities of our cross currency interest rate swap agreements at December 31, 2011 were as follows:

Notional
(dollars in thousands)	Amount

2013	$1,269,500

Changes in the notional amounts of our swap agreements and foreign currency forward agreement were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	At or for the Year Ended December 31, 2011	At or for the One Month Ended December 31, 2010	At or for the Eleven Months Ended November 30, 2010	At or for the Year Ended December 31, 2009

Balance at beginning of period	$3,195,386	$2,727,386	$3,499,686	$4,280,134
New contracts	—	468,000	—	—
Expired contracts	(1,925,886)	—	(772,300)	(780,448)
Balance at end of period	$1,269,500	$3,195,386	$2,727,386	$3,499,686

New contracts in 2010 included notional amount for a note receivable from AIG ($468.0 million). This contract was terminated on March 24, 2011 as a result of the sale of the related note receivable from AIG.

Notes to Consolidated Financial Statements, Continued

Fair value of derivative instruments presented on a gross basis by type were as follows:

	Successor Company
	December 31, 2011			December 31, 2010
(dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Hedging Instruments
Cross currency interest rate	$625,250	$25,148	$—	$1,226,250	$114,001	$—
Interest rate	—	—	—	850,000	—	40,057
Total	625,250	25,148	—	2,076,250	114,001	40,057

Non-Designated Hedging Instruments
Cross currency interest rate	644,250	54,279	—	644,250	75,159	—
Interest rate	—	—	—	468,000	1,148	—
Equity-indexed	—	—	—	6,886	1,720	213
Total	644,250	54,279	—	1,119,136	78,027	213
Total derivative instruments	$1,269,500	$79,427	$—	$3,195,386	$192,028	$40,270

Notes to Consolidated Financial Statements, Continued

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income or loss (effective portion), reclassified from accumulated other comprehensive income or loss into other revenues and interest expense (effective portion), and recognized in other revenues (ineffective portion) were as follows:

	Effective (a)				Ineffective
		From AOCI(L) to
(dollars in thousands)	AOCI(L) (b)	Other Revenues	Interest Expense	Earnings (c)	Revenues

Successor Company
Year Ended December 31, 2011

Interest rate	$(3,084)	$—	$(1,624)	$(1,624)	$(2,569)
Cross currency interest rate	34,877	26,391	1,963	28,354	840
Total	$31,793	$26,391	$339	$26,730	(1,729)

Successor Company
One month ended December 31, 2010

Interest rate:
As previously stated	$8,998	$7,538	$—	$7,538	$2,432
Adjustment	—	3,599	(3,599)	—	—
As revised	8,998	11,137	(3,599)	7,538	2,432

Cross currency interest rate:
As previously stated	16,553	16,434	—	16,434	1,127
Adjustment	40,145	40,058	87	40,145	—
As revised	56,698	56,492	87	56,579	1,127

Total	$65,696	$67,629	$(3,512)	$64,117	$3,559

Predecessor Company
Eleven Months Ended November 30, 2010

Interest rate:
As previously stated	$23,518	$(5,032)	$—	$(5,032)	$(2,822)
Adjustment	—	38,987	(38,987)	—	—
As revised	23,518	33,955	(38,987)	(5,032)	(2,822)

Cross currency interest rate:
As previously stated	122,402	142,916	—	142,916	(26,404)
Adjustment	(180,041)	(165,217)	(14,824)	(180,041)	—
As revised	(57,639)	(22,301)	(14,824)	(37,125)	(26,404)

Total	$(34,121)	$11,654	$(53,811)	$(42,157)	$(29,226)

(a)          In third quarter 2011, we corrected the omission of the effective portion of the valuation change of our interest rate and cross currency interest rate swaps that was recorded in accumulated other comprehensive income or loss and an equal amount that was reclassified to earnings for the one month ended December 31, 2010 and the eleven months ended November 30, 2010. This revision had no impact on the amount of AOCI(L) at December 31, 2010 and November 30, 2010.

(b)         Accumulated other comprehensive income (loss)

(c)          Represents the total amounts reclassified from AOCI(L) to other revenues and to interest expense for cash flow hedges as disclosed on our consolidated statement of comprehensive (loss) income.

Notes to Consolidated Financial Statements, Continued

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings in other revenues. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

At December 31, 2011, we expect $7.0 million of the deferred net gain on cash flow hedges to be reclassified from accumulated other comprehensive income or loss to earnings during the next twelve months.

For the year ended December 31, 2011, there were no instances in which we reclassified amounts from accumulated other comprehensive income or loss to earnings as a result of a discontinuance of a cash flow hedge due to it becoming probable that the original forecasted transaction would not occur at the end of the originally specified time period.

The amounts recognized in other revenues for non-designated hedging instruments were as follows:

Non-Designated Hedging
(dollars in thousands)	Instruments

Successor Company
Year Ended December 31, 2011

Cross currency interest rate and interest rate	$23,760
Equity-indexed	215
Total	$23,975

Successor Company
One Month Ended December 31, 2010

Cross currency interest rate and interest rate	$24,153
Equity-indexed	27
Total	$24,180

Predecessor Company
Eleven Months Ended November 30, 2010

Cross currency interest rate	$39,386
Equity-indexed	292
Total	$39,678

Notes to Consolidated Financial Statements, Continued

Derivative adjustments included in other revenues consisted of the following:

	Successor Company		Predecessor Company
(dollars in thousands)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Mark to market (losses) gains	$(26,572)	$27,777	$(62,394)	$41,852
Net interest income	23,788	1,985	14,724	19,918
Credit valuation adjustment gains (losses)	5,965	(1,571)	11,980	(11,288)
Ineffectiveness (losses) gains	(1,729)	3,559	(29,226)	(30,163)
Other comprehensive income release gain on cash flow hedge maturities	—	—	68,803	—
Other	(1,411)	2,262	292	(794)
Total	$41	$34,012	$4,179	$19,525

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

See Note 28 for information on how we determine fair value on our derivative financial instruments.

Note 17.  Insurance

Components of insurance claims and policyholder liabilities were as follows:

	Successor Company
(dollars in thousands)	December 31, 2011	December 31, 2010

Finance receivable related:
Unearned premium reserves	$107,874	$98,952
Benefit reserves	82,454	82,560
Claim reserves	25,278	26,971
Subtotal	215,606	208,483

Non-finance receivable related:
Benefit reserves	90,161	108,744
Claim reserves	22,090	22,976
Subtotal	112,251	131,720

Total	$327,857	$340,203

Notes to Consolidated Financial Statements, Continued

Our insurance subsidiaries enter into reinsurance agreements with other insurers (including subsidiaries of AIG). Insurance claims and policyholder liabilities included the following amounts assumed from other insurers:

	Successor Company
(dollars in thousands)	December 31, 2011	December 31, 2010

Non-affiliated insurance companies	$29,266	$31,954
Affiliated insurance companies	49,682	51,211
Total	$78,948	$83,165

Our insurance subsidiaries’ business reinsured to others was not significant during any of the last three years.

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by the Indiana Department of Insurance, which is a comprehensive basis of accounting other than U.S. GAAP.

Reconciliations of statutory net income to U.S. GAAP net income were as follows*:

(dollars in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Statutory net income	$28,452	$44,830	$50,691

Reserve changes	12,708	5,138	(5,158)
Change in deferred policy acquisition costs	3,600	(2,819)	(7,687)
Amortization of interest maintenance reserve	2,517	2,906	2,764
Realized gains (losses)	1,802	(4,038)	3,162
Income tax charge	(1,311)	(5,092)	(9,362)
Other, net	145	(390)	(851)
U.S. GAAP net income	$47,913	$40,535	$33,559

*                 We report our statutory financial information on a historical basis of accounting. We are not required and did not apply push-down accounting to the insurance subsidiaries on a statutory basis.

Notes to Consolidated Financial Statements, Continued

Reconciliations of statutory equity to U.S. GAAP equity were as follows*:

(dollars in thousands)	December 31, 2011	December 31, 2010

Statutory equity	$622,746	$630,373

Reserve changes	54,026	53,722
Decrease in carrying value of affiliates	(42,354)	(39,994)
Deferred policy acquisition costs	34,458	30,606
Net unrealized gains	25,407	17,360
Income tax benefit	(9,841)	(8,622)
Provision for reinsurance	7,674	4,828
Asset valuation reserve	2,474	2,150
Other, net	1,887	(1,291)
U.S. GAAP equity	$696,477	$689,132

*                 We report our statutory financial information on a historical basis of accounting. We are not required and did not apply push-down accounting to the insurance subsidiaries on a statutory basis.

Note 18.  Other Liabilities

Components of other liabilities were as follows:

	Successor Company
(dollars in thousands)	December 31, 2011	December 31, 2010

Accrued interest on debt	$116,570	$147,517
Salary and benefit liabilities (a)	101,134	302,159
Accrued legal contingencies and expenses	42,123	34,314
Uncashed checks, reclassified from cash	21,271	2,279
Ocean reserves	15,000	8,263
Escrow liabilities (b)	1,590	20,717
Derivatives fair values	—	40,270
Other	31,081	53,316
Total	$328,769	$608,835

(a)          As a result of the FCFI Transaction, we applied push-down accounting and recognized a $285.6 million liability at December 31, 2010 for our proportionate share of the projected benefit obligation.

(b)         Escrow liabilities at December 31, 2011 and 2010 reflected liabilities for mortgagors’ funds placed in escrow for future payments of insurance, tax, and other charges for real estate loans.

Note 19.  Capital Stock

SLFI has two classes of authorized capital stock: special shares and common shares. SLFI may issue special shares in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance.

Notes to Consolidated Financial Statements, Continued

Par value and shares authorized at December 31, 2011 were as follows:

	Par	Shares
	Value	Authorized

Special Shares	—	25,000,000
Common Shares	$0.50	25,000,000

Shares issued and outstanding at December 31, 2011 and 2010 were as follows:

	Successor Company
	December 31, 2011	December 31, 2010

Special Shares	—	—
Common Shares	2,000,000	2,000,000

Note 20.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	Successor Company
(dollars in thousands)	December 31, 2011	December 31, 2010

Net unrealized gains (losses) on:
Investment securities	$5,080	$(4,272)
Cash flow hedges	4,318	1,027
Retirement plan liabilities adjustment	(35,221)	425
Foreign currency translation adjustments	152	386
Accumulated other comprehensive loss	$(25,671)	$(2,434)

Note 21.  Retained Earnings

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

Based upon SLFC’s financial results for the twelve months ended September 30, 2011, a mandatory trigger event occurred under SLFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in January 2012 due to the average fixed charge ratio being less than 0.76x (while the equity to assets ratio was 9.17%). During January 2012, SLFC received from SLFI the non-debt capital funding necessary to satisfy, and subsequently paid, the January 2012 interest payments required by SLFC’s hybrid debt.

Notes to Consolidated Financial Statements, Continued

State law restricts the amounts our insurance subsidiaries may pay as dividends without prior notice to, or in some cases prior approval from, the Indiana Department of Insurance. Our insurance subsidiaries paid $45 million of dividends in second quarter 2011 that did not require prior approval and paid $200 million of dividends in first quarter 2009 upon receiving prior approval. At December 31, 2011, our insurance subsidiaries had combined statutory capital and surplus of $622.7 million.

Note 22.  Income Taxes

SLFI and all of its domestic U.S. subsidiaries file a consolidated life/nonlife federal tax return with the Internal Revenue Service (IRS). Our foreign subsidiaries file tax returns in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom. Prior to the FCFI Transaction, including the eleven months ended November 30, 2010, SLFI and all of its domestic U.S. subsidiaries were included in AIG’s consolidated federal income tax return. Prior to the FCFI Transaction, we provided federal income taxes as if SLFI and the domestic U.S. subsidiaries of SLFI filed separate tax returns and paid taxes to or received tax benefits from AIG accordingly under a tax sharing agreement.

AIG and Fortress mutually elected to treat the FCFI Transaction as a sale of assets pursuant to IRS regulations. As a result of this election, the purchase price was allocated to all assets which changed the tax basis used to derive deferred tax assets and liabilities. After all transaction related adjustments were recorded, including the third quarter 2011 tax adjustment of $7.9 million to reflect new information obtained relative to the assumptions applied in our determination of the deferred and accrued taxes recorded as of the date of the FCFI Transaction, the Company had a net deferred tax liability of $532.7 million compared to a net deferred tax asset of $3.6 million immediately preceding the transaction. The deferred tax asset prior to the transaction was net of a valuation allowance of $220.5 million which was reversed upon application of push-down accounting. Subsequent to the transaction, the Company concluded that a valuation allowance on its federal deferred tax assets was not necessary as they can be realized upon reversal of the deferred tax liabilities recorded through push-down accounting.

As of December 31, 2011, the Company made the determination that it could no longer assert that it intended to permanently reinvest the earnings of its foreign subsidiaries, and deferred taxes were recorded on the basis difference in its foreign subsidiaries as of December 31, 2011, which resulted in no material impact on tax expense.

Notes to Consolidated Financial Statements, Continued

Components of (benefit from) provision for income taxes were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Federal:
Current	$10,575	$5,463	$(252,879)	$(430,984)
Deferred	(130,316)	(7,411)	114,097	98,381
Deferred - valuation allowance	—	—	(114,097)	(98,381)
Total federal	(119,741)	(1,948)	(252,879)	(430,984)

Foreign:
Current	886	(177)	(918)	(1,783)
Deferred	(1,092)	6	1,791	(648)
Deferred - valuation allowance	3,956	—	—	—
Total foreign	3,750	(171)	873	(2,431)

State:
Current	2,555	731	1,309	1,900
Deferred	(6,797)	—	50,711	(89,638)
Deferred - valuation allowance	21,184	—	(50,711)	89,638
Total state	16,942	731	1,309	1,900

Total	$(99,049)	$(1,388)	$(250,697)	$(431,515)

Benefit from income taxes of $99.0 million in 2011 decreased when compared to the eleven months ended November 30, 2010 primarily due to the establishment of valuation allowances against our deferred tax assets in 2011, compared to a release of valuation allowances for the eleven months ended November 30, 2010.

Benefit from income taxes for the one month ended December 31, 2010 reflected the bargain purchase gain, tax exempt interest, and state income tax. Benefit from income taxes also reflected our tax position on a stand alone basis since we no longer are included in AIG’s consolidated federal income tax return due to the FCFI Transaction.

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

(Benefit from) provision for foreign income taxes includes our foreign subsidiaries that operate in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom. In 2011, we recorded a full valuation allowance on the deferred tax assets related to our United Kingdom operations. Previously, a valuation allowance was not required on the deferred tax assets related to our foreign operations.

Notes to Consolidated Financial Statements, Continued

We recorded a current state income tax provision in 2011 attributable to profitable operations in certain states in which we do business that could not be offset against losses incurred in other states. We recorded a valuation allowance against the majority of our state deferred tax assets including all state deferred tax assets related to net operating losses.

We recorded a current state income tax provision for the one month ended December 31, 2010 based on the operations of the Company for the one month period.

We recorded a current state tax provision for the eleven months ended November 30, 2010 attributable to profitable operations in certain states in which we do business that could not be offset against losses incurred in other states. A full valuation allowance was required on our deferred state tax assets.

Reconciliations of the statutory federal income tax rate to the effective tax rate were as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%

Valuation allowance	(5.48)	—	43.10	5.68
State income taxes	.85	.03	.32	5.00
Bargain purchase gain	—	(35.12)	—	—
Outside basis	—	—	17.37	—
Other, net	.28	—	(1.09)	1.78
Effective income tax rate	30.65%	(.09)%	94.70%	47.46%

The effective income tax rate for 2011 differed from the statutory tax rate primarily due to the impact of recording a partial valuation allowance on the deferred tax assets related to our state and foreign operations.

The effective income tax rate for the one month ended December 31, 2010 differed from the statutory tax rate primarily due to the impact of the bargain purchase gain.

The effective income tax rate for the eleven months ended November 30, 2010 reflected the release of the valuation allowance and tax exempt interest, partially offset by the effect of recording a deferred tax on the outside basis on our foreign entities.

Our unrecognized tax benefit (all of which would affect the effective tax rate if recognized), excluding interest and penalties, was zero at December 31, 2011 and 2010. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2011 and 2010, we had accrued zero for the payment of interest (net of the federal benefit) and penalties.

Under the terms of the sale of SLFI, AIG and FCFI have made certain customary representations, warranties and covenants in the stock purchase agreement and AIG agreed to provide the purchaser with certain indemnities, including prior tax positions. Accordingly, any liability for prior tax positions would be offset by this indemnity.

We continually evaluate proposed adjustments by taxing authorities. At December 31, 2011, such proposed adjustments would not result in a material change to our consolidated financial condition.

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

Components of deferred tax assets and liabilities were as follows:

	Successor Company
(dollars in thousands)	December 31, 2011	December 31, 2010

Deferred tax assets:
Pension	$33,918	$12,569
Legal reserve	14,539	11,375
Securitization	11,552	2,905
Market discount	11,097	7,062
Net operating losses and tax attributes	8,516	—
Insurance reserves	7,093	8,010
Fixed assets	417	4,167
Deferred insurance commissions	101	500
Supervisory agreement obligations	5	485
Allowance for finance receivable losses	—	7,190
Other	1,823	7,446
Total	89,061	61,709

Deferred tax liabilities:
Debt writedown	414,995	535,118
Non-deductible other intangibles	14,939	28,289
Mark to market	15,267	—
Loan origination costs	9,734	1,168
State taxes	8,649	13,067
Other*	6,521	8,436
Total*	470,105	586,078

Net deferred tax liabilities before valuation allowance*	(381,044)	(524,369)
Valuation allowance	(17,726)	—
Net deferred tax liabilities*	$(398,770)	$(524,369)

*           The deferred tax balances at December 31, 2010 have been adjusted by $7.9 million to reflect new information obtained relative to the assumptions applied in our determination of the deferred and accrued taxes recorded as of the date of the FCFI Transaction.

At December 31, 2011, we had a net deferred tax liability of $398.8 million. This deferred tax liability is expected to reverse in timing and amount sufficient to create positive taxable income which will allow for the realization of all of our gross federal deferred tax assets. Included in our gross deferred tax assets are a foreign net operating loss carryforward of $3.5 million from our United Kingdom operations, a foreign tax credit benefit of $2.7 million, and a domestic federal net operating loss carryforward of $2.3 million. A full valuation allowance was recorded for the net deferred tax assets of our United Kingdom operations including the benefit of the foreign net operating loss carryforward. At December 31, 2011, we had a valuation allowance on our state deferred tax assets of $13.8 million, net of a deferred federal tax benefit.

Notes to Consolidated Financial Statements, Continued

At December 31, 2010, we did not have a federal net operating loss carryforward due to the FCFI Transaction. At December 31, 2010, we had a capital loss carryforward of $0.4 million, which may be carried forward for five years.

At December 31, 2010, no valuation allowance was required on our deferred state tax assets.

We released $114.1 million of the valuation allowance as an additional income tax benefit during the eleven months ended November 30, 2010 as a result of the change in the deferred tax asset during the period. The remaining balance of the valuation allowance was reversed as a result of the FCFI Transaction. At December 31, 2010, a valuation allowance was not required on our deferred tax assets.

Our foreign United Kingdom subsidiary has a three year accumulated loss. Previously, this company was included in a unitary return with AIG foreign affiliates and its losses were being utilized. Therefore, in previous years no valuation allowance on related deferred tax assets was required. As of December 31, 2011, our United Kingdom subsidiary remains in a loss position and will be filing a separate tax return. A full valuation allowance was recorded against Ocean’s deferred tax assets of $4.0 million as of December 31, 2011.

At December 31, 2011, other assets included $34.6 million of net current federal income tax receivable and $404.7 million of net deferred tax liabilities, compared to $5.4 million of net current federal income tax payable and $524.4 million of net deferred tax liabilities, respectively, at December 31, 2010. At December 31, 2011 and 2010, deferred and accrued taxes consisted of $6.3 million of non-income based taxes.

Note 23.  Lease Commitments, Rent Expense, and Contingent Liabilities

Lease Commitments and Rent Expense

Annual rental commitments for leased office space, automobiles and data processing equipment accounted for as operating leases, excluding leases on a month-to-month basis and the amortization of the lease intangibles recorded as a result of the FCFI Transaction, were as follows:

Lease
(dollars in thousands)	Commitments*

First quarter 2012	$6,550
Second quarter 2012	8,909
Third quarter 2012	8,318
Fourth quarter 2012	7,836
2012	31,613
2013	25,552
2014	17,231
2015	9,833
2016	4,652
2017+	3,848
Total	$92,729

*           Includes $1.9 million of rental commitments for leased office space at closed locations (included in other liabilities at December 31, 2011).

Notes to Consolidated Financial Statements, Continued

In addition to rent, the Company pays taxes, insurance, and maintenance expenses under certain leases. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. Rental expense totaled $37.9 million in 2011, $3.6 million for the one month ended December 31, 2010, $41.3 million for the eleven months ended November 30, 2010, and $59.2 million in 2009. We anticipate minimum annual rental commitments in 2012 to be less than the amount of rental expense incurred in 2011 primarily due to the closing of 52 branch offices in 2011 and additional branch office closings in 2012.

Legal Contingencies

In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation arising in connection with its activities. Some of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. While the Company has identified below certain legal actions where the Company believes a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that have not yet been notified to the Company or are not yet determined to be probable or reasonably possible.

The Company contests liability and/or the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In many actions, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of any loss. In addition, even where loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

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

For certain other legal actions, other than the action referred to in the following paragraphs, the Company can estimate reasonably possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued but does not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on the Company’s consolidated financial statements as a whole.

Discussed below is a description of each legal action in which it is reasonably possible that the Company may incur, on an individual basis, a material loss that can be reasonably estimated. Based on currently available information, the Company believes the estimate of the aggregate range of reasonably possible losses for such actions, in excess of amounts accrued, is from $0 to $57.0 million at December 31, 2011.

Notes to Consolidated Financial Statements, Continued

King v. American General Finance, Inc., Case No. 96-CP-38-595 in the Court of Common Pleas for Orangeburg County, South Carolina. In this lawsuit, filed in 1996, the plaintiffs assert class claims against our South Carolina operating entity for alleged violations of S.C. Code § 37-10-102(a), which requires, inter alia, a lender making a mortgage loan to ascertain the preference of the borrower as to an attorney who will represent the borrower in closing the loan. On July 29, 2011, the Court issued an interim order granting the plaintiffs’ motion for summary judgment and holding that Springleaf Financial Services of South Carolina, Inc. (SLFSSC), formerly American General Finance, Inc., violated the statute. The order states that the class consists of 9,157 members who were involved in 5,497 transactions. The statute provides for a penalty range of $1,500 to $7,500 per class member, to be determined by the judge. SLFSSC timely submitted a motion to alter, amend or reconsider the Court’s interim order on summary judgment. The Court denied that motion on February 22, 2012. On October 14, 2011, the Court conducted a hearing on the issues of attorney fees and penalties. Plaintiffs requested approximately $68.7 million in penalties and approximately $24.5 million in attorney fees, plus interest. At the conclusion of the hearing, the Court ordered the parties to submit written arguments and proposed orders on all outstanding issues, including penalties, attorney fees, prejudgment interest, and class notice, by November 14, 2011. The parties timely submitted their proposed orders and written argument, but the Court has not yet ruled. The Company continues to defend the case vigorously.

Payment Protection Insurance

Ocean provides payments of compensation to its customers who have made claims concerning Payment Protection Insurance (PPI) policies sold in the normal course of business by insurance intermediaries. On April 20, 2011, the High Court in the United Kingdom handed down judgment supporting the Financial Services Authority (FSA) guidelines on the treatment of PPI complaints. In addition, the FSA issued a guidance consultation paper in March 2012 on the payment protection insurance customer contact letters. As a result, the Company has concluded that there are certain circumstances where customer contact and/or redress is appropriate. The total reserves related to the estimated PPI claims, net of professional indemnity insurance receivable, was $13.5 million at December 31, 2011 and $6.3 million at December 31, 2010.

Note 24.  Supplemental Cash Flow Information

Supplemental disclosure of certain cash flow information was as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009
Interest paid	$920,324	$202,044	$852,562	$1,109,741
Income taxes paid (received)	60,864	45	(468,812)	31,883

Notes to Consolidated Financial Statements, Continued

Supplemental disclosure of non-cash activities was as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Transfer of finance receivables held for sale to finance receivables held for investment	$—	$—	$655,565	$—

Dividend of income tax receivable to AIG	$—	$—	$245,715	$—

Transfer of finance receivables to real estate owned	$226,323	$28,709	$258,690	$316,584

Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$—	$—	$—	$1,856,889

Note 25.  Benefit Plans

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

On January 1, 2011, we established the Retirement Plan and a 401(k) plan in which most of our employees are eligible to participate. The Retirement Plan is based on substantially the same terms as the AIG plan it replaced. In addition, we sponsor unfunded defined benefit plans for certain employees. We also provide postretirement health and welfare and life insurance plans. The Company’s employees in Puerto Rico participate in a defined benefit pension plan sponsored by CommoLoCo, Inc., our Puerto Rican subsidiary.

PENSION PLANS

The Company and its subsidiaries offer various defined benefit plans to eligible employees based on completion of a specified period of continuous service, subject to age limitations.

The Company’s Retirement Plan is a noncontributory defined benefit plan which is subject to the provisions of ERISA. U.S. salaried employees who are employed by a participating company, have attained age 21, and completed twelve months of continuous service are eligible to participate in the plan. Employees generally vest after 5 years of service. Unreduced benefits are paid to retirees at normal retirement (age 65) and are based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years. The CommoLoCo Retirement Plan is a noncontributory defined benefit plan which is subject to the provisions of the Puerto Rico tax code. Puerto Rican residents employed by CommoLoCo, Inc. who have attained age 21 and completed one year of service participate in the plan.

Notes to Consolidated Financial Statements, Continued

We also sponsor unfunded defined benefit plans for certain employees, including key executives, designed to supplement pension benefits provided by our other retirement plans. These include: (1) the Excess Retirement Income Plan, which provides a benefit equal to the reduction in benefits payable to certain employees under our qualified retirement plan as a result of federal tax limitations on compensation and benefits payable; and (2) the Supplemental Executive Retirement Plan (SERP), which provides additional retirement benefits to designated executives. Benefits under the SERP were frozen at the end of August 2004.

POSTRETIREMENT PLANS

The Company and its subsidiaries also provide postretirement medical care and life insurance benefits. Eligibility is based upon completion of 10 years of credited service and attainment of age 55. Life and dental benefits are closed to new participants.

Postretirement medical and life insurance benefits are based upon the employee electing immediate retirement and having a minimum of ten years of service. Medical benefits are contributory, while the life insurance benefits are non-contributory. Retiree medical contributions are based on the actual premium payments reduced by Company-provided credits. These retiree contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance, and Medicare coordination.

Notes to Consolidated Financial Statements, Continued

The following table presents the funded status of the plans, reconciled to the net amount included in other liabilities:

(dollars in thousands)	Pension (a)	Postretirement (b)

Successor Company
At or for the Year Ended December 31, 2011

Projected benefit obligation, beginning of period	$310,089	$5,821
Service cost	12,543	256
Interest cost	18,162	281
Actuarial loss	105,243	500
Benefits paid:
Company assets	—	(133)
Plan assets	(10,816)	—
Projected benefit obligation, end of period	435,221	6,725

Fair value of plan assets, beginning of period	281,308	—
Actual return on plan assets, net of expenses	68,109	—
Company contributions	11,773	133
Benefits paid:
Company assets	—	(133)
Plan assets	(10,816)	—
Fair value of plan assets, end of period	350,374	—
Funded status, end of period	$(84,847)	$(6,725)

Net amounts recognized in the consolidated balance sheet:
Assets	$—	$—
Liabilities	84,847	6,725
Total amounts recognized	$(84,847)	$(6,725)

Pretax amounts recognized in accumulated other comprehensive income or loss:
Net loss	$(53,882)	$(416)
Prior service (cost) credit	—	—
Total amounts recognized	$(53,882)	$(416)

(a)          Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $10.0 million at December 31, 2011.

(b)         The Company does not currently fund postretirement benefits.

The accumulated benefit obligation for U.S. pension benefit plans at December 31, 2011 was $367.1 million.

Notes to Consolidated Financial Statements, Continued

Defined benefit pension plan obligations in which the projected benefit obligation was in excess of the related plan assets and the accumulated benefit obligation was in excess of the related plan assets were as follows:

	Successor Company
	PBO Exceeds Fair Value of Plan Assets	ABO Exceeds Fair Value of Plan Assets
(dollars in thousands)	December 31, 2011	December 31, 2011

Projected benefit obligation	$435,221	$435,221
Accumulated benefit obligation	$367,067	$367,067
Fair value of plan assets	$350,374	$350,374

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in accumulated other comprehensive income or loss with respect to the defined benefit pension plans and other postretirement benefit plans:

(dollars in thousands)	Pension	Postretirement

Successor Company
Year Ended December 31, 2011

Components of net periodic benefit cost:
Service cost	$12,543	$256
Interest cost	18,162	281
Expected return on assets	(17,421)	—
Actuarial gain	—	(1)
Settlement loss	68	—
Net periodic benefit cost	13,352	536

Total recognized in other comprehensive income or loss	54,487	501

Total recognized in net periodic benefit cost and other comprehensive income or loss	$67,839	$1,037

The estimated net loss that will be amortized from accumulated other comprehensive income or loss into net periodic benefit cost over the next fiscal year is $1.1 million for our combined defined benefit pension plans. We estimate that the prior service credit that will be amortized from accumulated other comprehensive income or loss into net periodic benefit cost over the next fiscal year will be zero for our combined defined benefit pension plans. We estimate that the estimated amortization from accumulated other comprehensive income or loss for net loss and prior service credit that will be amortized into net periodic benefit cost over the next fiscal year will be zero for our defined benefit postretirement plans.

Notes to Consolidated Financial Statements, Continued

Assumptions

The following table summarizes the weighted average assumptions used to determine the projected benefit obligations and the net periodic benefit costs:

	Pension	Postretirement

Successor Company
December 31, 2011

Projected benefit obligation:
Discount rate	4.42%	4.32%
Rate of compensation increase	3.78%	N/A *

Net periodic benefit costs:
Discount rate	5.56%	5.31%
Rate of compensation increase	3.78%	N/A
Expected return on assets	6.04%	N/A

*                 Not applicable

Discount Rate Methodology

The projected benefit cash flows were discounted using the spot rates derived from the unadjusted Citigroup Pension Discount Curve at December 31, 2011 and an equivalent single discount rate was derived that resulted in the same liability. This single discount rate for each plan was used.

Plan Assets

The investment strategy with respect to assets relating to our pension plans is designed to achieve investment returns that will (a) provide for the benefit obligations of the plans over the long term; (b) limit the risk of short-term funding shortfalls; and (c) maintain liquidity sufficient to address cash needs. Accordingly, the asset allocation strategy is designed to maximize the investment rate of return while managing various risk factors, including but not limited to, volatility relative to the benefit obligations, diversification and concentration, and the risk and rewards profile indigenous to each asset class.

Pension Plans

The long-term strategic asset allocation is reviewed and revised annually. The plans’ assets are monitored by the Company’s Retirement Plans Committee and the investment managers, which can entail allocating the plans assets among approved asset classes within pre-approved ranges permitted by the strategic allocation.

At December 31, 2011, the actual asset allocation for the primary asset classes was 77% in fixed income securities, 17% representing the transfer due from the AIG Retirement Plan, and 6% in equity securities. The 2012 target asset allocation for the primary asset classes is 94% in fixed income securities and 6% in equity securities. The actual allocation may differ from the target allocation at any particular point in time.

Notes to Consolidated Financial Statements, Continued

The expected long-term rate of return for the plans was 6.0% for the Retirement Plan and 7% for the CommoLoCo Retirement Plan for 2011. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by the Company together are expected to maintain the plans’ ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term and thus not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

Assets Measured at Fair Value

The inputs and methodology used in determining the fair value of the plan assets are consistent with those used to measure our assets.

The following table presents information about our plan assets measured at fair value and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in thousands)	Level 1	Level 2	Level 3	Total

Successor Company
December 31, 2011

Assets:
Cash and cash equivalents	$1,587	$—	$—	$1,587
Equity securities:
U.S. (a)	1,612	16,831	—	18,443
International (b)	917	—	—	917
Fixed income securities:
U.S. investment grade (c)	—	268,077	—	268,077
U.S. high yield (d)	—	1.425	—	1.425
Transfer due from AIG Retirement Plan (e)	—	—	59,925	59,925
Total	$4,116	$286,333	$59,925	$350,374

(a)          Includes index funds that primarily track several indices including S&P 500 and S&P 600 in addition to other actively managed accounts, comprised of investments in large cap companies.

(b)         Includes investment funds in companies in emerging and developed markets.

(c)          Includes investment funds in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.

(d)         Includes investment funds in securities or debt obligations that have a rating below investment grade.

(e)          Represents the final settlement from the AIG Retirement Plan to the Retirement Plan to complete the transfer of plan assets, which will be complete by May 2012.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we have no significant concentrations of risks.

Notes to Consolidated Financial Statements, Continued

Changes in Level 3 Fair Value Measurements

The following table presents changes in our Level 3 plan assets measured at fair value:

		Net gains (losses) included in:		Purchases,
(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income (loss)	sales, issuances, settlements	Transfers into Level 3	Transfers out of Level 3	Balance at end of period

Successor Company
Year Ended December 31, 2011

Transfer due from AIG Retirement Plan	$—	$—	$—	$—	$59,925	$—	$59,925

Expected Cash Flows

Funding for the U.S. pension plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. This range is generally not determined until the fourth quarter. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. Supplemental and excess plans’ payments and postretirement plan payments are deductible when paid.

The annual pension contribution in 2012 is expected to be approximately $0.6 million for certain U.S. plans. These estimates are subject to change, since contribution decisions are affected by various factors including our liquidity, asset dispositions, market performance, and management’s discretion.

The expected future benefit payments, net of participants’ contributions, of our defined benefit pension plans and other postretirement benefit plans, at December 31, 2011 are as follows:

(dollars in thousands)	Pension	Postretirement

2012	$10,300	$174
2013	11,147	202
2014	11,978	229
2015	12,874	254
2016	13,874	282
2017-2021	86,431	1,818

Defined Contribution Plans

The Company sponsors a voluntary savings plan for U.S. employees, which provided for salary reduction contributions by employees and matching U.S. contributions by the Company of up to 6% of annual salary depending on the employees’ years of service. The salaries and benefit expense associated with this plan was $8.4 million in 2011. Effective January 1, 2012, the employees’ contribution of up to 6% will be matched by the Company by a percentage of the employees’ contribution of up to 6%, depending on the employees’ years of service.

Notes to Consolidated Financial Statements, Continued

SHARE-BASED COMPENSATION PLAN

We did not record any share-based compensation expense in 2011. We recorded share-based compensation expense of $15.3 million in 2010.

Note 26.  Segment Information

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

Successor Company
At or for the Year Ended December 31, 2011

Revenues:
External:
Finance charges	$1,284,093	$326,071	$—	$13,893	$—	$261,490	$1,885,547
Insurance	324	—	120,135	108	—	(377)	120,190
Other	(20,340)	(18,622)	54,092	(22,059)	(4,617)	29,515	17,969
Intercompany	66,564	(437)	(47,838)	(18,289)	—	—	—
Interest expense	497,658	266,990	—	164,377	—	339,022	1,268,047
Operating expenses	566,085	58,858	21,832	23,409	—	34,718	704,902
Provision for finance receivable losses	152,193	103,391	—	(2,023)	—	79,287	332,848
Pretax income (loss)	114,705	(122,227)	59,552	(211,464)	(4,617)	(159,154)	(323,205)
Assets	9,185,012	4,761,876	1,217,293	1,179,183	871	(849,347)	15,494,888

Successor Company
At or for the One Month Ended December 31, 2010

Revenues:
External:
Finance charges	$113,257	$30,219	$—	$1,190	$—	$36,663	$181,329
Insurance	31	—	11,280	7	—	(49)	11,269
Other	1,166	(441)	4,845	5,518	(1,419)	10,874	20,543
Intercompany	5,704	99	(4,485)	(1,318)	—	—	—
Interest expense	48,340	26,422	—	15,122	—	28,809	118,693
Operating expenses	46,657	2,942	1,787	3,182	—	2,823	57,391
Provision for finance receivable losses	55,969	(15,560)	—	(154)	—	(1,488)	38,767
Bargain purchase gain	—	—	—	—	—	1,469,182	1,469,182
Pretax (loss) income	(30,808)	16,073	5,118	(12,708)	(1,419)	1,486,631	1,462,887
Assets	9,908,100	5,520,569	876,639	2,706,411	1,440	(752,209)	18,260,950

Predecessor Company
At or for the Eleven Months Ended November 30, 2010

Revenues:
External:
Finance charges	$1,317,057	$338,356	$—	$12,889	$—	$—	$1,668,302
Insurance	368	—	113,131	105	—	—	113,604
Other	(15,583)	27,502	51,821	78,122	(10,626)	—	131,236
Intercompany	59,357	988	(45,040)	(15,305)	—	—	—
Interest expense	539,053	299,411	—	158,005	—	—	996,469
Operating expenses	593,203	76,155	19,900	4,218	—	—	693,476
Provision for finance receivable losses	231,774	212,015	—	560	—	—	444,349
Pretax (loss) income	(2,831)	(220,735)	54,941	(85,477)	(10,626)	—	(264,728)
Assets	N/A *	N/A	N/A	N/A	N/A	—	N/A

*      Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2011 and 2010; therefore, balance sheet information at November 30, 2010 is not applicable.

Notes to Consolidated Financial Statements, Continued

	Branch	Centralized Real Estate	Insurance	All		Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Total

Predecessor Company
At or for the Year Ended December 31, 2009

Revenues:
External:
Finance charges	$1,755,350	$440,231	$—	$9,992	$—	$2,205,573
Insurance	481	—	136,415	51	—	136,947
Other	(32,994)	(78,590)	58,705	(22,161)	(6,526)	(81,566)
Intercompany	67,773	2,196	(54,301)	(15,668)	—	—
Interest expense	590,828	340,040	—	160,295	—	1,091,163
Operating expenses	654,259	61,193	21,086	5,487	—	742,025
Provision for finance receivable losses	904,199	368,139	—	3,208	—	1,275,546
Pretax (loss) income	(358,676)	(405,535)	55,720	(194,173)	(6,526)	(909,190)
Assets	11,605,989	6,463,774	937,684	3,764,975	14,964	22,787,386

The “All Other” column includes:

•                  corporate revenues and expenses such as management and administrative revenues and expenses, interest expense on debt not allocated to the business segments, and derivatives adjustments and foreign exchange gain or loss on foreign currency denominated debt that are not considered pertinent in determining segment performance;

•                  revenues, expenses, and assets from our foreign subsidiary, Ocean; and

•                  corporate assets which include cash, derivatives, prepaid expenses, deferred charges, and fixed assets.

The “Adjustments” column includes:

•                  realized gains (losses) on investment securities and commercial mortgage loans; and

•                  other assets that are not considered pertinent to determining performance.

The push-down accounting adjustments column includes the accretion or amortization of the valuation adjustments on the applicable revalued assets and liabilities resulting from the FCFI Transaction.

Notes to Consolidated Financial Statements, Continued

Note 27.  Interim Financial Information (Unaudited)

Our quarterly statements of operations for 2011 were as follows:

	Successor Company
(dollars in thousands)	Quarter Ended Dec. 31, 2011	Quarter Ended Sep. 30, 2011	Quarter Ended June 30, 2011	Quarter Ended Mar. 31, 2011

Interest income:
Finance charges*	$463,753	$467,810	$475,139	$478,845

Interest expense*	292,641	304,265	333,454	337,687

Net interest income	171,112	163,545	141,685	141,158

Provision for finance receivable losses*	104,931	81,567	89,569	56,781

Net interest income after provision for finance receivable losses	66,181	81,978	52,116	84,377

Other revenues:
Insurance	31,972	29,923	29,809	28,486
Investment	8,927	8,852	10,125	7,790
Gain on early extinguishment of secured term loan	—	—	10,664	—
Other*	(5,623)	4,388	(3,341)	(23,813)
Total other revenues	35,276	43,163	47,257	12,463

Other expenses:
Operating expenses:
Salaries and benefits	77,457	92,614	92,832	93,356
Other operating expenses	92,800	75,256	106,059	74,528
Insurance losses and loss adjustment expenses	13,269	15,113	137	12,595
Total other expenses	183,526	182,983	199,028	180,479

Loss before benefit from income taxes	(82,069)	(57,842)	(99,655)	(83,639)

Benefit from income taxes	(20,475)	(7,661)	(40,191)	(30,722)

Net loss	$(61,594)	$(50,181)	$(59,464)	$(52,917)

*                 See reconciliation below of amounts previously reported in our March 31, 2011 and June 30, 2011 Quarterly Reports on Form 10-Q to revised amounts presented above and Note 3 for further information on these reclassification adjustments.

(dollars in thousands)	Finance Charges	Provision for Finance Receivable Losses	Interest Expense	Other Revenues

Successor Company
Quarter ended June 30, 2011

As previously stated	$488,041	$102,471	$346,292	$9,497
Adjustment	(12,902)	(12,902)	(12,838)	(12,838)
As revised	$475,139	$89,569	$333,454	$(3,341)

Successor Company
Quarter ended March 31, 2011

As previously stated	$495,462	$73,398	$353,552	$(7,948)
Adjustment	(16,617)	(16,617)	(15,865)	(15,865)
As revised	$478,845	$56,781	$337,687	$(23,813)

Notes to Consolidated Financial Statements, Continued

Our quarterly statements of operations for 2010 were as follows:

	Successor Company	Predecessor Company
(dollars in thousands)	One Month Ended Dec. 31, 2010	Two Months Ended Nov. 30, 2010	Quarter Ended Sep. 30, 2010	Quarter Ended June 30, 2010	Quarter Ended Mar. 31, 2010

Interest income:
Finance charges	$181,329	$290,292	$448,459	$456,113	$473,438
Finance receivables held for sale originated as held for investment	—	—	—	9,547	10,871
Total interest income	181,329	290,292	448,459	465,660	484,309

Interest expense	118,693	179,642	281,020	269,979	265,828

Net interest income	62,636	110,650	167,439	195,681	218,481

Provision for finance receivable losses	38,767	85,547	119,227	54,951	184,624

Net interest income after provisions for finance receivable losses	23,869	25,103	48,212	140,730	33,857

Other revenues:
Insurance	11,269	19,970	30,753	31,361	31,520
Investment	431	6,556	12,966	10,616	7,651
Other	20,112	(21,308)	18,777	(2,614)	78,174
Total other revenues	31,812	5,218	62,496	39,363	117,345

Other expenses:
Operating expenses:
Salaries and benefits	30,860	67,462	123,111	97,951	99,388
Other operating expenses	26,531	42,832	95,862	85,780	81,090
Insurance losses and loss adjustment expenses	4,585	7,442	9,304	11,246	15,584
Total other expenses	61,976	117,736	228,277	194,977	196,062

Bargain purchase gain	1,469,182	—	—	—	—

Income (loss) before benefit from income taxes	1,462,887	(87,415)	(117,569)	(14,884)	(44,860)
Benefit from income taxes	(1,388)	(49,142)	(93,119)	(55,949)	(52,487)

Net income (loss)	$1,464,275	$(38,273)	$(24,450)	$41,065	$7,627

Notes to Consolidated Financial Statements, Continued

Note 28.  Fair Value Measurements

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

Fair Value Measurements — Recurring Basis

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

Notes to Consolidated Financial Statements, Continued

	Fair Value Measurements Using			Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	At Fair Value

Successor Company
December 31, 2011

Assets
Investment securities:
Bonds:
U.S. government and government sponsored entities	$—	$70,437	$—	$70,437
Obligations of states, municipalities, and political subdivisions	—	208,837	—	208,837
Corporate debt	—	456,774	2,800	459,574
RMBS	—	158,352	1,914	160,266
CMBS	—	30,527	7,944	38,471
CDO/ABS	—	87,824	8,916	96,740
Total	—	1,012,751	21,574	1,034,325
Preferred stocks	—	4,796	—	4,796
Other long-term investments (a)	—	—	4,127	4,127
Common stocks (b)	96	—	3	99
Total	96	1,017,547	25,704	1,043,347
Cash and cash equivalents in mutual funds	74,097	—	—	74,097
Cross currency interest rate derivatives	—	79,427	—	79,427
Total	$74,193	$1,096,974	$25,704	$1,196,871

Successor Company
December 31, 2010

Assets
Investment securities:
Bonds:
U.S. government and government sponsored entities	$—	$9,392	$—	$9,392
Obligations of states, municipalities, and political subdivisions	—	223,967	—	223,967
Corporate debt	—	339,639	3,110	342,749
RMBS	—	126,503	1,623	128,126
CMBS	—	2,625	7,841	10,466
CDO/ABS	—	6,672	11,263	17,935
Total	—	708,798	23,837	732,635
Preferred stocks	—	4,753	—	4,753
Other long-term investments (a)	—	—	6,432	6,432
Common stocks (b)	117	—	5	122
Total	117	713,551	30,274	743,942
Cash and cash equivalents in mutual funds	88,703	—	—	88,703
Short-term investments	—	10	—	10
Derivatives:
Cross currency interest rate	—	189,160	—	189,160
Equity-indexed	—	—	1,720	1,720
Interest rate	—	—	1,148	1,148
Total	—	189,160	2,868	192,028
Total	$88,820	$902,721	$33,142	$1,024,683

Liabilities
Derivatives:
Interest rate	$—	$40,057	$—	$40,057
Equity-indexed	—	213	—	213
Total	$—	$40,270	$—	$40,270

(a)          Other long-term investments excludes our interest in a limited partnership of $1.4 million at December 31, 2011 and 2010 that we account for using the equity method.

(b)         Common stocks excludes stocks not carried at fair value of $0.7 million at December 31, 2011 and $0.6 million at December 31, 2010.

Notes to Consolidated Financial Statements, Continued

We had no transfers between Level 1 and Level 2 during 2011.

The following table presents changes during 2011 in Level 3 assets and liabilities measured at fair value on a recurring basis:

				Purchases,
		Net (losses) gains included in:		sales,
	Balance at		Other	issuances,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Successor Company
Year Ended December 31, 2011

Investment securities:
Bonds:
Corporate debt	$3,110	$(40)	$(170)	$(100)	$—	$—	$2,800
RMBS	1,623	(554)	1,046	(201)	—	—	1,914
CMBS (b)	9,627	(305)	(404)	(974)	—	—	7,944
CDO/ABS (b)	9,477	137	(219)	(479)	—	—	8,916
Total	23,837	(762)	253	(1,754)	—	—	21,574
Other long-term investments (c)	6,432	—	(1,249)	(1,056)	—	—	4,127
Common stocks	5	—	(2)	—	—	—	3
Total investment securities	30,274	(762)	(998)	(2,810)	—	—	25,704
Derivatives:
Equity-indexed	1,720	3	—	(1,723)	—	—	—
Interest rate	1,148	—	—	(1,148)	—	—	—
Total derivatives	2,868	3	—	(2,871)	—	—	—
Total assets	$33,142	$(759)	$(998)	$(5,681)	$—	$—	$25,704

(a)          The detail of purchases, sales, issuances, and settlements during 2011 is presented in the table below.

(b)         Balance at beginning of period was adjusted to reflect a reclassification between CMBS and CDO/ABS.

(c)          Other long-term investments excludes our interest in a limited partnership of $1.4 million at December 31, 2011 that we account for using the equity method.

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis during 2011:

(dollars in thousands)	Purchases	Sales	Issuances	Settlements	Total

Successor Company
Year Ended December 31, 2011

Investment securities:
Bonds:
Corporate debt	$—	$—	$—	$(100)	$(100)
RMBS	—	—	—	(201)	(201)
CMBS	—	—	—	(974)	(974)
CDO/ABS	—	—	—	(479)	(479)
Total	—	—	—	(1,754)	(1,754)
Other long-term investments	2,851	(2,297)	—	(1,610)	(1,056)
Total investment securities	2,851	(2,297)	—	(3,364)	(2,810)
Derivatives:
Equity-indexed	—	—	—	(1,723)	(1,723)
Interest rate	—	—	—	(1,148)	(1,148)
Total derivatives	—	—	—	(2,871)	(2,871)
Total assets	$2,851	$(2,297)	$—	$(6,235)	$(5,681)

Notes to Consolidated Financial Statements, Continued

The following table presents changes during 2010 in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Net (losses) gains included in:		Purchases,
	Balance at		Other	sales,	Transfers	Balance
	beginning	Other	comprehensive	issuances,	in (out) of	at end of
(dollars in thousands)	of period	revenues	income	settlements	Level 3	period

Successor Company
One Month Ended December 31, 2010

Investment securities:
Bonds:
Corporate debt	$3,127	$(3)	$(14)	$—	$—	$3,110
RMBS	2,036	334	(726)	(21)	—	1,623
CMBS	7,409	41	414	(23)	—	7,841
CDO/ABS	11,224	13	110	(84)	—	11,263
Total	23,796	385	(216)	(128)	—	23,837
Other long-term investments*	6,728	221	(221)	(296)	—	6,432
Common stocks	5	—	—	—	—	5
Total investment securities	30,529	606	(437)	(424)	—	30,274
Derivatives:
Equity-indexed	1,991	(271)	—	—	—	1,720
Interest rate	—	—	—	1,148	—	1,148
Total derivatives	1,991	(271)	—	1,148	—	2,868
Total assets	$32,520	$335	$(437)	$724	$—	$33,142

Predecessor Company
Eleven Months Ended November 30, 2010

Investment securities:
Bonds:
Corporate debt	$49,978	$523	$921	$(14,251)	$(34,044)	$3,127
RMBS	449	(721)	889	(54)	1,473	2,036
CMBS	7,841	(6,815)	7,781	(5,535)	4,137	7,409
CDO/ABS	11,381	(5)	1,824	(2,457)	481	11,224
Total	69,649	(7,018)	11,415	(22,297)	(27,953)	23,796
Other long-term investments*	7,758	186	597	(1,813)	—	6,728
Common stocks	261	(2)	2	300	(556)	5
Total investment securities	77,668	(6,834)	12,014	(23,810)	(28,509)	30,529
Equity-indexed derivatives	1,645	319	—	27	—	1,991
Total assets	$79,313	$(6,515)	$12,014	$(23,783)	$(28,509)	$32,520

*                 Other long-term investments excluded our interest in a limited partnership that we account for using the equity method of $1.4 million at November 30, 2010 and December 31, 2010.

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

Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable, or when a long-term interest rate significant to a valuation becomes short-term and thus observable. During the eleven months ended November 30, 2010, we transferred approximately $52.6 million of assets out of Level 3, consisting of certain private placement corporate debt, CDO/ABS, and common stock. Transfers out of Level 3 for private placement corporate debt and common stock are primarily the result of using observable pricing information or a third-party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market. Transfers out of Level 3 for CDO/ABS investments are primarily due to increased usage of pricing from valuation service providers that are reflective of market activity, where previously an internally adjusted price had been used.

There were no unrealized gains or losses recognized in earnings on instruments held at December 31, 2011 or 2010.

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

Fair Value Measurements — Nonrecurring Basis

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Notes to Consolidated Financial Statements, Continued

The following table presents information about our assets measured at fair value on a non-recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilize to determine such fair value:

	Fair Value Measurements Using					Impairment
(dollars in thousands)	Level 1		Level 2	Level 3	Total	Charges

Successor Company
At or for the Year Ended December 31, 2011

Real estate owned	$—		$—	$152,702	$152,702	$41,339
Other intangible assets	—		—	2,595	2,595	12,797
Total	$—		$—	$155,297	$155,297	$54,136

Successor Company
At or for the One Month Ended December 31, 2010

Real estate owned	$—		$—	$210,473	$210,473	$2,940

Predecessor Company
At or for the Eleven Months Ended November 30, 2010

Real estate owned	N/A	*	N/A	N/A	N/A	$36,930

*                 Not applicable. The Consolidated Balance Sheets in Item 8 are presented at December 31, 2011 and 2010; therefore, balance sheet information at November 30, 2010 is not applicable.

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value during 2011, the one month ended December 31, 2010, and the eleven months ended November 30, 2010 and recorded the writedowns in other revenues. The fair values disclosed in the tables above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of other intangible assets, we recognized $0.6 million of impairment in operating expenses in fourth quarter 2011 related to our customer lists intangible assets as a result of accelerated liquidations of our branch network loan portfolio. Additionally, as part of our strategic review of operations, we have ceased new loan originations in our Ocean operations effective January 1, 2012. As a result, we determined that our Ocean trade names and customer relationships intangible assets had no continuing fair value and the remaining unamortized carrying amounts of $11.2 million and $1.0 million, respectively, were written off and charged to operating expenses in fourth quarter 2011.

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

	Successor Company
	December 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Net finance receivables, less allowance for finance receivable losses	$13,098,754	$13,085,997	$14,352,518	$14,169,083
Cash and cash equivalents (excluding cash and cash equivalents in mutual funds, and short-term investments)	615,489	615,489	1,308,850	1,308,850
Commercial mortgage loans	121,287	100,640	128,364	127,872

Liabilities
Long-term debt	13,070,393	11,903,815	15,168,034	15,271,192

Off-balance sheet financial instruments
Unused customer credit limits	—	—	—	—

FAIR VALUE MEASUREMENTS —

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

Notes to Consolidated Financial Statements, Continued

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

Commercial Mortgage Loans

We estimated the fair value of commercial mortgage loans using projected cash flows discounted at an appropriate rate based upon market conditions.

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

Note 29.  Legal Settlements

In March 2010, WFI and AIG Federal Savings Bank (AIG Bank) settled a civil lawsuit brought by the United States Department of Justice (DOJ) for alleged violations of the Fair Housing Act and the Equal Credit Opportunity Act. The DOJ alleged that WFI and AIG Bank allowed independent wholesale mortgage loan brokers to charge certain minority borrowers higher broker fees than were charged to certain other borrowers between 2003 and 2006. WFI and AIG Bank denied any legal violation, and maintained that at all times they conducted their lending and other activities in compliance with fair-lending and other laws. As part of the settlement, WFI and AIG Bank agreed to provide $6.1 million for borrower remediation. In March 2010, we paid $6.1 million into an escrow account pursuant to the terms of the settlement agreement with the DOJ. All remediation claims have been paid. Following completion of the remediation and pursuant to the terms of the settlement agreement, in July 2011 all remaining funds, totaling $1.3 million, were distributed to charities for use in consumer education programs. The Company has no further monetary obligations under the settlement agreement.

Notes to Consolidated Financial Statements, Continued

Note 30.  Subsequent Events

Cessation of Real Estate Lending

As of January 1, 2012, the Company ceased new originations of real estate loans so that it could focus on its other consumer lending products and its insurance operations.

Branch Office Closings — February 1, 2012

As part of a strategic review of our operations, on February 1, 2012, we informed affected employees of our plan to close approximately 60 branch offices and immediately cease consumer lending and retail sales financing in 14 states where we do not have a significant presence and in southern Florida. The states affected are: Arizona, Delaware, Iowa, Kansas, Maryland, Michigan, Montana, Nebraska, Nevada, New Jersey, New York, South Dakota, Utah, and Wyoming. Customer accounts in the affected areas will be serviced by our other branches in those states or by other service centers. As a result of the initial branch closings, we expect to incur a pretax charge in the first quarter of 2012 of approximately $5.3 million.

Also as a result of these branch office closings, our workforce was immediately reduced by approximately 200 employees. The branch closings and workforce reductions are the result of our efforts to return to profitability. However, there can be no assurance that these efforts will be effective.

Sales of Retained Senior and Subordinated Interests

On February 10, 2012, we sold certain previously retained subordinated trust certificates from our March 2010 securitization. The certificates had a face value of $215.6 million and were sold at 103.6% (before taxes and selling expenses and excluding accrued interest). Also on February 10, 2012, we sold a previously retained senior note from our September 2011 securitization. The note had a face value of $49.7 million and was sold at 99.3% (before taxes and selling expenses and excluding accrued interest).

Headquarters Workforce Reduction

On February 15, 2012, we reduced the workforce at our Evansville, Indiana headquarters by approximately 130 employees due to the cessation of real estate lending, the branch closings, and the cessation of consumer lending and retail sales financing in 14 states and southern Florida, and as part of our efforts to return to profitability. However, there can be no assurance that these efforts will be effective.

Notes to Consolidated Financial Statements, Continued

Branch Office Closings — March 2, 2012

As part of a strategic review of our operations, on March 2, 2012, we informed affected employees of our plan to immediately consolidate certain branch operations and close approximately 150 branch offices in 25 states. The states affected are: Alabama, California, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. Customer accounts in the affected areas will be serviced by our other branches in those states or by other service centers. As a result of these branch closings, we expect to incur a pretax charge in the first quarter of 2012 of approximately $12.5 million.

Also as a result of these branch office closings, our workforce was immediately reduced by approximately 360 employees. The branch closings and workforce reductions are the result of our efforts to return to profitability. However, there can be no assurance that these efforts will be effective.

Sale of Finance Receivables

On March 2, 2012, the Company sold approximately 13,100 non-real estate and retail sales finance receivable accounts in Delaware, New Jersey, and Maryland with a carrying value of $45.0 million pursuant to a letter of intent to sell dated January 27, 2012. The receivables were sold at a loss of $0.4 million.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of December 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)                     Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for the integrity and fair presentation of our consolidated financial statements and all other financial information presented in this report. We prepared our consolidated financial statements using U.S. GAAP, and they reflect all material correcting adjustments. We made estimates and assumptions that affect amounts recorded in the financial statements and disclosures of contingent assets and liabilities.

The Company’s management is responsible for establishing and maintaining an effective system of internal control over financial reporting. We established this system to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with U.S. GAAP under management’s direction and that financial records are reliable to prepare financial statements. We support the internal control structure with careful selection, training and development of qualified personnel. The Company’s employees are subject to a Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. In addition, a Code of Ethics was adopted for Principal Executive and Senior Financial Officers that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and Controller. We do not allow loans to executive officers. The Company’s system of internal control over financial reporting includes a documented organizational structure and policies and procedures that we communicate throughout the Company. The internal audit department continually monitors the operation of our internal controls and reports their findings to the Company’s management. We take prompt action to correct control deficiencies and improve the system.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our internal control over financial reporting as of the end of each year using the framework and criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the internal control over financial reporting as of December 31, 2011, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the internal control over financial reporting was effective and that the consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(c)                      Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Resignation of Officer

On March 15, 2012, Raymond S. Brown, Senior Vice President, advised the Company of his intent to resign as an officer of the Company and its subsidiaries on March 31, 2012.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

DIRECTORS

The Company’s directors are elected for one year terms at the annual meeting of the shareholder. Information regarding the directors of the Company is presented below:

Bradford D. Borchers, age 48

Executive Vice President and Director

Mr. Borchers has been Executive Vice President of Branch Operations and a director since April 2008. He is also a director of SLFC. Mr. Borchers started as a management trainee with the Company in 1983 and has held positions of increasing responsibility over the intervening 29 years. Before being promoted to Executive Vice President, Mr. Borchers was a Senior Director of Operations for the Company from 2004 to 2008.

Mr. Borchers holds an Associates Degree in Accounting from Kankakee Community College. His extensive experience with all facets of the Company’s branch operations allows Mr. Borchers to provide the Company’s Board with an important perspective of the Company’s operations.

Donald R. Breivogel, Jr., age 51

Senior Vice President, Chief Financial Officer, and Director

Mr. Breivogel has been a director of the Company and of SLFC since March 2001. He joined the Company in 1988 as Accounting Manager, and held various positions in the Accounting and Finance area until he was named Vice President and Treasurer in 2000. He was promoted to Vice President, Chief Financial Officer and Treasurer in February 2001. He was promoted to Senior Vice President in February 2002, retaining the title of Chief Financial Officer, but relinquishing the duties of Treasurer. Mr. Breivogel also oversees the Human Resources function.

Mr. Breivogel received his BS from the University of Southern Indiana and holds a CPA license. His extensive experience with finance and detailed knowledge of the Company’s financial operations is an invaluable tool for the Board.

Robert A. Cole, age 60

Senior Vice President and Director

Mr. Cole has been a director since December 1997. He is also a director of SLFC. In his position as Senior Vice President for Marketing and Insurance Operations for the Company, a role he assumed in 2001, Mr. Cole oversees two key functions for the Company. He also assumed responsibility for the Company’s facilities and general services operations in 2008 and the legal and information technology functions in 2011. Prior to taking over the Company’s marketing and insurance operations, Mr. Cole had been Senior Vice President, Risk Management, and Chief Financial Officer. He joined the Company in 1989.

Mr. Cole has a BS in Industrial Management from Purdue University and an MBA from DePaul University. Mr. Cole’s lengthy tenure with the Company in various high-level positions gives the Board the benefit of a broad view of the Company’s operations, as well as historical context.

Wesley R. Edens, age 50

Chairman of the Board and Director

Mr. Edens was elected to the Board on November 30, 2010 and elected as Chairman of the Board on September 13, 2011. He also serves as the Chairman of the Compensation Committee. He is also a director of SLFC. He is the founding principal and Co-Chairman of the board of directors of Fortress (our indirect parent and an alternative assets investment company) and has been a principal and the Chairman of the Management Committee of Fortress since co-founding Fortress in May 1998. Previously, Mr. Edens served as Chief Executive Officer of Fortress from inception to August 2009. Mr. Edens has primary investment oversight of Fortress, private equity and publicly traded alternative businesses. He is the Chairman of the board of directors of each of Aircastle Limited (a commercial aircraft sales and leasing company), Brookdale Senior Living Inc. (an operator of senior living communities), Eurocastle Investment Limited (a closed-end investment company), GateHouse Media, Inc. (a publisher of print and online media), Mapeley Limited (a real estate investor and asset manager), Nationstar Mortgage Holdings, Inc. (a residential mortgage loan originator and servicer), and Newcastle Investment Corp. (a real estate investment and finance company). He is a director of GAGFAH S.A. (a residential property owner and manager) and Penn National Gaming Inc. (an owner and operator in the gaming and racing industry). Mr. Edens was Chief Executive Officer of Global Signal Inc. from February 2004 to April 2006 and Chairman of the board of directors of that company from October 2002 to January 2007. Mr. Edens serves as Chairman, Chief Executive Officer and Trustee of Fortress Investment Trust II (a registered investment company that de-registered with the SEC in January 2011). Mr. Edens previously served on the boards of the following publicly traded company and registered investment companies: Crown Castle Investment Corp. (merged with Global Signal Inc.) from January 2007 to July 2007; Fortress Brookdale Investment Fund LLC, from August 13, 2000 (deregistered with the SEC in March 2009); Fortress Pinnacle Investment Fund, from July 24, 2002 (deregistered with the SEC in March 2008); and RIC Coinvestment Fund LP, from May 10, 2006 (deregistered with the SEC in June 2009).

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

Susan Givens, age 35

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

Douglas L. Jacobs, age 64

Director

Mr. Jacobs was elected to the Board on November 30, 2010. Mr. Jacobs is also a director of SLFC; Fortress (our indirect parent and an alternative assets investment company), where he chairs the Audit Committee and is a member of the Compensation Committee; Clear Channel Outdoor (an international outdoor advertising company), where he chairs the Audit Committee and is a member of the Compensation Committee; and Doral Financial Corporation (a financial services company), where he is Chairman of the Risk Policy Committee and a member of the Dividend Committee. From November 2004 to mid-2008, Mr. Jacobs was also a director of ACA Capital Holdings, Inc. (a financial guaranty company), where he was Chairman of the Audit Committee and a member of the Compensation and Risk Management Committees. Mr. Jacobs was a director and Chairman of the Audit Committee for Global Signal Inc. from February 2004 until January 2007, and also was a director of Hanover Capital Mortgage Holdings, Inc. (a mortgage REIT) from 2003 until 2007. From 1988 to 2003, Mr. Jacobs was an Executive Vice President and Treasurer at FleetBoston Financial Group (a financial services firm), managing the company’s funding, securitization, capital, and asset and liability management activities in addition to its securities, derivatives, and mortgage loan portfolios. Prior to joining FleetBoston, Mr. Jacobs was active in a variety of positions at Citicorp (a global banking institution) for over 17 years, culminating in his role as Division Executive of the Mortgage Finance Group.

Mr. Jacobs holds a BA from Amherst College and an MBA from the Wharton School of Business at the University of Pennsylvania. As a result of his past experiences, Mr. Jacobs has finance and management expertise and experience serving on public company boards and committees, which provide him with the qualifications and skills to serve as a director.

Alpheus E. Keller II, age 63

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

Jay N. Levine, age 50

President, Chief Executive Officer, and Director

Mr. Levine has served as President, Chief Executive Officer, and Director of the Company since October 1, 2011. Mr. Levine served as President and Chief Executive Officer and as a director of Capmark Financial Group Inc. (Capmark), a commercial real estate finance company, from December 2008 until February 2011. On October 25, 2009, Capmark and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Capmark and certain of its debtor subsidiaries emerged from bankruptcy on September 30, 2011.

From 2000 to 2008, Mr. Levine served as President, Chief Executive Officer (Co-CEO from March 2000 until January 2007), and a member of the board of directors of RBS Global Banking & Markets, North America, a banking and financial services company, and Chief Executive Officer of RBS Greenwich Capital, a financial services company, with responsibility for the company’s institutional business in the United States. Previously, Mr. Levine was co-head of the Mortgage and Asset Backed Departments at RBS Greenwich Capital.

Mr. Levine earned a BA in economics from the University of California at Davis. Mr. Levine’s extensive experience in the financial industry and his previous experience as an executive officer and director of financial services companies allow him to provide the Board with a broad perspective of the Company’s industry.

Randal A. Nardone, age 56

Director

Mr. Nardone was elected to the Board on November 30, 2010 and serves on the Compensation Committee. He is also a director of SLFC. Mr. Nardone is a principal and has been a member of the board of directors of Fortress (our indirect parent and an alternative assets investment company) since November 2006, and a member of the Management Committee of Fortress since 1998. Mr. Nardone has served as interim Chief Executive Officer of Fortress since December 21, 2011.

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

Peter M. Smith, age 44

Director

Mr. Smith was elected to the Board on November 30, 2010. He is also a director of SLFC. Mr. Smith is a managing director in the Private Equity business at Fortress (our indirect parent and an alternative assets investment company) and is also a member of its Management Committee. At Fortress, Mr. Smith has been a senior team member focused on acquisitions and ongoing management of various finance company investments. Prior to joining Fortress in May 1998, Mr. Smith worked at UBS (a financial services firm) and, before that, at BlackRock Financial Management Inc. (an investment management firm) from 1996 to 1998. Mr. Smith worked at CRIIMI MAE Inc. (a commercial mortgage company) during 1996.

Mr. Smith received a BBA in Finance from Radford University and an MBA in Finance from George Washington University. He brings extensive acquisition, management and financing experience in the financial services sector, which makes him qualified to be a director.

EXECUTIVE OFFICERS

Information regarding the executive officers of the Company is presented below:

Jay N. Levine, age 50

President and Chief Executive Officer

See Mr. Levine’s biography in “— Directors”.

Bradford D. Borchers, age 48

Executive Vice President

See Mr. Borchers’s biography in “— Directors”.

Donald R. Breivogel, Jr., age 51

Senior Vice President and Chief Financial Officer

See Mr. Breivogel’s biography in “— Directors”.

Raymond S. Brown, age 63

Senior Vice President

Mr. Brown was appointed Vice President of the Company’s Risk Management function in 1999, and was promoted to Senior Vice President in August 2005. He served as Chief Compliance Officer from September 2010 until October 2011. He started employment with the Company in 1987, left the Company in 1997, and rejoined the Company in 1999.

Robert A. Cole, age 60

Senior Vice President — Marketing and Insurance Operations

See Mr. Cole’s biography in “— Directors”.

Lenis McClain, age 59

Vice President — Auditing

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

Leonard J. Winiger, age 62

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

CODE OF ETHICS

The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers (the Code of Ethics) that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and Controller. The Code of Ethics is posted on “About Us — Investor Information — Corporate Governance” of our website at www.SpringleafFinancial.com. We will post any amendments to the Code of Ethics and any waivers that are required to be disclosed on our website.

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

The Company is committed to compensation practices that allow us to attract and retain capable and experienced professionals and motivate them to achieve short-term and long-term business results. This section discusses the compensation awarded to, earned by, or paid to the Company’s named executive officers for 2011. Under applicable SEC rules, the Company’s named executive officers include its Chief Executive Officer, Chief Financial Officer, the three other most highly compensated executive officers who were serving as executive officers of the Company as of December 31, 2011, and up to two additional individuals who would have been included but for the fact that they were not serving as executive officers at year end. The Company’s named executive officers for 2011 are Jay N. Levine, Donald R. Breivogel, Jr., Bradford D. Borchers, Raymond S. Brown, Vincent J. Ciuffetelli, and Robert A. Cole. Frederick W. Geissinger, who resigned as President and Chief Executive Officer of the Company effective as of October 1, 2011, is also considered a named executive officer under the SEC’s rules because he served as Chief Executive Officer during part of 2011. These six executive officers are referred to as the “named executives.”

Organizational Overview. Until November 30, 2010, SLFI was an indirect wholly-owned subsidiary of AIG. As a result, many of the decisions affecting the Company’s 2010 executive compensation program were made prior to it being sold by AIG and those decisions were determined in the context of SLFI being an indirect wholly-owned subsidiary and not a stand alone entity. In addition, in 2009, AIG became subject to strict, legally mandated limits on the structure and amounts of compensation it could pay to its executive officers and other highly compensated employees (the TARP Standards), which affected the compensation decisions in 2009 and 2010 with respect to Mr. Geissinger, our Chief Executive Officer at the time. The compensation decisions for Mr. Geissinger under the TARP Standards were effectively confined to approving compensation awards up to the amounts allowed by the TARP Special Master. While our other named executives were not subject to the TARP Standards, the compensation awarded to these individuals prior to November 30, 2010 was nonetheless determined by the general compensation policies in place at AIG.

Executive compensation decisions made since November 30, 2010, the effective date of the sale of SLFI, were not subject to the TARP Standards. Since November 30, 2010, executive compensation decisions have been made in the context of the results achieved by the Company’s executive team during 2010 and 2011 in maintaining the underlying operating performance of our business in light of the decline in worldwide economic conditions and the constraints on our liquidity.

Objectives and Design of Compensation Framework

In 2011, our compensation philosophy focused on the following strategies, which are designed to advance the short- and long-term goals of the Company:

•                  achieving goals relating to maintaining and developing origination volume;

•                  monetizing assets;

•                  minimizing charge-offs;

•                  controlling credit quality in a strong risk return culture; and

•                  sustaining a substantial capital and liquidity base.

Compensation decisions are based upon evaluation as to how the executive’s performance contributed to the Company’s attainment of the established strategies.

Executive Compensation Program Elements

Compensation for Mr. Levine. On September 13, 2011, the Board of Directors of the Company appointed Mr. Levine to the positions of President, Chief Executive Officer, and Director of the Company, effective October 1, 2011. As of December 31, 2011, the Company’s Compensation Committee had not determined Mr. Levine’s compensation package, and Mr. Levine received no base salary or bonus compensation from the Company for 2011.

Compensation for Mr. Geissinger and the Other Named Executives. The following chart sets forth various compensation elements under the executive compensation program for 2011, each of which is described in detail in this Compensation Discussion and Analysis, and the purpose of each element.

Executive Compensation Elements —Named Executives

Program Element	Purpose
Cash Salary	• Provides base pay levels that are competitive with market practices in order to attract, motivate and retain top executive talent.

Annual Bonuses	• Provides annual incentive opportunities that are competitive with market practices in order to attract, motivate and retain top executive talent.
• Provides a form of compensation tied to achieving the short and long-term objectives of the Company.
• Aligns interests of executives with those of our stakeholders.

Compensation Elements for Mr. Geissinger

Cash Salary. Cash salary provides a constant stream of pay that is intended to be competitive with market practices in order to attract, motivate and retain executive talent. From 2009 through his retirement on October 1, 2011, Mr. Geissinger received an annual base salary of $500,000.

Annual Bonus. In March 2011, the Company’s Board of Directors established a Compensation Committee (the Compensation Committee). The Compensation Committee decides whether to award an annual bonus to the Company’s Chief Executive Officer and also determines the amount of such bonus. Bonuses generally are based on performance against established goals for the year. Mr. Geissinger did not receive any bonus for 2011 because he retired prior to the end of 2011.

Stock Salary. In 2009, AIG implemented a program allowing for a portion of Mr. Geissinger’s total salary to be paid in regular grants of immediately vested stock units (Stock Salary). The Stock Salary was based on the value of AIG’s common stock (AIG Common Stock) and AIG long-term debt securities (Long-Term Performance Units, or LTPUs). While grants awarded in previous years continue to be paid according to the award’s schedule, no Stock Salary grants were awarded following the Company’s sale on November 30, 2010.

Other Compensation. Mr. Geissinger did not receive any other forms of compensation in 2011.

Compensation Elements for Other Named Executives

In 2011, the Chief Executive Officer at the time the decision was made determined each compensation element for the other named executives based on the executive’s level of responsibility, historical compensation and contribution to our performance, and for incentive compensation, a subjective assessment of performance. Below is a description of each element of compensation awarded to the other named executives, as well as the amounts earned by or paid to them in 2011.

Cash Salary. Cash salary provides a constant stream of pay that is intended to be competitive with market practices in order to attract, motivate and retain executive talent. The cash salary levels for Messrs. Breivogel, Borchers, and Brown were increased between 3% and 9% for 2011. Messrs. Ciuffetelli and Cole did not receive a base salary increase in 2011. We reviewed market data on key management positions from professional published compensation surveys. This information was used to determine an acceptable range of total cash compensation and provide general guidance to the compensation decision process. For 2011, multiple published salary surveys were used for comparison of key positions at the Company. Generally, the Company compared the cash salary of its named executives to the 25th and the 75th percentile of such salary surveys.

Annual Bonuses. In the first quarter of each fiscal year, the Chief Executive Officer will make a recommendation to the Compensation Committee regarding bonus awards for the other named executives for their performance in the prior fiscal year. The Compensation Committee will evaluate the recommendation of the Chief Executive Officer, approve bonus awards, if any, with any modifications it deems appropriate, and make a recommendation to the Company’s Board of Directors regarding the bonus awards. The Company’s Board of Directors makes the final determination regarding bonus awards to the other named executives. The decision regarding bonuses generally is based on performance against established goals for the year and ranking among peers within the Company, and weighed against guidelines provided by the Company’s Human Resources Department. In early 2012, Messrs. Breivogel, Borchers, Brown, Ciuffetelli, and Cole were awarded discretionary annual bonuses for 2011 performance based on the Chief Executive Officer’s subjective assessment of their performance relative to both individual and the Company’s performance objectives. A portion of these bonuses was paid in February 2012. In order to incentivize continued service, the remainder of these bonuses will be paid in August 2012, provided the applicable executive is employed with the Company on the payment date, or otherwise is eligible for the bonus.

Long-Term Incentive Compensation. No long term incentive program was in place for 2011.

Other Compensation Elements Available to Named Executives

Termination Benefits and Policies. During 2011, Messrs. Geissinger, Breivogel, Brown, and Cole were participants in the Springleaf Finance, Inc. Executive Severance Plan (ESP), which was adopted by SLFI on behalf of itself and its subsidiaries on March 11, 2011, effective as of November 30, 2010. Mr. Geissinger was no longer a plan participant following his retirement on October 1, 2011.

For the participating named executives, the ESP provides for severance payments and benefits if a participating executive is terminated other than by reason of death, disability, resignation by the executive without “Good Reason” (as defined in the ESP), or termination by the Company for “Cause” (as defined in the ESP).

In the event that the named executive is terminated without Cause by the Company or resigns for Good Reason, a participant at the named executive’s level will be eligible to receive an amount ranging from one-twelfth to 100% of the sum of his annual base salary and three-year-average of annual cash bonuses, which is based on the executive’s seniority or length of service. Messrs. Breivogel, Brown, and Cole are entitled to receive 100% of the sum of their respective annual base salaries and three-year average of annual cash bonuses due to their length of service. Unvested long-term awards continue to vest during the severance period and are forfeited if not vested or settled as of the end of the severance period. Each participant is also eligible to receive continued health and group life insurance benefits on the same terms as active employees during the severance period. Any severance payments that would otherwise be payable under the ESP will be offset by any amounts resulting from the participant’s subsequent employment by another employer. The executive is required to sign a severance and release agreement in order to be eligible for severance benefits and must comply with the terms of such agreement in order to continue receiving benefits.

Welfare and Other Indirect Benefits. Each of the named executives participates in the same health and welfare benefit plans and fringe benefit programs generally available to all other employees.

Retirement Benefits. The Company provides retirement benefits to eligible employees, including both defined contribution plans (such as 401(k) plans) and traditional pension plans (called defined benefit plans).

We currently have one active defined contribution plan for eligible employees at the named executives’ level, a 401(k) plan which is tax-qualified. We match a percentage of participants’ contributions to the 401(k) plan depending on the participant’s length of service. The match for each of the named executives in 2011 was $17,149.

Our defined benefit plans include a tax-qualified pension plan and an Excess Retirement Income Plan (a “restoration” plan). Each of these plans provides for a yearly benefit based on years of service and average final salary. These plans and their benefits are described in greater detail in “— Pension Benefits.”

Mr. Geissinger was grandfathered in the Supplemental Executive Retirement Agreement (SERA), which is a plan implemented between American General Corporation (AGC) (a predecessor holding company of the Company) and Mr. Geissinger on May 1, 2000 to provide supplemental retirement benefits in the year prior to AIG acquiring AGC. The plan was frozen following the acquisition of AGC by AIG as of August 29, 2001. It was assumed by the Company on December 23, 2010 and remains a frozen plan. As a result of Mr. Geissinger’s retirement, benefits under this plan were paid to him. There are no additional plan participants.

Process for Compensation Decisions

Role of the Compensation Committee. In March 2011, the Company’s Board of Directors established the Compensation Committee. In accordance with its charter, the Committee’s role is to evaluate annually the performance of the Chief Executive Officer in light of the goals and objectives of the Company’s executive compensation plans, and determine and approve the Chief Executive Officer’s compensation level based on this evaluation. The Committee also makes recommendations to the Company’s Board of Directors regarding the compensation of the other executive officers of the Company based on the recommendation of the Chief Executive Officer.

Role of the Company’s Chief Executive Officer. The compensation of the other executive officers is recommended by the Chief Executive Officer, which is approved by the Compensation Committee, with such modifications as the Committee deems appropriate, and recommended to the Company’s Board of Directors.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed with management the Compensation Discussion and Analysis contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the 2011 Form 10-K). Based on such review and discussions, the Compensation Committee of the Company has recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the 2011 Form 10-K filed with the United States Securities and Exchange Commission.

Respectfully submitted,

The Compensation Committee of the Board of Directors

Wesley R. Edens

Randal A. Nardone

2011 EXECUTIVE COMPENSATION

The following tables contain compensation information with respect to the Company’s named executives for 2011. Each of the named executives of the Company is also a named executive of SLFC. SLFC does not allocate the compensation that such individuals receive between the two companies. SLFC pays the compensation presented below to such individuals for services they provide to SLFI, SLFC, and all subsidiaries of both companies. Under applicable SEC rules, the Company’s named executives include its Chief Executive Officer, Chief Financial Officer, the three other most highly compensated executive officers who were serving as executive officers of the Company on December 31, 2011, Mr. Geissinger, who served as the Company’s Chief Executive Officer until his retirement in October 2011, and Mr. Ciuffetelli, who would have been one of the three most highly compensated executive officers of the Company in 2011 but for the fact that he was no longer serving as an executive officer as of December 31, 2011.

2011 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total

Jay N. Levine (1)	2011	$—	$—	$—	$—	$—	$—	$—	$—
President and Chief
Executive Officer

Frederick W. Geissinger	2011	$393,269	$—	$—	$—	$—	$370,653	$17,149	$781,071
Former President and	2010	500,000	710,000	1,526,000	—	75,000	348,703	17,150	3,176,853
Chief Executive Officer	2009	632,213	44,062	770,000	—	415,000	87,961	20,340	1,969,576

Donald R. Breivogel, Jr.	2011	$323,704	$92,500	$—	$—	$—	$190,773	$17,149	$624,126
Senior Vice President and	2010	314,081	157,521	—	164,142	1,240,213	108,024	17,150	2,001,131
Chief Financial Officer	2009	312,908	244,202	—	—	—	54,827	17,150	629,087

Bradford D. Borchers	2011	$293,750	$130,000	$—	$—	$—	$213,629	$17,149	$654,528
Executive Vice President	2010	266,058	154,658	—	128,960	976,850	102,008	17,150	1,645,684
	2009	237,981	240,000	—	—	—	47,405	17,150	542,536

Raymond S. Brown	2011	$246,000	$67,500	$—	$—	$—	$157,741	$17,149	$488,390
Senior Vice President	2010	230,192	131,016	—	126,462	915,411	95,575	17,151	1,515,807
	2009	229,327	230,000	—	—	—	67,961	17,150	544,438

Vincent J. Ciuffetelli (8)	2011	$256,000	$80,000	$—	$—	$—	$105,151	$17,149	$458,300
Senior Vice President and
Chief Information Officer

Robert A. Cole	2011	$316,200	$92,500	$—	$—	$—	$203,067	$17,149	$628,916
Senior Vice President	2010	314,077	131,016	—	144,502	1,131,133	158,070	17,150	1,895,948
	2009	312,904	275,600	—	—	—	73,067	17,150	678,721

(1)                                     Mr. Levine received no compensation from the Company in 2011.

(2)                                     The amounts reported in this column for 2011 represent a discretionary cash award. As described above in “— Annual Bonuses,” a second payment (Mr. Breivogel ($82,500), Mr. Borchers ($120,000), Mr. Brown ($57,500), Mr. Cole ($82,500), and Mr. Ciuffetelli ($70,000)) will be made in August 2012 to those executives who remain actively employed at the time of payment or otherwise meet the eligibility requirements.

The amounts reported in this column for 2010 represent (i) special discretionary bonuses (Mr. Breivogel ($7,521), Mr. Borchers ($4,658), Mr. Brown ($6,016) and Mr. Cole ($6,016)), and (ii) 2010 year-end cash bonuses (Mr. Breivogel ($150,000), Mr. Borchers ($150,000), Mr. Brown ($125,000) and Mr. Cole ($125,000)). The special discretionary bonuses were paid to replace restricted stock units (RSUs) that were forfeited upon the consummation of the sale of the Company.

The amounts reported in this column for 2009 represent (i) retention bonuses (Mr. Breivogel ($184,202), Mr. Borchers ($180,000), Mr. Brown ($180,000) and Mr. Cole ($245,600)), and (ii) year-end cash bonuses (Mr. Breivogel ($60,000), Mr. Borchers ($60,000), Mr. Brown ($50,000) and Mr. Cole ($30,000)). Retention awards were paid to key executives in 2009 to retain their expertise and support the integrity of the Company essential to long-term success in light of the economic downturn.

(3)                                     No stock awards were made in 2011.

The amounts reported in this column for Mr. Geissinger in 2010 consist of the following: (i) one year Stock Salary grant ($130,000), (ii) three year Stock Salary grant ($640,000), (iii) variable stock award ($415,000), (iv) RSU grant ($475,000), and (v) LTPUs representing 50% of a sale completion bonus ($75,000). The RSUs and a portion of the Stock Salary grant were subsequently forfeited as a result of the sale of the Company. In 2011, Mr. Geissinger was paid $143,015 for the Stock Salary grants awarded in 2009 and 2010. He also received the second part of his 2010 variable cash award totaling $207,500 in November 2010.

The amounts reported in this column are valued based on the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation. In calculating the 2010 variable stock award value, we used the closing stock price on the grant date ($34.45) as the assumed price. Each 2010 LTPU represented a mix of AIG’s 8.175% Series A-6 Junior Subordinated Debentures (Hybrid Securities) and AIG Common Stock, par value $2.50 per share. The assigned value of an LTPU on the grant date equaled $1,000, and the underlying securities for the LTPU consisted of AIG Common Stock and Hybrid Securities with assigned values on the grant date of $200 and $800, respectively.

(4)                                     No option awards were made in 2011.

In 2010, all the named executives except Mr. Geissinger were granted stock appreciation rights (SARs) under the AIG long-term Incentive Plan (AIG LTIP). The 2010 SAR awards were intended to be multi-year awards for the 2009-2010 and 2010-2011 performance periods. The aggregate grant date fair value reported in this column for SARs is calculated based on the probable satisfaction of the performance conditions for such awards. If the highest level of performance is achieved for these SARs, the maximum value of these awards at the grant date would be as follows: Mr. Breivogel - $328,284; Mr. Borchers - $257,920; Mr. Brown - $252,924; and Mr. Cole - $289,004. In connection with the sale of the Company, all SARs were paid out in December 2010, after the sale was consummated. The 2009-2010 SARs were paid out at 191.75% of target, reflecting the Company’s performance against established goals pursuant to the terms of the AIG LTIP, and the 2010-2011 SARs were paid out at 100% pursuant to the terms of the AIG LTIP. In connection with the vesting of these awards, Mr. Breivogel, Mr. Borchers, Mr. Brown, and Mr. Cole received $306,923, $203,125, $227,083 and $270,681, respectively.

Assumptions used in determining the aggregate grant date fair value included expected dividend yield, risk-free interest rate, expected term, and expected volatility, which resulted in a grant date fair value of $8.41 for 2009 and $8.09 for 2010. A “monte carlo” simulation was used to incorporate a range of assumptions for inputs. The risk free interest rate for periods within the contractual life of the SARs was based on the swap yield curve in effect at the grant date (2009-1.67%, 2010-2.23%). Expected volatilities were based on implied volatilities with the nearest maturity and exercise prices as of grant date from traded stock options with respect to AIG Common Stock (51.75% for both 2009 and 2010). The expected term used was based on the period of time the SARs were expected to be outstanding, with the expected terms of 2.76 and 3.76 years for 2009 and 2010, respectively. Dividend yield was estimated at zero percent given AIG’s recent dividend history. The estimates of fair value from these models are theoretical values for stock options, and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the SARs will depend on the market value of AIG Common Stock when the grants are exercised.

(5)                                     No Non-Equity Incentive Plan awards were made in 2011.

The amounts reported in 2010 in the Non-Equity Incentive Plan column represent the (i) sale completion bonus payable to Mr. Geissinger ($75,000 representing the cash portion of his award), Mr. Breivogel ($316,200), Mr. Borchers ($275,000), Mr. Brown ($231,750) and Mr. Cole ($316,200), and (ii) the cash awards earned in 2010 under the AIG LTIP by Mr. Breivogel ($924,013), Mr. Borchers ($701,850), Mr. Brown ($683,661) and Mr. Cole ($814,933). Mr. Geissinger forfeited $37,500 of the sale completion award due to his retirement in October 2011. In connection with the sale of the Company, the 2009-2010 cash awards were paid out at 191.75% of target, reflecting the Company’s performance against established goals pursuant to the AIG LTIP, and the 2010-2011 cash awards were paid out at 100% of target pursuant to the terms of the AIG LTIP. In 2010, Mr. Geissinger received payouts under the AIG Sr. Partners Plan in an aggregate of $1,027,741, representing compensation earned in years prior to the years reported in the 2011 Summary Compensation Table.

(6)                                    The amounts in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column reflect the actuarial increase in the present value of each individual’s pension benefits under all defined benefit pension plans of the Company, determined using the same interest rate and mortality assumptions as those used for financial statement reporting purposes. There were no above-market earnings on deferred compensation under the Company’s non-qualified deferred compensation programs. Pursuant to the TARP Standards, during 2010, there was a freeze on Mr. Geissinger’s benefit accruals with regard to the benefits provided under the excess plan (Excess Retirement Income Plan). This restriction was removed for 2011.

(7)                                     “All Other Compensation” for 2011 consists of the 401(k) employer matching contribution of $17,149 for each named executive.

(8)                                     Mr. Ciuffetelli was an executive officer of the Company until October 2011.

2011 Grants of Plan-Based Awards

No plan-based awards were granted in 2011.

Exercises and Holdings of Previously Awarded Equity

Outstanding Equity Awards at December 31, 2011. Equity-based awards held at the end of 2011 by each named executive, including awards under the AIG Partners Plan and the AIG Deferred Compensation Profit Participation Plan (AIG — DCPPP), were issued under various AIG stock incentive plans and vested in January 2012.

The following table sets forth outstanding equity-based awards held by each named executive as of December 31, 2011. All of these outstanding equity-based awards relate to shares of AIG Common Stock.

Name	Plan	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (3)

Jay N. Levine	—	—	$—

Frederick W. Geissinger	—	—	$—

Donald R. Breivogel, Jr.	AIG Partners Plan (1)	33	$765
	AIG — DCPPP (2)	68	1,577

Bradford D. Borchers	—	—	$—

Raymond S. Brown	—	—	$—

Vincent J. Ciuffetelli	—	—	$—

Robert A. Cole	AIG Partners Plan (1)	33	$765
	AIG — DCPPP (2)	68	1,577

(1)                      Represents RSUs granted under the AIG Partners Plan for the January 1, 2006 - December 31, 2007 performance period. The RSUs vested in January 2012.

(2)                      Under the AIG — DCPPP, in 2007 participants were awarded time-vested RSUs based upon the number of plan units they had been granted. The remaining time-vested RSUs vested in January 2012.

(3)                      Amounts reported in this column are calculated based on the closing sale price for AIG Common Stock, as reported on the New York Stock Exchange (NYSE) on December 30, 2011, of $23.20 per share.

Vesting of Stock-Based Awards During 2011

The following table sets forth the amounts notionally realized in accordance with SEC rules by each named executive as a result of the exercise, settlement or vesting of stock-based awards in 2011.

	Option Awards (1)		Stock Awards (2)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

Jay N. Levine	—	$—	—	$—

Frederick W. Geissinger	—	$—	862	$43,055

Donald R. Breivogel, Jr.	—	$—	—	$—

Bradford D. Borchers	—	$—	—	$—

Raymond S. Brown	—	$—	—	$—

Vincent J. Ciuffetelli	—	$—	—	$—

Robert A. Cole	—	$—	—	$—

(1)                      No option awards were settled in 2011.

(2)                      The following stock-based awards held by Mr. Geissinger vested in 2011: (i) RSUs granted under the 2006 Partners Plan (162), (ii) RSUs granted under the AIG — DCPPP in 2009 (160), and (iii) Remaining shares (540) from Starr International Company, Inc.’s  Deferred Compensation Profit Participation Plan.

Pension Benefits

Eligible employees of the Company participate in tax-qualified and nonqualified defined benefit retirement plans maintained by the Company. These retirement plans provide retirement benefits for eligible employees whose length of service allows them to vest in and receive these benefits. Eligible employees who are citizens of the United States or non-citizens working in the United States had been covered under the American International Group, Inc. Retirement Plan (the AIG Retirement Plan), a U.S. tax-qualified defined benefit retirement plan, through December 31, 2010. On January 1, 2011, SLFI created the Retirement Plan and assumed the obligations under the AIG Retirement Plan with respect to the Company’s employees and retirees. Participants whose formula benefit is restricted from being fully paid from the tax-qualified retirement plan due to IRS limits on compensation are eligible to participate in the Excess Retirement Income Plan.

The Retirement Plan and Excess Retirement Income Plan formulas range from 0.925 percent to 1.425 percent times average final compensation for each year of credited service accrued since April 1, 1985, up to 44 years, and 1.25 percent to 1.75 percent times average final compensation of a participant for each year of credited service accrued prior to April 1, 1985, up to 40 years. For participants who retire after the normal retirement age of 65, the retirement benefit is actuarially increased to reflect the later benefit commencement date. Because of applicable TARP Standards, there was a freeze on Mr. Geissinger’s future benefit accruals with regard to his benefits under the Excess Retirement Income Plan. Once he was no longer subject to TARP Standards, Mr. Geissinger was permitted to accrue additional benefits.

For purposes of both the Retirement Plan and the Excess Retirement Income Plan, average final compensation is the average annual pensionable salary of a participant during those three consecutive years in the last ten years of credited service that afford the highest such average. Final average compensation does not include amounts attributable to overtime pay, supplemental cash incentive payments, annual cash bonuses or long-term incentive awards, except for the branch operations incentive plan.

Early retirement benefits. The Retirement Plan and the Excess Retirement Income Plan provide for reduced early retirement benefits. These benefits are available to participants who have reached age 55 and have ten or more years of credited service. The Excess Retirement Income Plan provides reduced early retirement benefits to participants who have reached age 60 with five or more years of service, or who have reached age 55 with ten or more years of credited service, unless otherwise determined.

In the case of early retirement, participants in the Retirement Plan and the Excess Retirement Income Plan will receive the plan formula benefit projected to normal retirement at age 65 (using average final salary as of the date of early retirement), but prorated based on years of actual service, then reduced by three, four or five percent (depending on age and years of service at retirement) for each year that retirement precedes age 65. Participants in the Retirement Plan with at least ten years of continuous service have a vested reduced retirement allowance pursuant to which, in the case of termination of employment prior to reaching age 55, such participants may elect to receive a reduced early retirement benefit commencing at any date between age 55 and age 65. Participants in the Retirement Plan and the Excess Retirement Income Plan can not choose to receive a lump sum payment upon normal or early retirement. At December 31, 2011, Messrs. Cole and Brown were eligible for early retirement.

Death and disability benefits. Each of the Retirement Plan and the Excess Retirement Income Plan also provides for death and disability benefits. The Retirement Plan and the Excess Retirement Income Plan generally provide a death benefit to active participants who die before age 65 equal to 50 percent of the benefit the participant would have received if he or she had terminated employment on the date of death, survived until his or her earliest retirement date and elected a 50 percent joint and survivor annuity.

Under the Retirement Plan and the Excess Retirement Income Plan, participants continue to accrue credited service while receiving payments under SLFI’s sponsored long-term disability plan or during periods of unpaid medical leave before reaching age 65 if they have at least ten years of service when they become disabled. Participants who have less than ten years of credited service when they become disabled continue to accrue credited service for a maximum of three additional years.

As with other retirement benefits, in the case of death and disability benefits, the formula benefit under the Excess Retirement Income Plan is reduced by amounts payable under the Retirement Plan.

SERA. The SERA is a plan implemented between American General Corporation (the Company’s predecessor parent) and Mr. Geissinger on May 1, 2000 and adopted by the Company on December 23, 2010. The Plan provided supplemental retirement benefits for Mr. Geissinger for the years prior to AIG’s acquisition of AGC. For purposes of SERA, final average compensation is the sum (divided by three) of base salary and certain incentive payments received with respect to the three calendar years (whether or not consecutive) ending within the last 60 months of August 29, 2004 which produce the highest total of such base salary and incentive payments, not including certain deferred payments.

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

2011 pension benefits. The following table details the accumulated benefits for the named executives under the Retirement Plan, the Excess Retirement Income Plan, and, in the case of Mr. Geissinger, the SERA. In accordance with SEC rules, the accumulated benefits are presented as if they were payable upon the named executive’s normal retirement at age 65. None of the named executives has been granted extra years of credited service under the defined benefit plans described above.

Name	Plan Name		Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During 2011 (2)

Jay N. Levine	Retirement Plan		—	$—	$—
	Excess Retirement Income Plan		—	—	—
		Total		$—	$—

Frederick W. Geissinger	Retirement Plan		17.667	$656,892	$12,256
	Excess Retirement Income Plan		16.667	2,009,002	—
	SERA		10.583	—	1,960,353
		Total		$2,665,894	$1,972,609

Donald R. Breivogel, Jr.	Retirement Plan		23.000	$460,992	$—
	Excess Retirement Income Plan		23.000	169,776	—
		Total		$630,768	$—

Bradford D. Borchers	Retirement Plan		27.000	$487,421	$—
	Excess Retirement Income Plan		27.000	60,550	—
		Total		$547,971	$—

Raymond S. Brown	Retirement Plan		21.917	$705,303	$—
	Excess Retirement Income Plan		21.917	1,591	—
		Total		$706,894	$—

Vincent J. Ciuffetelli	Retirement Plan		18.583	$263,508	$—
	Excess Retirement Income Plan		18.583	5,531	—
		Total		$269,039	$—

Robert A. Cole	Retirement Plan		22.750	$679,815	$—
	Excess Retirement Income Plan		22.750	234,100	—
		Total		$913,915	$—

(1)                      The actuarial present values of the accumulated benefits are based on service and earnings as of December 31, 2011 (the pension plan measurement date for purposes of our financial statement reporting). Benefit accruals in the Excess Retirement Income Plan ceased from December 11, 2009 through December 31, 2010 for Mr. Geissinger due to the implementation of the TARP Standards.

Assumptions used in the calculation of the present value of accumulated benefits were discount rates of 4.44% for the Company’s Retirement Plan and 4.0% for the Excess Retirement Income Plan; 2011 Pension Protection Act static annuitant mortality tables, post retirement only; and normal retirement age (age 65 for the Company’s Retirement and Excess Retirement Income Plans; age 62 for the SERA) or current age if older.

(2)                      Mr. Geissinger retired on October 1, 2011. His Excess Retirement Income Plan benefit will commence April 1, 2012.

Nonqualified Deferred Compensation

In addition to being eligible to participate in a U.S. tax qualified (401(k)) defined contribution plan, designated named executives were eligible to receive deferred incentive awards under the AG Supplemental Thrift Plan (AG Plan).

The AG Plan is a non-qualified savings plan established by American General Corporation (the Company’s predecessor parent) to credit employer matching contributions for amounts that could not be contributed to the tax-qualified 401(k) plan due to IRS limitations. Contributions to the AG Plan ceased after American General Corporation was acquired by AIG, but the amount accrued in this plan and earnings thereon have continued. Only Mr. Geissinger and Mr. Cole participate in this plan. The following table provides for the information regarding the AG Plan.

Name and Plan	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY (2)	Aggregate Withdrawals/ Distributions (3)	Aggregate Balance at Last FYE (4)

Jay N. Levine	$—	$—	$—	$—	$—

Frederick W. Geissinger	$—	$—	$—	$181,744	$—

Donald R. Breivogel, Jr.	$—	$—	$—	$—	$—

Bradford D. Borchers	$—	$—	$—	$—	$—

Raymond S. Brown	$—	$—	$—	$—	$—

Vincent J. Ciuffetelli	$—	$—	$—	$—	$—

Robert A. Cole	$—	$—	$65	$2,257	$—

(1)                      The AG Plan is a legacy grandfathered plan and has no registrant contributions.

(2)                      Represents the earnings or loss since December 31, 2010.

(3)                      The AG Plan account balances were distributed in the first quarter of 2011 upon the rollover of the tax-qualified AIG 401(k) accounts to the Company’s 401(k) plan.

(4)                      Except for any increases or decreases in plan balances attributable to changes in the value of AIG Common Stock, the AG Plan balances would have been reported as compensation in prior years if the Company had been subject to the same executive compensation disclosure rules in prior years.

Potential Payments and Benefits on Termination

ESP. Messrs. Breivogel, Brown, and Cole were participants in AIG’s Executive Severance Plan (AIG-ESP) on December 31, 2010. When SLFI adopted its own ESP following its separation from AIG, it carried forward the prior plan’s participants. Mr. Geissinger was a plan participant until his retirement in October 2011. Mr. Borchers and Mr. Ciuffetelli were not participants because they were not eligible under the AIG-ESP. They would be entitled to receive severance under the Company’s employee severance plan, which is available generally to all employees and which does not discriminate in favor of executive officers.

Under the ESP, eligible participants at the named executive’s level will receive payments or benefits if their employment is terminated by the Company without “Cause,” or if the named executive resigns with “Good Reason,” as defined in the ESP. “Cause” generally means the participant’s failure to perform his or her duties, misconduct, material violation of applicable codes of conduct, or conviction of or plea of guilty or no contest to a felony or lesser crime involving fraud or dishonesty. “Good Reason” generally means material reduction in duties, responsibilities, titles, offices, base pay, or annual target bonus opportunity.

In the event of a termination without “Cause,” or resignation for “Good Reason,” Messrs. Breivogel, Brown, and Cole would each be entitled to the following severance benefits based upon a December 31, 2011 termination of employment: the sum of his annual base salary and three-year-average of annual cash bonuses. The cash severance would be paid over the severance period in accordance with normal payroll practices. Mr. Geissinger was a grandfathered participant in the ESP and, as a result, would have been eligible for 13 months of severance had he not retired in October 2011. Unvested long-term awards continue to vest during the severance period and are forfeited if not vested or settled as of the end of the severance period. Each participant is also eligible to receive continued health and group life insurance benefits on the same terms as active employees during the severance period. Any severance payments that would otherwise be payable under the ESP will be offset by any amounts resulting from the participant’s subsequent employment by another employer. In order to receive the severance benefits provided under the ESP, the participant must generally execute a release of claims in favor of the Company and comply with the terms of such agreement in order to continue receiving benefits.

The following table shows the payments and benefits that the named executives would have been eligible to receive if their employment had been terminated as of December 31, 2011. These payments and benefits would be provided by the Company. This table does not include benefits generally available to all salaried employees, such as life insurance benefits. Additional information about benefits upon termination is provided in “— Pension Benefits” above.

Name and Principal Position	Severance (1)	Medical and Life Insurance (2)	Pension Plan Credit (3)	Unvested Stock Awards (4)	Total

Jay N. Levine
Resignation	$—	$—	$—	$—	$—
Involuntary Termination (without cause)	—	—	—	—	—
Death	—	—	—	—	—
Disability	—	—	—	—	—
Retirement	—	—	—	—	—
Change in Control	—	—	—	—	—

Donald R. Breivogel, Jr.
Resignation	$—	$—	$452,841	$—	$452,841
Involuntary Termination (without cause)	393,704	15,934	475,921	—	885,559
Death	—	—	275,037	2,342	277,379
Disability	—	—	1,056,558	2,342	1,058,900
Retirement	—	—	452,841	—	452,841
Change in Control	—	—	—	—	—

Bradford D. Borchers
Resignation	$—	$—	$471,315	$—	$471,315
Involuntary Termination (without cause)	184,615	10,118	471,315	—	666,048
Death	—	—	259,673	—	259,673
Disability	—	—	1,026,998	—	1,026,998
Retirement	—	—	471,315	—	471,315
Change in Control	—	—	—	—	—

Raymond S. Brown
Resignation	$—	$—	$728,755	$—	$728,755
Involuntary Termination (without cause)	311,000	15,411	790,665	—	1,117,076
Death	—	—	405,065	—	405,065
Disability	—	—	812,177	—	812,177
Retirement	—	—	728,755	—	728,755
Change in Control	—	—	—	—	—

Vincent J. Ciuffetelli
Resignation	$—	$—	$254,801	$—	$254,801
Involuntary Termination (without cause)	113,231	7,500	254,801	—	375,532
Death	—	—	126,631	—	126,631
Disability	—	—	627,756	—	627,756
Retirement	—	—	254,801	—	254,801
Change in Control	—	—	—	—	—

Robert A. Cole
Resignation	$—	$—	$962,274	$—	$962,274
Involuntary Termination (without cause)	367,867	11,935	1,068,620	—	1,448,422
Death	—	—	489,389	2,342	491,731
Disability	—	—	1,112,444	2,342	1,114,786
Retirement	—	—	962,274	—	962,274
Change in Control	—	—	—	—	—

(1)                      The amounts reported in this column represent the cash severance payments that would have been provided under the ESP if the individual had terminated employment as of December 31, 2011.

(2)                      The amounts reported represent the cost to the Company of continued health and group life insurance benefits provided for under the ESP or the Company’s employee severance plan, as applicable. If eligible for retiree medical and life insurance benefits, these named executives are covered under the Company’s retiree medical plan provisions under the same terms as any other employee with similar seniority.

(3)                      The amounts in this column for termination due to permanent disability represent the increase in the present value, if any, of the named executive’s accumulated pension benefits, representing additional years of credited service that would accrue during participation in SLFI’s long-term disability plan. The amount shown for all of the termination events is the increase above the accumulated value of pension benefits shown in the 2011 Pension Benefits Table, calculated using the same assumptions.

The present value, if any, for involuntarily termination by the Company reflects additional service under the qualified pension plan equal to the severance period under the ESP. For an involuntary termination by the Company without cause where the executive is entitled to a benefit reflecting service during the severance period, the pension plan credit assumes that the qualified plan benefit will be payable at the end of the severance period or when first eligible to retire, if later.

Death benefits under SLFI’s pension plans generally are no more than half of normal retirement benefits and would result in a loss of value on a present value basis for all of the named executives who participate in AIG’s pension plans. All termination benefits, except disability benefits, are assumed to commence at the earliest permissible retirement date. Disability benefits are assumed to commence at age 65.

For information on pension benefits generally, see “— Pension Benefits.”

(4)                      The amounts in this column represent the total market value (based on the closing sale price on the NYSE of $23.20 on December 30, 2011) of shares of AIG Common Stock underlying unvested equity-based awards under the AIG — DCPPP and the Partners Plan. Stock-based award holdings at the end of 2011 are detailed in the Outstanding Equity Awards at December 31, 2011 Table.

Compensation of Directors

The total 2011 compensation of our directors is shown in the following table. Messrs. Jacobs and Keller each receive an annual fee of $75,000. Messrs. Jacobs and Keller are also directors of SLFC. We do not allocate the compensation of directors between SLFI and SLFC.

We do not separately compensate our directors who also are employees or who are otherwise affiliated with us. Other than Messrs. Jacobs and Keller, none of the directors who served on the Board during the fiscal year ended December 31, 2011 were separately compensated, as the other directors were either employees or were otherwise affiliated with us.

Name	Fees Earned or Paid in Cash

Bradford D. Borchers	$—

Donald R. Breivogel, Jr.	$—

Robert A. Cole	$—

Wesley R. Edens	$—

Frederick W. Geissinger	$—

Susan Givens	$—

Douglas L. Jacobs	$75,000

Alpheus E. Keller II	$75,000

Jay N. Levine	$—

Randal A. Nardone	$—

Peter M. Smith	$—

Compensation Committee Interlocks and Insider Participation

Prior to the FCFI Transaction, we did not have a separately-designated standing Compensation Committee; therefore, compensation decisions regarding our Chief Executive Officer were made by AIG (since 2009, AIG’s Compensation and Management Resources Committee and the Special Master for TARP Executive Compensation) and compensation decisions regarding other executive officers and directors were made by our Chief Executive Officer, with input from managers. Subsequent to the FCFI Transaction and prior to the establishment of a Compensation Committee of the Board of Directors, compensation decisions regarding our Chief Executive Officer and directors were made by principals of Fortress Investment Group LLC, including by our director Wesley R. Edens, and compensation decisions regarding our other executive officers were made by our Chief Executive Officer. All of the compensation decisions regarding our executive officers and directors for 2011, except for our Chief Executive Officer, were approved by the Compensation Committee and the Board of Directors. Our Chief Executive Officer received no compensation from the Company for 2011.

For the reasons described in Item 13. “Certain Relationships and Related Transactions, and Director Independence” of this report, Messrs. Edens and Nardone may be deemed to own the shares listed as beneficially owned by FIF HE Holdings LLC (FIF HE Holdings), which owns 100% of Nationstar. Nationstar subservices the centralized real estate loans of MorEquity and two other subsidiaries of SLFC (collectively, the Owners), including certain securitized real estate loans. Nationstar is a non-subsidiary affiliate of SLFI and the Owners.

Nationstar subservices loans on behalf of the Owners consistent with its normal servicing practices and, as applicable, the terms of the loans and securitization documents. Nationstar receives certain fees for its subservicing services, including the right to retain certain income incidental to servicing. Nationstar started subservicing on February 1, 2011. During 2011, the Owners paid $9.9 million in fees to Nationstar.

The Owners also entered into a marketing agreement on September 24, 2010 with Nationstar, permitting Nationstar to refinance certain first lien mortgage loans of existing customers of the Owners. On February 16, 2011, the Owners, by an amendment to the marketing agreement, further agreed to pay closing costs and reduce the principal amount of any such refinancing in an amount not to exceed six percent of the unpaid balance of the loan. Approximately $135.6 million in first mortgages were modified under the refinancing program during 2011, and Nationstar has received $6.6 million from the Owners to pay closing costs and reduce the principal amount of refinancings under the marketing agreement during 2011.

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

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of February 29, 2012, information regarding the only persons that the Company knows of that beneficially own more than 5% of the Company’s common stock. The Company is wholly owned by AGF Holding. AGF Holding is 80% owned by FCFI and 20% owned by ACC. FCFI holds 800 shares of voting Class A common stock of AGF Holding. ACC holds 150 shares of voting Class A common stock and 50 shares of non-voting Class B common stock of AGF Holding.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	Percent of Class

Fortress Investment Group LLC (1) 1345 Avenue of the Americas New York , New York 10105	common stock	1,600,000 common shares	80	%(2)
American International Group, Inc. (3) 180 Maiden Lane New York, New York 10038	common stock	400,000 common shares	20	%(2)

(1)                      AGF Holding is 80% directly owned by FCFI. Fortress Investment Fund V (Fund A) L.P., Fortress Investment Fund V (Fund B) L.P., Fortress Investment Fund V (Fund C) L.P., Fortress Investment Fund V (Fund D), L.P., Fortress Investment Fund V (Fund E) L.P., Fortress Investment Fund V (Fund F) L.P. and Fortress Investment Fund V (Fund G) L.P. (collectively the Fund V Funds) collectively own 100% of FCFI. FIG LLC is the investment manager of each of the Fund V Funds. Fortress Operating Entity I LP (FOE I) is the 100% owner of FIG LLC. FIG Corp. is the general partner of FOE I. FIG Corp. is a wholly-owned subsidiary of Fortress. As of December 31, 2011, Mr. Edens owns approximately 14.14% of Fortress (Class A and B shares), and Mr. Nardone owns approximately 10.30% of Fortress (Class A and B shares). By virtue of their ownership interest in Fortress and certain of is affiliates, Mr. Edens and Mr. Nardone may be deemed to own the shares listed as beneficially owned by FCFI. Mr. Edens and Mr. Nardone each disclaim beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(2)                      FCFI holds 800 shares of voting Class A common stock of AGF Holding. ACC holds 150 shares of voting Class A common stock and 50 shares of non-voting Class B common stock of AGF Holding.

(3)                      AGF Holding is 20% directly owned by ACC. ACC is wholly owned by AIG.

SECURITY OWNERSHIP OF MANAGEMENT

The Company is wholly owned by AGF Holding.

The Company is 80% indirectly owned by certain investment funds managed by affiliates of Fortress. The number and percentage of Class A and Class B shares of Fortress common stock beneficially owned as of December 31, 2011 by the Company’s directors, executive officers named in the Summary Compensation Table (as set forth in Item 11) and directors and executive officers as a group were as follows:

	Fortress Class A Shares Beneficially Owned		Fortress Class B Shares Beneficially Owned		Total Percentage
Director or Executive Officer	Number of Shares	Percent of Class (1)	Number of Shares	Percent of Class (2)	of Fortress Voting Power (3)

Jay N. Levine	—	—	—	—	—
Frederick W. Geissinger	—	—	—	—	—
Donald R. Breivogel, Jr.	—	—	—	—	—
Bradford D. Borchers	—	—	—	—	—
Raymond S. Brown	—	—	—	—	—
Vincent J. Ciuffetelli	—	—	—	—	—
Robert A. Cole	—	—	—	—	—
Wesley R. Edens	824,922	*	69,268,475	22.65%	14.14%
Susan Givens	74,448	*	—	—	*
Douglas A. Jacobs	93,975	*	—	—	*
Alpheus E. Keller II	1,000	*	—	—	*
Randal A. Nardone	720,001	*	50,342,520	16.46%	10.30%
Peter M. Smith	871,262	*	—	—	*
All directors and executive officers as a group (15 persons)	2,585,608	1.36%	119,610,995	39.11%	24.65%

*           Less than 1%

(1)                      The percentage of beneficial ownership of Class A shares is based on 189,887,822 Class A shares outstanding as of December 31, 2011.

(2)                      The percentage of beneficial ownership of Class B shares is based on 305,857,751 Class B shares outstanding as of December 31, 2011.

(3)                      The total percentage of voting power is based on 189,887,822 Class A shares and 305,857,751 Class B shares outstanding as of December 31, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

CERTAIN TRANSACTIONS

Affiliates

Affiliate Lending. In April 2010, Springleaf Financial Funding Company, a wholly-owned subsidiary of SLFC, entered into and fully drew down a $3.0 billion, five-year term loan pursuant to a Credit Agreement among Springleaf Financial Funding Company, SLFC, and most of the consumer finance operating subsidiaries of SLFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. In May 2011, the $3.0 billion term loan was refinanced to increase total borrowing to $3.75 billion with a new six-year term, significantly improved advance rates, and lower borrowing costs. Any portion of the term loan that is repaid (whether at or prior to maturity) will permanently reduce the principal amount outstanding and may not be reborrowed. Affiliates of Fortress and affiliates of AIG owned or managed lending positions in the syndicate of lenders and had contributed approximately $105.5 million and $93.0 million, respectively, at December 31, 2011 and 2010.

Pension Plan. In January 2011, $216.0 million of plan assets were transferred from the AIG Retirement Plan to the Retirement Plan. At December 31, 2011, $59.9 million of plan assets had not been transferred, but were included in our total plan assets. The remaining $59.9 million of plan assets will be transferred no later than May 1, 2012.

Reinsurance Agreements. Merit, a wholly-owned subsidiary of SLFC, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Reserves on the books of Merit for reinsurance agreements with subsidiaries of AIG totaled $49.7 million at December 31, 2011 and $51.2 million at December 31, 2010.

Derivatives. At December 31, 2011, all of our derivative financial instruments were with AIGFP, a subsidiary of AIG. At December 31, 2010, all but one of our derivative financial instruments were with AIGFP. The derivative financial instrument that was not with AIGFP was terminated in March 2011 due to the sale of the related note receivable from AIG. We did not execute any new derivative contracts with AIGFP during 2011. See Note 16 for further information on our derivatives.

Fortress and its Affiliates

Subservicing and Refinance Agreements. Nationstar subservices the centralized real estate loans of the Owners, including certain securitized real estate loans. Nationstar is a non-subsidiary affiliate of SLFI and the Owners.

Nationstar subservices loans on behalf of the Owners consistent with its normal servicing practices and, as applicable, the terms of the loans and securitization documents. Nationstar receives certain fees for its subservicing services, including the right to retain certain income incidental to servicing. Nationstar started subservicing on February 1, 2011. During 2011, the Owners paid $9.9 million in fees to Nationstar.

The Owners also entered into a marketing agreement on September 24, 2010 with Nationstar, permitting Nationstar to refinance certain first lien mortgage loans of existing customers of the Owners. On February 16, 2011, the Owners, by an amendment to the marketing agreement, further agreed to pay closing costs and reduce the principal amount of any such refinancing in an amount not to exceed six percent of the unpaid balance of the loan. Approximately $135.6 million in first mortgages were modified under the refinancing program during 2011, and Nationstar has received $6.6 million from the Owners to pay closing costs and reduce the principal amount of refinancings under the marketing agreement during 2011.

FIF HE Holdings owns 100% of Nationstar. Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) L.P., Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) L.P., Fortress Investment Fund IV (Fund A) L.P., Fortress Investment Fund IV (Fund B) L.P., Fortress Investment Fund IV (Fund C) L.P., Fortress Investment Fund IV (Fund D) L.P., Fortress Investment Fund IV (Fund E) L.P., Fortress Investment Fund IV (Fund F) L.P., and Fortress Investment Fund IV (Fund G) L.P. (collectively the Fortress Funds) beneficially own approximately 98% of FIF HE Holdings. FIG LLC is the investment manager of the Fortress Funds. FOE I wholly owns FIG LLC. FIG Corp. is the general partner of FOE I and is a wholly-owned subsidiary of Fortress. As of December 31, 2011, Mr. Edens owns approximately 14.14% of Fortress and Mr. Nardone owns approximately 10.30% of Fortress. By virtue of their respective ownership interests in Fortress and certain of its affiliates, Mr. Edens or Mr. Nardone may be deemed to own the shares listed as beneficially owned by FIF HE Holdings. Mr. Edens and Mr. Nardone each disclaim beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Investment Management Agreement. Logan Circle, a non-subsidiary affiliate of SLFI, provides investment management services for $300.0 million of higher yielding bonds purchased in fourth quarter 2011. At December 31, 2011, fees of $0.1 million were due for these investment management services.

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

Item 14.  Principal Accountant Fees and Services.

The Board pre-approves all audit and non-audit services provided by our independent accountants, PricewaterhouseCoopers LLP. Prior to November 30, 2010, AIG’s Audit Committee pre-approved all of the Predecessor Company’s audit-related fees.

Independent accountant fees charged to SLFI and the related services were as follows:

(dollars in thousands)
Years Ended December 31,	2011	2010

Audit fees	$3,005	$3,831
Audit-related fees	1,529	169
Tax fees	164	—
Total	$4,698	$4,000

Audit fees in 2011 and 2010 were primarily for the audit of SLFI’s and SLFC’s Annual Reports on Form 10-K, quarterly review procedures in relation to SLFI’s and SLFC’s Quarterly Reports on Form 10-Q, statutory audits of insurance subsidiaries of SLFC, and audits of other subsidiaries of SLFC. SLFC is a separate SEC registrant and its fees are part of the total SLFI fee, representing 98% of the total audit fees for SLFI. Audit-related fees in 2011 were primarily due to the filing of a registration statement with the SEC for Springleaf REIT. Audit-related fees in 2010 were primarily for securitization procedures.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)                      (1) and (2)  The following consolidated financial statements of Springleaf Finance, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets, December 31, 2011 and 2010

Consolidated Statements of Operations, year ended December 31, 2011, one month ended December 31, 2010, eleven months ended November 30, 2010, and year ended December 31, 2009

Consolidated Statements of Comprehensive (Loss) Income, year ended December 31, 2011, one month ended December 31, 2010, eleven months ended November 30, 2010, and year ended December 31, 2009

Consolidated Statements of Shareholder’s Equity, year ended December 31, 2011, one month ended December 31, 2010, eleven months ended November 30, 2010, and year ended December 31, 2009

Consolidated Statements of Cash Flows, year ended December 31, 2011, one month ended December 31, 2010, eleven months ended November 30, 2010, and year ended December 31, 2009

Notes to Consolidated Financial Statements

Schedule I—Condensed Financial Information of Registrant is included in Item 15(c).

All other financial statement schedules have been omitted because they are inapplicable.

(3)                      Exhibits:

Exhibits are listed in the Exhibit Index beginning on page 232 herein.

(b)       Exhibits

The exhibits required to be included in this portion of Item 15 are submitted as a separate section of this report.

Item 15(c).

Schedule I — Condensed Financial Information of Registrant

Springleaf Finance, Inc.

Condensed Balance Sheets

	Successor Company
(dollars in thousands)	December 31, 2011	December 31, 2010

Assets

Cash and cash equivalents	$202,413	$5,423
Investment in subsidiaries	1,383,656	1,664,289
Investment securities	299,187	—
Note receivable from AIG	—	470,226
Other assets	27,998	9,265

Total assets	$1,913,254	$2,149,203

Liabilities and shareholder’s equity

Short-term debt	$538,068	$538,068
Other liabilities	12,282	837
Total liabilities	550,350	538,905

Shareholder’s equity:
Common stock	1,000	1,000
Additional paid-in capital	147,456	147,457
Other equity	(25,671)	(2,434)
Retained earnings	1,240,119	1,464,275
Total shareholder’s equity	1,362,904	1,610,298

Total liabilities and shareholder’s equity	$1,913,254	$2,149,203

See Notes to Condensed Financial Statements.

Springleaf Finance, Inc.

Condensed Statements of Operations

	Successor Company		Predecessor Company
(dollars in thousands)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Interest income:
Interest received from affiliates	$4,003	$1,513	$49	$22,402

Interest expense	17,437	1,905	21,462	37,787

Net interest income	(13,434)	(392)	(21,413)	(15,385)

Other revenues:
Dividends received from subsidiaries	45,000	—	242,455	—
Other	773	1,155	9	53
Total other revenues	45,773	1,155	242,464	53

Operating expenses	2,098	7	14	37

Income (loss) before (benefit from) provision for income taxes and equity in (overdistributed) undistributed net income of subsidiaries	30,241	756	221,037	(15,369)

(Benefit from) provision for income taxes	(5,829)	264	(11,045)	(17,087)

Income before equity in (overdistributed) undistributed net income of subsidiaries	36,070	492	232,082	1,718

Equity in (overdistributed) undistributed net income of subsidiaries	(260,226)	1,463,783	(246,113)	(479,393)

Net (loss) income	$(224,156)	$1,464,275	$(14,031)	$(477,675)

See Notes to Condensed Financial Statements.

Springleaf Finance, Inc.

Condensed Statements of Cash Flows

	Successor Company		Predecessor Company
(dollars in thousands)	Year Ended December 31, 2011	One Month Ended December 31, 2010	Eleven Months Ended November 30, 2010	Year Ended December 31, 2009

Cash flows from operating activities
Net (loss) income	$(224,156)	$1,464,275	$(14,031)	$(477,675)
Reconciling adjustments:
Equity in overdistributed (undistributed) net income of subsidiaries	260,226	(1,463,783)	246,113	479,393
Change in taxes receivable and payable	(4,294)	7,944	(249,539)	—
Change in other assets and other liabilities	(1,432)	(6,921)	10,727	(33,851)
Other, net	413	(1,564)	35	(4,630)
Net cash provided by (used for) operating activities	30,757	(49)	(6,695)	(36,763)

Cash flows from investing activities
Investment securities purchased	(453,406)	—	—	—
Investment securities called, sold, and matured	153,673	—	—	—
Capital contributions to subsidiaries	(10,521)	(10,500)	(21,929)	(604,387)
Change in notes receivable from AIG	468,662	—	—	—
Change in notes receivable from subsidiaries	—	49	292,152	49,299
Transfer of subsidiary to affiliate	—	—	31,741	—
Return of capital from subsidiary	7,825	—	3,858	—
Net cash provided by (used for) investing activities	166,233	(10,451)	305,822	(555,088)

Cash flows from financing activities
Repayment of long-term debt	—	—	—	(165,000)
Change in short-term debt	—	9,500	(323,420)	100,324
Capital contributions from parent	—	—	21,929	604,387
Net cash provided by (used for) financing activities	—	9,500	(301,491)	539,711

Increase (decrease) in cash and cash equivalents	196,990	(1,000)	(2,364)	(52,140)
Cash and cash equivalents at beginning of period	5,423	6,423	8,787	60,927
Cash and cash equivalents at end of period	$202,413	$5,423	$6,423	$8,787

See Notes to Condensed Financial Statements.

Springleaf Finance, Inc.

Notes to Condensed Financial Statements

December 31, 2011

Note 1.  Accounting Policies

SLFI records its investments in subsidiaries at cost plus the equity in (overdistributed) undistributed net income of subsidiaries since the date of incorporation or, if purchased, the date of the acquisition. You should read the condensed financial statements of the registrant in conjunction with SLFI’s consolidated financial statements.

Note 2.  Short-term Debt

Short-term debt at December 31, 2011 and 2010 included an intercompany master note payable totaling $538.1 million.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2012.

SPRINGLEAF FINANCE, INC.

By:	/s/	Donald R. Breivogel, Jr.
Donald R. Breivogel, Jr.
(Senior Vice President, Chief Financial Officer, and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2012.

/s/	Jay N. Levine	/s/	Robert A. Cole
	Jay N. Levine		Robert A. Cole
(President, Chief Executive Officer, and		(Director)
Director - Principal Executive Officer)

		/s/	Susan Givens
/s/	Donald R. Breivogel, Jr.		Susan Givens
	Donald R. Breivogel, Jr.	(Director)
(Senior Vice President, Chief Financial Officer,
and Director — Principal Financial Officer)
		/s/	Douglas L. Jacobs
Douglas L. Jacobs
/s/	Leonard J. Winiger	(Director)
Leonard J. Winiger
(Vice President, Controller, and Assistant
Secretary — Principal Accounting Officer)		/s/	Alpheus E. Keller II
Alpheus E. Keller II
(Director)
/s/	Wesley R. Edens
Wesley R. Edens
(Chairman of the Board and Director)		/s/	Randal A. Nardone
Randal A. Nardone
(Director)
/s/	Bradford D. Borchers
Bradford D. Borchers
(Director)		/s/	Peter M. Smith
Peter M. Smith
(Director)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934.

No annual report to security-holders or proxy material has been sent to security-holders.

Exhibit Index

Exhibit
Number

(3) a.

Amended and Restated Articles of Incorporation of Springleaf Finance, Inc. (formerly American General Finance, Inc.), as amended to date. Incorporated by reference to Exhibit (3)a. to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

b.

Amended and Restated By-laws of Springleaf Finance, Inc., as amended to date. Incorporated by reference to Exhibit (3)b. to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Exhibit Index (Continued)

Exhibit
Number

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

(10.7)

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

(10.10)*

Form of Indemnification Agreement between Springleaf Finance, Inc. and each of its directors dated as of November 30, 2010. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated December 2, 2010.

Exhibit Index (Continued)

Exhibit
Number

(10.11)*	Springleaf Finance, Inc. Excess Retirement Income Plan dated as of January 1, 2011. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K dated December 3, 2010.

(10.12)*

Supplemental Executive Retirement Agreement dated as of November 30, 2010 between Springleaf Finance, Inc. and Frederick W. Geissinger. Incorporated by reference to Exhibit (10.2) to the Company’s Current Report on Form 8-K dated December 3, 2010.

(10.13)*

Springleaf Finance, Inc. Executive Severance Plan dated as of November 30, 2010. Incorporated by reference to Exhibit (10.15) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(10.14)

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

(10.15)

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

(10.16)

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

(10.17)

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

(101)**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Shareholder’s Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, tagged as blocks of text, and (vii) Schedule I - Condensed Financial Information of Registrant, tagged as a block of text.

*                 Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

**          As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities and Exchange Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.