Form 10-Q
period 2012-03-31
SPRINGLEAF FINANCE INC
filed 2012-05-08
CIK 25600

vn

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At May 7, 2012, there were 2,000,000 shares of the registrant’s common stock, $.50 par value, outstanding.

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

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(dollars in thousands)	2012	2011

Assets

Net finance receivables:
Real estate loans (includes loans of consolidated VIEs of $2.3 billion in 2012 and $2.4 billion in 2011)	$9,833,625	$10,115,812
Non-real estate loans	2,512,218	2,685,039
Retail sales finance	325,304	369,903
Net finance receivables	12,671,147	13,170,754
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $3.6 million in 2012 and $2.1 million in 2011)	(75,142)	(72,000)
Net finance receivables, less allowance for finance receivable losses	12,596,005	13,098,754
Finance receivables held for sale	31,290	—
Investment securities	1,138,455	1,045,474
Cash and cash equivalents	1,326,509	689,586
Restricted cash (includes restricted cash of consolidated VIEs of $25.0 million in 2012 and $30.0 million in 2011)	62,831	66,301
Other assets	580,072	594,773

Total assets	$15,735,162	$15,494,888

Liabilities and Shareholder’s Equity

Long-term debt (includes debt of consolidated VIEs of $1.6 billion in 2012 and $1.4 billion in 2011)	$13,321,155	$13,070,393
Insurance claims and policyholder liabilities	322,176	327,857
Other liabilities	380,674	328,769
Deferred and accrued taxes	375,952	404,965
Total liabilities	14,399,957	14,131,984

Shareholder’s equity:
Common stock	1,000	1,000
Additional paid-in capital	147,455	147,456
Accumulated other comprehensive loss	(5,288)	(25,671)
Retained earnings	1,192,038	1,240,119
Total shareholder’s equity	1,335,205	1,362,904

Total liabilities and shareholder’s equity	$15,735,162	$15,494,888

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)
Three Months Ended March 31,	2012	2011

Interest income:
Finance charges	$446,806	$478,845
Finance receivables held for sale originated as held for investment	913	—
Total interest income	447,719	478,845

Interest expense	282,748	337,687

Net interest income	164,971	141,158

Provision for finance receivable losses	67,256	56,781

Net interest income after provision for finance receivable losses	97,715	84,377

Other revenues:
Insurance	29,549	28,486
Investment	10,178	7,790
Other	(21,383)	(23,813)
Total other revenues	18,344	12,463

Other expenses:
Operating expenses:
Salaries and benefits	87,506	93,356
Other operating expenses	66,656	74,528
Restructuring expenses	21,586	—
Insurance losses and loss adjustment expenses	12,534	12,595
Total other expenses	188,282	180,479

Loss before benefit from income taxes	(72,223)	(83,639)

Benefit from income taxes	(24,142)	(30,722)

Net loss	$(48,081)	$(52,917)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(dollars in thousands)
Three Months Ended March 31,	2012	2011

Net loss	$(48,081)	$(52,917)

Other comprehensive income (loss):
Net unrealized gains on:
Investment securities on which other-than-temporary impairments were taken	178	—
All other investment securities	9,514	3,814
Cash flow hedges*	15,750	63,446
Retirement plan liabilities adjustment	20,937	—
Foreign currency translation adjustments	3,392	3,558

Income tax effect:
Net unrealized gains on:
Investment securities on which other-than-temporary impairments were taken	(62)	—
All other investment securities	(3,330)	(1,335)
Cash flow hedges	(5,513)	(22,206)
Retirement plan liabilities adjustment	(7,328)	—
Other comprehensive income, net of tax, before reclassification adjustments	33,538	47,277

Reclassification adjustments included in net loss:
Net realized (gains) losses on investment securities	(234)	2,170
Cash flow hedges*	(20,005)	(78,387)

Income tax effect:
Net realized gains (losses) on investment securities	82	(759)
Cash flow hedges	7,002	27,435
Reclassification adjustments included in net loss, net of tax	(13,155)	(49,541)
Other comprehensive income (loss), net of tax	20,383	(2,264)

Comprehensive loss	$(27,698)	$(55,181)

*                 We revised our presentation from the prior period to reflect our cash flow hedges on a gross basis. In the prior year, these cash flow hedges were incorrectly presented on a net basis totaling a $14.9 million net loss for the three months ended March 31, 2011. This revision had no impact on our other comprehensive loss for the three months ended March 31, 2011.

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholder’s Equity

(Unaudited)

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Balance, January 1, 2011	$1,000	$147,457	$(2,434)	$1,464,275	$1,610,298
Capital contributions from parent and other	—	(1)	—	—	(1)
Change in net unrealized gains (losses):
Investment securities	—	—	3,890	—	3,890
Cash flow hedges	—	—	(9,712)	—	(9,712)
Foreign currency translation adjustments	—	—	3,558	—	3,558
Net loss	—	—	—	(52,917)	(52,917)
Balance, March 31, 2011	$1,000	$147,456	$(4,698)	$1,411,358	$1,555,116

Balance, January 1, 2012	$1,000	$147,456	$(25,671)	$1,240,119	$1,362,904
Capital contributions from parent and other	—	(1)	—	—	(1)
Change in net unrealized gains (losses):
Investment securities	—	—	6,148	—	6,148
Cash flow hedges	—	—	(2,766)	—	(2,766)
Retirement plan liabilities adjustment	—	—	13,609	—	13,609
Foreign currency translation adjustments	—	—	3,392	—	3,392
Net loss	—	—	—	(48,081)	(48,081)
Balance, March 31, 2012	$1,000	$147,455	$(5,288)	$1,192,038	$1,335,205

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)
Three Months Ended March 31,	2012	2011

Cash Flows from Operating Activities
Net loss	$(48,081)	$(52,917)
Reconciling adjustments:
Provision for finance receivable losses	67,256	56,781
Depreciation and amortization	48,520	67,317
Deferral of finance receivable origination costs	(9,440)	(8,832)
Deferred income tax benefit	(38,061)	(66,521)
Writedowns and net loss on sales of real estate owned	18,698	13,512
Writedowns on assets resulting from restructuring	4,994	—
Mark to market provision on finance receivables held for sale originated as held for investment	1,372	—
Net loss on sales of finance receivables held for sale originated as held for investment	578	—
Net realized (gains) losses on investment securities	(234)	2,170
Change in other assets and other liabilities	77,749	24,418
Change in insurance claims and policyholder liabilities	(5,681)	(9,249)
Change in taxes receivable and payable	13,262	26,741
Change in accrued finance charges	356	15,313
Change in restricted cash	982	24,381
Other, net	1,258	799
Net cash provided by operating activities	133,528	93,913

Cash Flows from Investing Activities
Finance receivables originated or purchased	(368,553)	(344,899)
Principal collections on finance receivables	726,370	747,043
Sales and principal collections on finance receivables held for sale originated as held for investment	44,561	—
Investment securities purchased	(242,860)	(4,300)
Investment securities called, sold, and matured	157,463	29,551
Change in notes receivable from AIG	—	468,662
Change in restricted cash	2,401	6,378
Proceeds from sale of real estate owned	53,443	48,340
Other, net	(2,613)	(2,049)
Net cash provided by investing activities	370,212	948,726

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	272,684	—
Repayment of long-term debt	(139,502)	(670,458)
Net cash provided by (used for) financing activities	133,182	(670,458)

Effect of exchange rate changes	1	379

Increase in cash and cash equivalents	636,923	372,560
Cash and cash equivalents at beginning of period	689,586	1,397,563
Cash and cash equivalents at end of period	$1,326,509	$1,770,123

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF FINANCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2012

Note 1.  Basis of Presentation

Springleaf Finance, Inc. (SLFI or, collectively with its subsidiaries, whether directly or indirectly owned, the Company, we, us, or our) is a direct wholly-owned subsidiary of AGF Holding Inc. (AGF Holding). AGF Holding is 80% owned by FCFI Acquisition LLC (FCFI), an affiliate of Fortress Investment Group LLC (Fortress), and 20% owned by AIG Capital Corporation, a direct wholly-owned subsidiary of American International Group, Inc. (AIG), a Delaware corporation. SLFI’s principal subsidiary is Springleaf Finance Corporation (SLFC).

On November 30, 2010, FCFI indirectly acquired an 80% economic interest in the Company (the FCFI Transaction). Because of the nature of the FCFI Transaction, the significance of the ownership interest acquired, and at the direction of our acquirer, we applied push-down accounting to SLFI and SLFC, and we revalued our assets and liabilities based on their fair values at the date of the FCFI Transaction in accordance with business combination accounting standards (push-down accounting).

We prepared our condensed consolidated financial statements using accounting principles generally accepted in the United States of America (U.S. GAAP). These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The statements include the accounts of SLFI and its subsidiaries, all of which are wholly owned. We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. You should read these statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. To conform to the 2012 presentation, we reclassified certain items in the prior period.

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

If current market conditions, as well as our financial performance, do not improve or further deteriorate, we may not be able to generate sufficient cash to service our debt. At March 31, 2012, we had $1.3 billion of cash and cash equivalents ($7.4 million of cash and cash equivalents related to our foreign subsidiary, Ocean Finance and Mortgages Limited (Ocean)), and during the three months ended March 31, 2012 we generated a net operating loss of $48.1 million and cash flows from operating and investing activities of $503.7 million. During the first quarter of 2012, we repurchased $35.5 million of debt scheduled to mature in 2012, and we made additional repurchases after quarter end. For the remainder of 2012, we are required to pay $2.7 billion to service the principal and interest due under the terms of our existing debt (excluding securitizations). Additionally, we have $820.6 million of debt maturities and interest payments (excluding securitizations) due in the first quarter of 2013. In order to meet our debt obligations in 2012 and beyond, we are exploring a number of options, including additional debt financings, particularly new securitizations involving real estate and/or non-real estate loans, debt refinancing transactions, debt exchange offers, debt restructurings, portfolio sales, or a combination of the foregoing. In April, our insurance subsidiaries received the necessary approvals to pay cash dividends of $150.0 million during 2012, and SLFC effected a private securitization transaction. See Note 21 for further information on these subsequent events. As of March 31, 2012, the Company had $3.1 billion of unencumbered real estate loans and $2.9 billion of unencumbered non-real estate loans.

The Company ceased its real estate lending effective January 1, 2012 to focus on its other consumer lending products, which have substantially higher yields. The Company also has the flexibility to manage the volume of finance receivable originations on a timely basis to preserve its liquidity for near-term obligations.

We cannot assure that additional debt financings, particularly new securitizations, debt refinancing transactions, debt exchange offers, debt restructurings, or portfolio sales will be available to us on acceptable terms, or at all. Our ability to support operations and repay indebtedness will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory, and other factors that are beyond our control and cannot be predicted with certainty. We would be materially adversely affected if we were unable to repay or refinance our debt as it comes due.

We actively manage our liquidity and continually work on initiatives to address our liquidity needs. In connection with our liability management efforts, we or our affiliates from time to time have purchased, and may in the future purchase, portions of our outstanding indebtedness. Any such purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration as we or any such affiliates may determine. Our plans are dynamic and we may adjust our plans in response to changes in our expectations and changes in market conditions.

Based on our estimates and taking into account the risks and uncertainties of such plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due during the next twelve months, provided we are able to execute on capital raising or debt refinancing or restructuring plans. We are also incorporating into our business plans the need to generate liquidity to meet our debt payments into 2013.

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

•                  SLFI will pay some or all of its note payable to SLFC ($538.0 million at March 31, 2012), if needed by SLFC to meet its liquidity needs;

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

Additionally, there are numerous risks to our financial results, liquidity, and capital raising and debt refinancing or restructuring plans which are not quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

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

Note 3.  Restructuring

As part of our strategic review of our operations, we initiated the following during the first quarter of 2012:

•                  On February 1, 2012, we informed affected employees of our plan to close approximately 60 branch offices and immediately cease consumer lending and retail sales financing in 14 states where we do not have a significant presence and in southern Florida.

•                  On February 15, 2012, we reduced the workforce at our Evansville, Indiana headquarters by approximately 130 employees due to the cessation of real estate lending, the branch office closings, and the cessation of consumer lending and retail sales financing in 14 states and southern Florida.

•                  On March 2, 2012, we informed affected employees of our plan to consolidate certain branch operations and close approximately 150 branch offices in 25 states.

•                  On March 23, 2012, we informed affected employees of our plan to reduce the workforce of Ocean by approximately 60 employees due to our cessation of real estate lending in the United Kingdom.

As a result of these events, our workforce was reduced by approximately 690 employees in the first quarter of 2012 and 60 employees in April 2012 and we incurred a pretax charge of $21.6 million in the first quarter of 2012.

Restructuring expenses and related asset impairment and other expenses by business segment were as follows:

(dollars in thousands)	Branch Segment	Centralized Real Estate Segment	Insurance Segment	All Other	Consolidated Total

Three Months Ended March 31, 2012

Restructuring expenses	$18,734	$—	$82	$2,770	$21,586

Cumulative amounts incurred since inception	$18,734	$—	$82	$2,770	$21,586

Total amount expected to be incurred*	$19,520	$—	$82	$2,770	$22,372

*                 Includes cumulative amounts incurred and additional future amounts to be incurred that can be reasonably estimated at March 31, 2012.

Changes in the restructuring liability were as follows:

(dollars in thousands)	Severance Expenses	Contract Termination Expenses	Asset Writedowns	Other Exit Expenses (a)	Total Restructuring Expenses

Three Months Ended March 31, 2012

Balance at beginning of period	$—	$—	$—	$—	$—
Amounts charged to expense	10,287	5,532	4,994	773	21,586
Amounts paid	(2,938)	(1,514)	—	(75)	(4,527)
Non-cash expenses	—	—	(4,994)	200	(4,794)
Balance at end of period	$7,349	$4,018	$—	$898	$12,265

Cumulative amounts incurred since inception	$10,287	$5,532	$4,994	$773	$21,586

Total amount expected to be incurred (b)	$10,699	$5,682	$5,174	$817	$22,372

(a)          Primarily includes removal expenses for branch furniture and signs and fees for outplacement services. Also includes the impairment of the market value adjustment on leased branch offices from the FCFI Transaction.

(b)         Includes cumulative amounts incurred and additional future amounts to be incurred that can be reasonably estimated at March 31, 2012.

At March 31, 2012, anticipated cash payments for restructuring expenses are expected to be paid in the following periods:

(dollars in thousands)	Severance Payments	Contract Termination Payments	Other Exit Payments	Total Restructuring Payments

Second quarter 2012	$5,874	$1,256	$942	$8,072
Third quarter 2012	1,576	701	—	2,277
Fourth quarter 2012	292	551	—	843
2013+	14	1,842	—	1,856
Total	$7,756	$4,350	$942	$13,048

At March 31, 2012, we anticipate $0.8 million in additional restructuring expenses to be incurred in 2012. The branch office closings and workforce reductions are the result of our efforts to return to profitability. However, there can be no assurance that these efforts will be effective.

Note 4.  Recent Accounting Standards

Accounting Standards Adopted in 2012

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. In October 2010, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU), ASU 2010-26, that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The new standard clarifies how to determine whether the costs incurred in connection with the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The new standard is effective for interim and annual periods beginning on January 1, 2012 with early adoption permitted. Prospective or retrospective application is permitted. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Reconsideration of Effective Control for Repurchase Agreements. In April 2011, the FASB issued ASU 2011-03, which is an amendment to existing criteria for determining whether or not a transferor has retained effective control over securities sold under agreements to repurchase. A secured borrowing is recorded when effective control over the transferred financial assets is maintained, and a sale is recorded when effective control over the transferred financial assets has not been maintained. The amendment removes the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially agreed terms, even in the event of default by the transferee. The collateral maintenance implementation guidance related to this criterion also is removed. The collateral maintenance implementation guidance was a requirement of the transferor to demonstrate that it possessed adequate collateral to fund substantially all the cost of purchasing the replacement financial assets. The amendment is effective for us beginning January 1, 2012. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. In May 2011, the FASB and the International Accounting Standards Board jointly issued ASU 2011-04, resulting in a common fair value meaning between U.S. GAAP and IFRS and consistency of disclosures relating to fair value. The new standard is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. In December 2011, the FASB issued ASU 2011-12, which defers the effective date of the presentation requirements of the accumulated other comprehensive income reclassification adjustments in ASU 2011-05. The amendments in this new standard are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income or loss on the components of net income and other comprehensive income for all periods presented. The new standard is effective for interim and annual periods beginning on January 1, 2012. The adoption of this new standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Accounting Standards to be Adopted in the Future

Disclosures about Offsetting Assets and Liabilities. In December 2011, the FASB issued ASU 2011-11, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this new standard are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments should be applied retrospectively for all prior periods presented. The adoption of this new standard is not expected to have a material effect on our consolidated financial condition, results of operations, or cash flows.

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

Components of net finance receivables by portfolio segment were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total

March 31, 2012

Gross receivables	$9,787,692	$2,782,639	$363,999	$12,934,330
Unearned finance charges and points and fees	(10,372)	(327,035)	(41,732)	(379,139)
Accrued finance charges	55,326	30,765	3,041	89,132
Deferred origination costs	972	25,849	—	26,821
Premiums, net of discounts	7	—	(4)	3
Total	$9,833,625	$2,512,218	$325,304	$12,671,147

December 31, 2011

Gross receivables	$10,068,246	$2,968,963	$412,452	$13,449,661
Unearned finance charges and points and fees	(12,649)	(346,437)	(46,142)	(405,228)
Accrued finance charges	59,254	35,388	3,599	98,241
Deferred origination costs	953	27,125	—	28,078
Premiums, net of discounts	8	—	(6)	2
Total	$10,115,812	$2,685,039	$369,903	$13,170,754

Included in the table above are real estate finance receivables associated with the securitizations that remain on our balance sheet totaling $2.3 billion at March 31, 2012 and $2.4 billion at December 31, 2011. See Note 6 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables totaling $4.8 billion at March 31, 2012 and December 31, 2011, which have been pledged as collateral for SLFC’s $3.75 billion six-year secured term loan facility (secured term loan).

Unused credit lines extended to customers by the Company totaled $157.4 million at March 31, 2012 and $188.1 million at December 31, 2011. All unused credit lines, in part or in total, can be cancelled at the discretion of the Company.

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

FICO-delineated prime, non-prime, and sub-prime categories for net finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	Other*	Total

March 31, 2012

Prime	$884,362	$2,961,707	$487,133	$133,180	$—	$4,466,382
Non-prime	986,325	810,575	573,983	45,883	—	2,416,766
Sub-prime	3,550,383	329,044	1,443,750	145,702	—	5,468,879
Other/FICO unavailable	192,568	268	5,343	557	120,384	319,120
Total	$5,613,638	$4,101,594	$2,510,209	$325,322	$120,384	$12,671,147

December 31, 2011

Prime	$957,747	$3,078,645	$531,057	$152,736	$—	$4,720,185
Non-prime	1,051,121	827,601	620,190	51,366	—	2,550,278
Sub-prime	3,747,804	334,457	1,525,410	164,943	—	5,772,614
Other/FICO unavailable	546	654	5,354	757	120,366	127,677
Total	$5,757,218	$4,241,357	$2,682,011	$369,802	$120,366	$13,170,754

*                 Primarily includes net finance receivables of our foreign subsidiary, Ocean.

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
	Real Estate	Real Estate	Real Estate	Retail	Other (a)	Total

March 31, 2012

Prime	3.73%	8.34%	1.46%	1.88%	N/M	6.61%
Non-prime	5.48	13.29	2.11	3.54	N/M	7.50
Sub-prime	7.37	14.22	3.30	3.39	N/M	6.66
Other/FICO unavailable	7.80	N/M (b)	6.07	37.24	5.01	6.92

Total	6.48%	9.80%	2.68%	2.82%	5.01%	6.81%

December 31, 2011

Prime	3.65%	8.54%	1.56%	2.46%	N/M	6.69%
Non-prime	5.60	13.85	2.40	4.66	N/M	7.72
Sub-prime	7.25	14.99	3.82	4.36	N/M	6.77
Other/FICO unavailable	6.27	41.21	1.78	2.06	4.80%	4.83

Total	6.35%	10.10%	3.05%	3.58%	4.80%	6.91%

(a)          Primarily includes delinquency ratios of our foreign subsidiary, Ocean.

(b)         Not meaningful

Nonaccrual Finance Receivables

Our net finance receivables by performing and nonperforming (nonaccrual) by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	Other*	Total

March 31, 2012

Performing	$5,335,248	$3,758,020	$2,466,003	$319,186	$116,236	$11,994,693
Nonperforming	278,390	343,574	44,206	6,136	4,148	676,454
Total	$5,613,638	$4,101,594	$2,510,209	$325,322	$120,384	$12,671,147

December 31, 2011

Performing	$5,486,684	$3,889,686	$2,632,079	$360,910	$115,895	$12,485,254
Nonperforming	270,534	351,671	49,932	8,892	4,471	685,500
Total	$5,757,218	$4,241,357	$2,682,011	$369,802	$120,366	$13,170,754

*                 Primarily includes net finance receivables of our foreign subsidiary, Ocean.

Delinquent Finance Receivables

Our delinquency by portfolio segment and by class was as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	Other*	Total

March 31, 2012

Net finance receivables:
30-59 days past due	$107,663	$71,133	$27,802	$5,615	$1,778	$213,991
60-89 days past due	54,417	43,536	15,440	2,615	1,257	117,265
90-119 days past due	38,355	33,515	11,727	2,004	1,118	86,719
120-149 days past due	32,650	26,748	10,962	1,923	591	72,874
150-179 days past due	29,045	27,982	8,456	1,519	550	67,552
180 days or more past due	178,340	255,329	13,061	690	1,889	449,309
Total past due	440,470	458,243	87,448	14,366	7,183	1,007,710
Current	5,173,168	3,643,351	2,422,761	310,956	113,201	11,663,437
Total	$5,613,638	$4,101,594	$2,510,209	$325,322	$120,384	$12,671,147

December 31, 2011

Net finance receivables:
30-59 days past due	$96,602	$81,049	$33,110	$7,157	$1,629	$219,547
60-89 days past due	58,263	59,311	20,770	4,169	1,105	143,618
90-119 days past due	46,231	42,456	16,317	3,543	1,088	109,635
120-149 days past due	36,801	36,984	12,965	2,750	810	90,310
150-179 days past due	30,689	29,489	9,225	1,716	626	71,745
180 days or more past due	156,813	242,742	11,426	883	1,947	413,811
Total past due	425,399	492,031	103,813	20,218	7,205	1,048,666
Current	5,331,819	3,749,326	2,578,198	349,584	113,161	12,122,088
Total	$5,757,218	$4,241,357	$2,682,011	$369,802	$120,366	$13,170,754

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

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at six months past due. We had $2.2 million of branch retail finance receivables more than 90 days past due at March 31, 2012, compared to $3.8 million at December 31, 2011. Our other portfolio segments by class (branch real estate, centralized real estate, and branch non-real estate) do not have finance receivables that were more than 90 days past due and still accruing finance charges.

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

(dollars in thousands)	March 31, 2012	December 31, 2011

Carrying amount, net of allowance	$1,503,741	$1,539,701

Outstanding balance	$2,134,961	$2,198,525

Allowance for purchased credit impaired finance receivable losses	$—	$—

We did not create an allowance for purchased credit impaired finance receivable losses in the first quarter of 2012 since the net carrying value of these purchased credit impaired finance receivables was less than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

(dollars in thousands) At or for the Three Months Ended March 31,	2012	2011

Balance at beginning of period	$466,648	$644,681
Additions	—	—
Accretion	(31,907)	(35,848)
Disposals	(6,034)	(13,782)
Balance at end of period	$428,707	$595,051

FICO-delineated prime, non-prime, and sub-prime categories for purchased credit impaired finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	Other	Total

March 31, 2012

Prime	$50,429	$508,962	$—	$—	$—	$559,391
Non-prime	93,770	254,665	—	—	—	348,435
Sub-prime	469,586	112,057	—	—	—	581,643
Other/FICO unavailable	14,272	—	—	—	—	14,272
Total	$628,057	$875,684	$—	$—	$—	$1,503,741

December 31, 2011

Prime	$53,447	$525,767	$—	$—	$—	$579,214
Non-prime	98,659	260,919	—	—	—	359,578
Sub-prime	487,072	113,770	—	—	—	600,842
Other/FICO unavailable	66	1	—	—	—	67
Total	$639,244	$900,457	$—	$—	$—	$1,539,701

FICO-delineated prime, non-prime, and sub-prime categories for delinquency ratios for purchased credit impaired finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-		Branch
	Real Estate	Real Estate	Real Estate		Retail	Other	Total

March 31, 2012

Prime	13.31%	21.98%	N/M	*	N/M	N/M	21.26%
Non-prime	13.43	23.41	N/M		N/M	N/M	20.94
Sub-prime	16.81	22.36	N/M		N/M	N/M	18.65
Other/FICO unavailable	28.58	—	N/M		N/M	N/M	28.61
Total	16.29%	22.44%	N/M		N/M	N/M	20.23%

December 31, 2011

Prime	14.11%	23.77%	N/M		N/M	N/M	22.97%
Non-prime	14.24	25.02	N/M		N/M	N/M	22.34
Sub-prime	16.22	25.44	N/M		N/M	N/M	18.99
Other/FICO unavailable	40.75	—	N/M		N/M	N/M	44.08
Total	15.74%	24.34%	N/M		N/M	N/M	21.24%

*                 Not meaningful

If the timing and/or amounts of expected cash flows on purchased credit impaired finance receivables were determined to be not reasonably estimable, no interest would be accreted and the finance receivables would be reported as nonaccrual finance receivables. However, since the timing and amounts of expected cash flows for our pools are reasonably estimable, interest is being accreted and the finance receivables are being reported as performing finance receivables. Our purchased credit impaired finance receivables as determined as of November 30, 2010 remain in our purchased credit impaired pools until liquidation. No finance receivables have been added to these pools subsequent to November 30, 2010. We do not reclassify modified purchased credit impaired finance receivables as Troubled Debt Restructurings (TDRs).

TDR Finance Receivables

Information regarding TDR finance receivables (which are all real estate loans) by portfolio segment and by class was as follows:

(dollars in thousands)	Branch Real Estate	Centralized Real Estate	Total

March 31, 2012

TDR gross finance receivables	$147,524	$201,026	$348,550
TDR net finance receivables	$148,258	$201,492	$349,750
Allowance for TDR finance receivable losses	$21,930	$11,260	$33,190

December 31, 2011

TDR gross finance receivables	$126,282	$171,173	$297,455
TDR net finance receivables	$126,950	$171,559	$298,509
Allowance for TDR finance receivable losses	$18,630	$10,730	$29,360

As a result of the FCFI Transaction, all TDR finance receivables that existed as of November 30, 2010 were reclassified to and are accounted for prospectively as purchased credit impaired finance receivables. We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables by portfolio segment and by class were as follows:

(dollars in thousands) Three Months Ended March 31,	2012	2011

Branch

TDR average net receivables	$137,161	$45,280
TDR finance charges recognized	$2,132	$280

Centralized Real Estate

TDR average net receivables	$186,231	$26,885
TDR finance charges recognized	$2,063	$443

Total

TDR average net receivables	$323,392	$72,165
TDR finance charges recognized	$4,195	$723

Information regarding the financial effects of the TDR finance receivables by portfolio segment and by class was as follows:

(dollars in thousands) Three Months Ended March 31,	2012	2011

Branch

Number of TDR accounts	369	425
Pre-modification TDR net finance receivables	$31,223	$37,753
Post-modification TDR net finance receivables	$31,739	$37,726

Centralized Real Estate

Number of TDR accounts	254	162
Pre-modification TDR net finance receivables	$42,650	$28,580
Post-modification TDR net finance receivables	$41,095	$28,287

Total

Number of TDR accounts	623	587
Pre-modification TDR net finance receivables	$73,873	$66,333
Post-modification TDR net finance receivables	$72,834	$66,013

Net finance receivables that defaulted during the period that were modified as TDRs within the previous 12 months, from the earliest payment default date, by portfolio segment and by class were as follows:

(dollars in thousands) Three Months Ended March 31,	2012

Branch

Number of TDR accounts	93
TDR net finance receivables*	$7,799

Centralized Real Estate

Number of TDR accounts	68
TDR net finance receivables*	$11,366

Total

Number of TDR accounts	161
TDR net finance receivables*	$19,165

*                 Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Home Affordable Modification Program (HAMP)

In third quarter 2009, MorEquity, Inc. (MorEquity), a wholly-owned subsidiary of SLFC, entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement (the Agreement) with the Federal National Mortgage Association as financial agent for the United States Department of the Treasury, which provides for participation in the HAMP. MorEquity entered into the Agreement as the servicer with respect to our centralized real estate loans, with an effective date of September 1, 2009. On February 1, 2011, MorEquity entered into Subservicing Agreements for the servicing of its centralized real estate loans with Nationstar Mortgage LLC (Nationstar), a non-subsidiary affiliate of SLFI. As a result of the subservicing transfer, the Agreement was terminated on May 26, 2011. Loans subserviced by Nationstar that are eligible for modification pursuant to HAMP guidelines are still subject to HAMP.

Note 6.  On-Balance Sheet Securitization Transactions and VIEs

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

On-Balance Sheet Securitization Transactions

On February 10, 2012, we sold certain previously retained subordinated trust certificates from our March 2010 securitization. The certificates had a face value of $215.6 million and were sold at 103.6% (before taxes and selling expenses and excluding accrued interest). Also on February 10, 2012, we sold a previously retained senior note from our September 2011 securitization. The note had a face value of $49.7 million and was sold at 99.3% (before taxes and selling expenses and excluding accrued interest). As a result of these transactions, we recorded $272.7 million of additional debt.

In April 2012, SLFC effected a private securitization transaction. See Note 21 for further information on this securitization transaction.

One of our previous securitization transactions utilizes a third-party servicer to service the finance receivables. Although we have servicer responsibilities for the finance receivables for our other existing securitization transactions, Nationstar subservices the centralized real estate loans for the majority of our securitization transactions. In the case of each existing securitization transaction, the related finance receivables have been legally isolated and are only available for payment of the debt and other obligations issued in or arising from the applicable securitization transaction. The cash and cash equivalent balances relating to securitization transactions may be used only to support the on-balance sheet securitization transactions and are recorded as restricted cash. We hold the right to certain excess cash flows not needed to pay the debt and other obligations issued in or arising from our securitization transactions. The asset-backed debt has been issued by consolidated VIEs.

Consolidated VIEs

We evaluated the securitization trusts and determined that these entities are VIEs of which we are the primary beneficiary; therefore, we consolidated such entities. We are deemed to be the primary beneficiaries of these VIEs because we have power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits that are potentially significant to the VIE. Our power stems from having prescribed detailed servicing standards and procedures that the third-party servicer and Nationstar must observe (and which cannot be modified without our consent), and from our required involvement in certain loan workouts and disposals of defaulted loans or related collateral. Our retained subordinated and residual interest trust certificates expose us to potentially significant losses and potentially significant returns.

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

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011

Assets
Finance receivables	$2,294,235	$2,368,569
Allowance for finance receivable losses	3,585	2,095
Restricted cash	24,990	30,014

Liabilities
Long-term debt	$1,557,170	$1,385,847

Other than our retained subordinate and residual interests in the consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to these VIEs for the three months ended March 31, 2012 and 2011 totaled $22.8 million and $18.3 million, respectively.

Unconsolidated VIE

We have established a VIE that holds the junior subordinated debt. We are not the primary beneficiary, and we do not have a variable interest in this VIE. Therefore, we do not consolidate such entity. We had no off-balance sheet exposure to loss associated with this VIE at March 31, 2012 or December 31, 2011.

Note 7.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses and net finance receivables by portfolio segment and by class were as follows:

	Branch	Centralized	Branch Non-	Branch		Consolidated
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Retail	All Other	Total

Three Months Ended March 31, 2012

Balance at beginning of period	$20,741	$10,730	$39,522	$1,007	$—	$72,000
Provision for finance receivable losses	16,082	26,167	21,229	3,778	—	67,256
Charge-offs	(14,956)	(25,888)	(29,916)	(6,508)	—	(77,268)
Recoveries	2,101	251	9,073	3,030	—	14,455
Transfers to finance receivables held for sale (a)	—	—	(1,107)	(194)	—	(1,301)
Balance at end of period	$23,968	$11,260	$38,801	$1,113	$—	$75,142

Net finance receivables	$5,613,638	$4,101,594	$2,510,209	$325,322	$120,384	$12,671,147

Three Months Ended March 31, 2011

Balance at beginning of period	$2,465	$488	$4,111	$56	$—	$7,120
Provision for finance receivable losses	9,945	26,957	19,103	776	—	56,781
Charge-offs	(9,542)	(24,586)	(20,163)	(4,293)	—	(58,584)
Recoveries (b)	6,769	151	9,708	3,665	—	20,293
Balance at end of period	$9,637	$3,010	$12,759	$204	$—	$25,610

Net finance receivables	$6,174,740	$4,670,573	$2,509,830	$433,040	$127,395	$13,915,578

(a)          During the three months ended March 31, 2012, we decreased the allowance for finance receivable losses as a result of the transfers of $79.2 million of finance receivables from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

(b)        Includes $5.0 million of recoveries ($2.9 million branch real estate loan recoveries, $1.9 million branch non-real estate loan recoveries, and $0.2 million branch retail sales finance recoveries) as a result of a settlement of claims relating to our February 2008 purchase of Equity One, Inc.’s consumer branch finance receivable portfolio.

Included in the tables above are allowance for finance receivable losses associated with securitizations that remain on our balance sheet totaling $3.6 million at March 31, 2012 and $2.1 million at December 31, 2011. See Note 6 for further discussion regarding our securitization transactions.

After the FCFI Transaction, the recorded investment or carrying amount of finance receivables includes the impact of push-down adjustments. For the three months ended March 31, 2012, the carrying amount charged off for non-credit impaired loans subject to push-down accounting was $53.8 million. For the three months ended March 31, 2011, the carrying amount charged off for non-credit impaired loans subject to push-down accounting was $17.4 million.

For the three months ended March 31, 2012, the carrying amount charged off for purchased credit impaired loans subject to push-down accounting was $9.2 million. For the three months ended March 31, 2011, the carrying amount charged off for purchased credit impaired loans subject to push-down accounting was $37.4 million. These amounts represent additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status. Through March 31, 2012, we have not recognized any additional charges to the provision for finance receivable losses related to decreases in the expected cash flows for the remaining accounts in the credit impaired pools that incorporate pool assumptions, above the charges related to removal of foreclosed or charged-off accounts.

The allowance for finance receivable losses and net finance receivables by portfolio segment and by impairment method were as follows:

	Real	Non-Real	Retail
(dollars in thousands)	Estate Loans	Estate Loans	Sales Finance	Total

March 31, 2012

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$2,038	$38,801	$1,113	$41,952
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	—	—	—	—
Individually evaluated for impairment (TDR finance receivables)	33,190	—	—	33,190
Total	$35,228	$38,801	$1,113	$75,142

Finance receivables:
Collectively evaluated for impairment	$7,980,134	$2,512,218	$325,304	$10,817,656
Purchased credit impaired finance receivables	1,503,741	—	—	1,503,741
TDR finance receivables	349,750	—	—	349,750
Total	$9,833,625	$2,512,218	$325,304	$12,671,147

December 31, 2011

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$2,111	$39,522	$1,007	$42,640
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	—	—	—	—
Individually evaluated for impairment (TDR finance receivables)	29,360	—	—	29,360
Total	$31,471	$39,522	$1,007	$72,000

Finance receivables:
Collectively evaluated for impairment	$8,277,602	$2,685,039	$369,903	$11,332,544
Purchased credit impaired finance receivables	1,539,701	—	—	1,539,701
TDR finance receivables	298,509	—	—	298,509
Total	$10,115,812	$2,685,039	$369,903	$13,170,754

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

Note 8.  Finance Receivables Held for Sale

During the three months ended March 31, 2012, we transferred $79.2 million of finance receivables from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. At the time of transfer, we marked these loans to lower of cost or fair value and recorded net losses of $1.9 million in other revenues for the three months ended March 31, 2012. In March 2012, we sold $44.6 million of finance receivables held for sale with no additional loss. In April 2012, we sold $3.5 million of finance receivables held for sale with no additional loss.

When we sell finance receivables, we establish a reserve for sales recourse in other liabilities, which represents our estimate of losses to be: (a) incurred by us on the repurchase of certain finance receivables that we previously sold; and (b) incurred by us for the indemnification of losses incurred by purchasers. We repurchased one loan for $0.1 million during the three months ended March 31, 2012 primarily due to such loan reaching defined delinquency limits under the loan sale agreement, compared to three loans repurchased for $0.5 million during the three months ended March 31, 2011. At March 31, 2012, there were no material unresolved recourse requests.

The activity in our reserve for sales recourse obligations was as follows:

(dollars in thousands) At or for the Three Months Ended March 31,	2012	2011

Balance at beginning of period	$1,648	$3,511
Provision for/(reduction in) recourse obligations	117	(517)
Recourse losses	—	(118)
Balance at end of period	$1,765	$2,876

Note 9.  Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities by type, which are classified as available-for-sale, were as follows:

	Cost/ Amortized	Unrealized	Unrealized	Fair	Other- Than- Temporary Impairments
(dollars in thousands)	Cost	Gains	Losses	Value	in AOCI(L)

March 31, 2012

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$54,595	$1,195	$(3)	$55,787	$—
Obligations of states, municipalities, and political subdivisions	204,206	5,067	(661)	208,612	—
Corporate debt	532,668	8,361	(2,250)	538,779	—
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (RMBS)	148,140	4,762	(108)	152,794	—
Commercial mortgage-backed securities (CMBS)	46,957	2,461	(184)	49,234	—
Collateralized debt obligations (CDO)/Asset-backed securities (ABS)	121,900	789	(86)	122,603	—
Total	1,108,466	22,635	(3,292)	1,127,809	—
Preferred stocks	4,959	—	(190)	4,769	—
Other long-term investments*	5,375	168	(2,057)	3,486	—
Common stocks	974	14	(4)	984	—
Total	$1,119,774	$22,817	$(5,543)	$1,137,048	$—

December 31, 2011

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$68,449	$2,005	$(17)	$70,437	$—
Obligations of states, municipalities, and political subdivisions	204,737	4,584	(484)	208,837	—
Corporate debt	461,492	3,962	(5,880)	459,574	—
Mortgage-backed, asset-backed, and collateralized:
RMBS	155,693	4,666	(93)	160,266	—
CMBS	37,438	1,660	(627)	38,471	—
CDO/ABS	97,043	280	(583)	96,740	—
Total	1,024,852	17,157	(7,684)	1,034,325	—
Preferred stocks	4,959	—	(163)	4,796	—
Other long-term investments*	5,599	167	(1,639)	4,127	—
Common stocks	841	—	(22)	819	—
Total	$1,036,251	$17,324	$(9,508)	$1,044,067	$—

*                 Excludes interest in a limited partnership that we account for using the equity method ($1.4 million at March 31, 2012 and December 31, 2011).

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	12 Months or Less		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2012

Bonds:
U.S. government and government sponsored entities	$2,002	$(3)	$—	$—	$2,002	$(3)
Obligations of states, municipalities, and political subdivisions	6,548	(67)	18,613	(594)	25,161	(661)
Corporate debt	71,763	(507)	62,631	(1,743)	134,394	(2,250)
RMBS	22,429	(102)	113	(6)	22,542	(108)
CMBS	22,346	(140)	877	(44)	23,223	(184)
CDO/ABS	43,748	(86)	—	—	43,748	(86)
Total	168,836	(905)	82,234	(2,387)	251,070	(3,292)
Preferred stocks	4,769	(190)	—	—	4,769	(190)
Other long-term investments	1,949	(2,055)	27	(2)	1,976	(2,057)
Common stocks	110	(4)	—	—	110	(4)
Total	$175,664	$(3,154)	$82,261	$(2,389)	$257,925	$(5,543)

December 31, 2011

Bonds:
U.S. government and government sponsored entities	$15,521	$(17)	$—	$—	$15,521	$(17)
Obligations of states, municipalities, and political subdivisions	6,600	(20)	19,633	(464)	26,233	(484)
Corporate debt	163,275	(2,871)	65,261	(3,009)	228,536	(5,880)
RMBS	28,549	(87)	90	(6)	28,639	(93)
CMBS	19,248	(576)	1,006	(51)	20,254	(627)
CDO/ABS	71,343	(583)	—	—	71,343	(583)
Total	304,536	(4,154)	85,990	(3,530)	390,526	(7,684)
Preferred stocks	4,797	(163)	—	—	4,797	(163)
Other long-term investments	2,617	(1,639)	—	—	2,617	(1,639)
Common stocks	99	(22)	—	—	99	(22)
Total	$312,049	$(5,978)	$85,990	$(3,530)	$398,039	$(9,508)

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

During the three months ended March 31, 2012, we recognized an other-than-temporary impairment credit loss write-down to investment revenues on RMBS of $41,000. For these securities, we had no intent to sell them nor were we required to sell them; however, management was unable to assert that the security would recover the amortized cost prior to or at maturity. In addition, the loss criterion discussed with third-party valuation professionals, supported by analyst, industry, and cash flow reports, indicated that there was a high risk that the interest and principal payments were likely to be uncollectible or substantially reduced. Considering the data, we determined that it was reasonable to record a fair value write-down to investment revenues. In these instances, which have been confirmed by deal specifics, economic, market and credit events, tranche and cash flow information, underlying collateral, credit enhancement information, and default rates, management does not expect to recover a substantial portion of the contractual principal and interest payments sufficient to cover the entire amortized cost basis of these securities (that is, they are credit impaired).

As of March 31, 2012 and December 31, 2011, we had no investment securities which had been in an unrealized loss position of more than 25% for more than 12 months. As part of our credit evaluation procedures applied to investment securities, we consider the nature of both the specific securities and the general market conditions for those securities. Based on management’s analysis, we continue to believe that the expected cash flows from these investment securities will be sufficient to recover the amortized cost of our investment. We continue to monitor these positions for potential credit impairments.

Components of the other-than-temporary impairment charges on investment securities were as follows:

(dollars in thousands) Three Months Ended March 31,	2012	2011

Total other-than-temporary impairment losses	$(41)	$(1,929)
Portion of loss recognized in accumulated other comprehensive income	—	—
Net impairment losses recognized in net loss	$(41)	$(1,929)

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired investment securities were as follows:

(dollars in thousands) At or for the Three Months Ended March 31,	2012	2011

Balance at beginning of period	$3,725	$—
Additions:
Due to other-than-temporary impairments:
Not previously impaired/impairment not previously recognized	41	1,929
Previously impaired/impairment previously recognized	—	—
Reductions:
Realized due to sales with no prior intention to sell	—	—
Realized due to intention to sell	—	—
Accretion of credit impaired securities	—	—
Balance at end of period	$3,766	$1,929

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains (losses) were as follows:

(dollars in thousands) Three Months Ended March 31,	2012	2011

Fair value	$87,006	$27,329

Realized gains	$289	$78
Realized losses	(152)	(319)
Net realized gains (losses)	$137	$(241)

Contractual maturities of fixed-maturity investment securities at March 31, 2012 were as follows:

(dollars in thousands)	Fair	Amortized
March 31, 2012	Value	Cost

Fixed maturities, excluding mortgage-backed securities:
Due in 1 year or less	$116,732	$116,746
Due after 1 year through 5 years	327,395	323,980
Due after 5 years through 10 years	187,474	183,142
Due after 10 years	171,577	167,601
Mortgage-backed securities	324,631	316,997
Total	$1,127,809	$1,108,466

Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations. The Company may sell investment securities before maturity to achieve corporate requirements and investment strategies.

Note 10.  Restricted Cash

Restricted cash at March 31, 2012 and December 31, 2011 included funds to be used for future debt payments relating to our securitization transactions (see Note 6) and escrow deposits.

Note 11.  Related Party Transactions

Affiliate Lending

In April 2010, Springleaf Financial Funding Company, a wholly-owned subsidiary of SLFC, entered into and fully drew down a $3.0 billion, five-year secured term loan pursuant to a credit agreement among Springleaf Financial Funding Company, SLFC, and most of the consumer finance operating subsidiaries of SLFC (collectively, the Subsidiary Guarantors), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. In May 2011, the $3.0 billion secured term loan was refinanced to increase total borrowing to $3.75 billion with a new six-year term, significantly improved advance rates, and lower borrowing costs. Any portion of the secured term loan that is repaid (whether at or prior to maturity) will permanently reduce the principal amount outstanding and may not be reborrowed. Affiliates of Fortress and affiliates of AIG owned or managed lending positions in the syndicate of lenders totaling approximately $101.0 million at March 31, 2012 and $105.5 million at December 31, 2011.

Pension Plan

In January 2011, $216.0 million of plan assets were transferred from the AIG Retirement Plan to our tax-qualified defined benefit retirement plan (the Retirement Plan). At March 31, 2012, $61.7 million of plan assets had not been transferred, but were included in our total plan assets. The remaining $61.7 million of plan assets was transferred on April 23, 2012.

Reinsurance Agreements

Merit Life Insurance Co. (Merit), a wholly-owned subsidiary of SLFC, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and in some instances are subject to recapture by the insurer. Reserves on the books of Merit for reinsurance agreements with subsidiaries of AIG totaled $49.4 million at March 31, 2012 and $49.7 million at December 31, 2011.

Derivatives

At March 31, 2012 and December 31, 2011, all of our derivative financial instruments were with AIG Financial Products Corp., a subsidiary of AIG. See Note 13 for further information on our derivatives.

Subservicing and Refinance Agreements

Nationstar subservices the centralized real estate loans of MorEquity and two other subsidiaries of SLFC (collectively, the Owners), including certain securitized real estate loans. The Owners paid Nationstar fees for its subservicing and to facilitate the repayment of our centralized real estate loans through refinancings with other lenders as follows:

(dollars in thousands) Three Months Ended March 31,	2012	2011

Subservicing fees	$2,617	$2,158

Refinancing concessions	$2,725	$613

Investment Management Agreement

Logan Circle Partners, L.P., a non-subsidiary affiliate of SLFI, provides investment management services for $300.0 million of higher yielding bonds purchased in fourth quarter 2011. At March 31, 2012, fees of $0.2 million were due for these investment management services.

Note 12.  Long-term Debt

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at March 31, 2012 were as follows:

(dollars in thousands)	Retail Notes	Medium Term Notes	Euro Denominated Notes (a)	Secured Term Loan (b) (c)	Securitizations	Junior Subordinated Debt (Hybrid Debt)	Total

Interest rates (d)	4.00% - 9.00%	4.88% - 6.90%	3.25% - 4.13%	5.50%	4.05% - 5.75%	6.00%

Second quarter 2012	$14,130	$—	$—	$—	$—	$—	$14,130
Third quarter 2012	20,118	964,500	—	—	—	—	984,618
Fourth quarter 2012	42,909	1,000,000	—	—	—	—	1,042,909
First quarter 2013	41,817	—	666,900	—	—	—	708,717
Remainder of 2013	115,652	500,000	602,600	—	—	—	1,218,252
2014	363,690	—	—	—	—	—	363,690
2015	48,226	750,000	—	—	—	—	798,226
2016	—	375,000	—	—	—	—	375,000
2017-2067	—	3,300,000	—	3,750,000	—	350,000	7,400,000
Securitizations (e)	—	—	—	—	1,534,868	—	1,534,868
Total principal maturities	$646,542	$6,889,500	$1,269,500	$3,750,000	$1,534,868	$350,000	$14,440,410

Total carrying amount	$587,362	$6,018,222	$1,219,354	$3,767,519	$1,557,170	$171,528	$13,321,155

(a)                Euro denominated notes include two Euro 500 million note issuances, shown here at the U.S. dollar equivalent at time of issuance.

(b)               Issued by wholly-owned Company subsidiaries.

(c)                Guaranteed by SLFC and by the Subsidiary Guarantors.

(d)               The interest rates shown are the range of contractual rates in effect at March 31, 2012, which exclude the effects of the associated derivative instruments used in hedge accounting relationships, if applicable.

(e)               Securitizations are not included in above maturities by period due to their variable monthly repayments.

The secured term loan is guaranteed by SLFC and by the Subsidiary Guarantors. In addition, other SLFC operating subsidiaries that from time to time meet certain criteria will be required to become Subsidiary Guarantors. The secured term loan is secured by a first priority pledge of the stock of Springleaf Financial Funding Company that was limited at the transaction date, in accordance with existing SLFC debt agreements, to approximately 10% of SLFC’s consolidated net worth.

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

In May 2011, we recorded a $10.7 million gain on the early extinguishment of the original secured term loan, which represented the pro rata amount of the unamortized balance of the fair value adjustment on the debt no longer payable to the extinguished creditors. We deferred the remaining $20.1 million of the fair value adjustment on the debt for the remaining creditors, which was recognized on our balance sheet and is amortized over the new term using the interest rate method.

Springleaf Financial Funding Company used the proceeds from the secured term loan to make intercompany loans to the Subsidiary Guarantors. The intercompany loans are secured by a first priority security interest in eligible loan receivables, according to pre-determined eligibility requirements and in accordance with a borrowing base formula. The Subsidiary Guarantors used proceeds of the loans to pay down their intercompany loans from SLFC. SLFC used the payments from Subsidiary Guarantors to, among other things, repay debt and fund operations.

Note 13.  Derivative Financial Instruments

Our principal borrowing subsidiary is SLFC. SLFC uses derivative financial instruments in managing the cost of its debt by mitigating its exposures (interest rate and currency) in conjunction with specific long-term debt issuances and has used them in managing its return on finance receivables held for sale, but is neither a dealer nor a trader in derivative financial instruments. At March 31, 2012, SLFC’s derivative financial instruments (included in other assets) consisted of cross currency interest rate swap agreements. SLFC’s interest rate and equity-indexed swap agreements matured in 2011.

While all of SLFC’s cross currency interest rate swap agreements mitigate economic exposure of related debt, not all of these swap agreements currently qualify as cash flow or fair value hedges under U.S. GAAP.

Fair value of derivative instruments presented on a gross basis by type were as follows:

	March 31, 2012			December 31, 2011
(dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Hedging Instruments
Cross currency interest rate	$625,250	$34,881	$—	$625,250	$25,148	$—

Non-Designated Hedging Instruments
Cross currency interest rate	644,250	71,947	—	644,250	54,279	—
Total derivative instruments	$1,269,500	$106,828	$—	$1,269,500	$79,427	$—

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income or loss (effective portion), reclassified from accumulated other comprehensive income or loss into other revenues and interest expense (effective portion), and recognized in other revenues (ineffective portion) were as follows:

	Effective (a)				Ineffective
		From AOCI(L) (b) to
(dollars in thousands)	AOCI(L)	Other Revenues	Interest Expense	Earnings (c)	Revenues

Three Months Ended March 31, 2012

Cross currency interest rate	$15,750	$19,850	$155	$20,005	$52

Three Months Ended March 31, 2011

Interest rate:
As previously stated	$(2,165)	$(476)	$—	$(476)	$(2,524)
Adjustment	—	476	(476)	—	—
As revised	(2,165)	—	(476)	(476)	(2,524)

Cross currency interest rate:
As previously stated	65,611	78,863	—	78,863	460
Adjustment	—	(722)	722	—	—
As revised	65,611	78,141	722	78,863	460

Total	$63,446	$78,141	$246	$78,387	$(2,064)

(a)   In third quarter 2011, we corrected the omission of the effective portion of the valuation change of our interest rate and cross currency interest rate swaps that was recorded in accumulated other comprehensive income or loss and an equal amount that was reclassified to earnings for the three months ended March 31, 2011. This revision had no impact on the amount of AOCI(L) at March 31, 2011.

(b)   Accumulated other comprehensive income (loss).

(c)   Represents the total amounts reclassified from accumulated other comprehensive income or loss to other revenues and to interest expense for cash flow hedges as disclosed on our consolidated statement of comprehensive (loss) income.

We immediately recognize the portion of the gain or loss in the fair value of a derivative instrument in a cash flow hedge that represents hedge ineffectiveness in current period earnings in other revenues. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

At March 31, 2012, we expect the remaining $2.4 million deferred net gain on cash flow hedges to be reclassified from accumulated other comprehensive income or loss to earnings during the next twelve months.

For the three months ended March 31, 2012, there were no instances in which we reclassified amounts from accumulated other comprehensive income or loss to earnings as a result of a discontinuance of a cash flow hedge due to it becoming probable that the original forecasted transaction would not occur at the end of the originally specified time period.

The amounts recognized in other revenues for non-designated hedging instruments were as follows:

Non-Designated Hedging
(dollars in thousands)	Instruments

Three Months Ended March 31, 2012

Cross currency interest rate	$(3,440)

Three Months Ended March 31, 2011

Cross currency interest rate and interest rate	$22,383
Equity-indexed	80
Total	$22,463

Derivative adjustments included in other revenues consisted of the following:

(dollars in thousands) Three Months Ended March 31,	2012	2011

Mark to market gains	$13,263	$17,882
Net interest income	5,686	5,761
Credit valuation adjustment losses	(2,539)	(1,997)
Ineffectiveness gains (losses)	52	(2,064)
Other	—	817
Total	$16,462	$20,399

SLFC is exposed to credit risk if counterparties to swap agreements do not perform. SLFC regularly monitors counterparty credit ratings throughout the term of the agreements. SLFC’s exposure to market risk is limited to changes in the value of swap agreements offset by changes in the value of the hedged debt. In compliance with the authoritative guidance for fair value measurements, our valuation methodology for derivatives incorporates the effect of our non-performance risk and the non-performance risk of our counterparties. Effective January 1, 2012, we made an accounting policy election to continue to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio in compliance with the new authoritative guidance for fair value measurements.

See Note 19 for information on how we determine fair value on our derivative financial instruments.

Note 14.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011

Net unrealized gains on:
Investment securities	$11,228	$5,080
Cash flow hedges	1,552	4,318
Retirement plan liabilities adjustment	(21,612)	(35,221)
Foreign currency translation adjustments	3,544	152
Accumulated other comprehensive loss	$(5,288)	$(25,671)

Note 15.  Income Taxes

Benefit from income taxes decreased for the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to the decrease in the current year pretax loss and the increase in the valuation allowance on our state deferred tax assets in 2012.

At March 31, 2012, we had a valuation allowance on our state deferred tax assets of $16.1 million, net of a deferred federal tax benefit, and a valuation allowance of $5.2 million for our foreign United Kingdom operations. At March 31, 2012, we had a net deferred tax liability of $369.9 million. At December 31, 2011, we had a valuation allowance on our state deferred tax assets of $13.8 million, net of a deferred federal tax benefit, and a valuation allowance of $4.0 million for our foreign United Kingdom operations. At December 31, 2011, we had a net deferred tax liability of $398.8 million.

Note 16.  Supplemental Cash Flow Information

Supplemental disclosure of non-cash activities was as follows:

(dollars in thousands) Three Months Ended March 31,	2012	2011

Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$80,108	$—

Transfer of finance receivables to real estate owned	$50,866	$57,754

Note 17.  Segment Information

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

To supplement our lending and retail sales financing activities, we have historically purchased finance receivables originated by other lenders. We also offer credit and non-credit insurance and ancillary products to all eligible branch customers.

In our centralized real estate business segment, we originated or acquired a portfolio of residential real estate loans (until January 1, 2012), which was unrelated to our branch business. MorEquity services these real estate loans, all of which are subserviced by Nationstar, except for certain securitized real estate loans, which are serviced and subserviced by third parties.

In our insurance business segment, we write and reinsure credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance covering our customers and the property pledged as collateral through products that the branch business segment offers to its customers. We also offer non-credit insurance products.

The following table presents information about the Company’s segments as well as reconciliations to the condensed consolidated financial statement amounts.

	Branch	Centralized Real Estate	Insurance	All		Push-down Accounting	Consolidated
(dollars in thousands)	Segment	Segment	Segment	Other	Adjustments	Adjustments	Total

Three Months Ended March 31, 2012

Revenues:
External:
Finance charges	$310,214	$74,488	$—	$4,443	$—	$57,661	$446,806
Insurance	76	—	29,481	33	—	(41)	29,549
Other	15,709	(32,212)	13,351	(9,918)	(604)	(615)	(14,289)
Intercompany	16,695	25,983	(11,741)	(30,937)	—	—	—
Pretax income (loss)	21,216	(40,126)	12,227	(70,844)	(604)	5,908	(72,223)

Three Months Ended March 31, 2011

Revenues:
External:
Finance charges	$325,807	$89,348	$—	$3,683	$—	$60,007	$478,845
Insurance	86	—	28,506	18	—	(124)	28,486
Other	1,625	(2,941)	12,664	(36,290)	(2,351)	11,270	(16,023)
Intercompany	16,053	(437)	(11,354)	(4,262)	—	—	—
Pretax (loss) income	(160,971)	173,380	11,668	(82,586)	(2,351)	(22,779)	(83,639)

The “All Other” column includes:

•      corporate revenues and expenses such as management and administrative revenues and expenses, interest expense on debt not allocated to the business segments, and derivatives adjustments and foreign exchange gain or loss on foreign currency denominated debt that are not considered pertinent in determining segment performance; and

•      revenues and expenses from our foreign subsidiary, Ocean.

The “Adjustments” column includes realized gains (losses) on investment securities and commercial mortgage loans.

The push down accounting adjustments column includes the accretion or amortization of the valuation adjustments on the applicable revalued assets and liabilities resulting from the FCFI Transaction.

Note 18.  Benefit Plans

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

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans and other postretirement benefit plans:

(dollars in thousands)	Pension	Postretirement

Three Months Ended March 31, 2012

Components of net periodic benefit cost:
Service cost	$4,397	$81
Interest cost	4,764	72
Expected return on assets	(5,212)	—
Amortization of net loss	249	—
Curtailment credits	—	(110)
Net periodic benefit cost	$4,198	$43

Three Months Ended March 31, 2011

Components of net periodic benefit cost:
Service cost	$3,401	$65
Interest cost	4,504	72
Expected return on assets	(4,239)	—
Net periodic benefit cost	$3,666	$137

For the three months ended March 31, 2012, the Company did not contribute to its pension plans but expects to contribute $0.7 million for the remainder of 2012. These estimates are subject to change, since contribution decisions are affected by various factors including our liquidity, asset dispositions, market performance, and management’s discretion.

Note 19.  Fair Value Measurements

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

Management is responsible for the determination of the value of the financial assets and financial liabilities and the supporting methodologies and assumptions. Third-party valuation service providers are employed to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When the valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

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

FAIR VALUE HIERARCHY

We measure and classify assets and liabilities in the consolidated balance sheets in a hierarchy for disclosure purposes consisting of three “Levels” based on the observability of inputs available in the market place used to measure the fair values. In general, we determine the fair value measurements classified as Level 1 based on inputs utilizing quoted prices in active markets for identical assets or liabilities that we have the ability to access. We generally obtain market price data from exchange or dealer markets. We do not adjust the quoted price for such instruments.

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total	Total
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Value

March 31, 2012

Assets
Net finance receivables, less allowance for finance receivable losses	$—	$—	$12,613,616	$12,613,616	$12,596,005
Finance receivables held for sale	—	—	31,290	31,290	31,290
Investment securities	264	1,112,751	25,440	1,138,455	1,138,455
Cash and cash equivalents	1,326,509	—	—	1,326,509	1,326,509
Cross currency interest rate derivatives	—	106,828	—	106,828	106,828
Commercial mortgage loans	—	—	102,629	102,629	119,398

Liabilities
Long-term debt	$—	$12,753,478	$—	$12,753,478	$13,321,155

The following table summarizes the fair values and carrying values of our financial instruments:

(dollars in thousands)	Total Fair Value	Total Carrying Value

December 31, 2011

Assets
Net finance receivables, less allowance for finance receivable losses	$13,085,997	$13,098,754
Investment securities	1,045,474	1,045,474
Cash and cash equivalents	689,586	689,586
Cross currency interest rate derivatives	79,427	79,427
Commercial mortgage loans	100,640	121,287

Liabilities
Long-term debt	$11,903,815	$13,070,393

Fair Value Measurements — Recurring Basis

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	At Fair Value

March 31, 2012

Assets
Investment securities:
Bonds:
U.S. government and government sponsored entities	$—	$55,787	$—	$55,787
Obligations of states, municipalities, and political subdivisions	—	208,612	—	208,612
Corporate debt	—	538,779	—	538,779
RMBS	—	150,946	1,848	152,794
CMBS	—	40,867	8,367	49,234
CDO/ABS	—	112,991	9,612	122,603
Total	—	1,107,982	19,827	1,127,809
Preferred stocks	—	4,769	—	4,769
Other long-term investments (a)	—	—	3,486	3,486
Common stocks (b)	264	—	—	264
Total	264	1,112,751	23,313	1,136,328
Cash and cash equivalents in mutual funds	107,524	—	—	107,524
Cross currency interest rate derivatives	—	106,828	—	106,828
Total	$107,788	$1,219,579	$23,313	$1,350,680

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

(a)          Other long-term investments excludes our interest in a limited partnership of $1.4 million at March 31, 2012 and December 31, 2011 that we account for using the equity method.

(b)         Common stocks excludes stocks not carried at fair value of $0.7 million at March 31, 2012 and December 31, 2011.

We had no transfers between Level 1 and Level 2 during the three months ended March 31, 2012.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2012:

				Purchases,
		Net (losses) gains included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Three Months Ended March 31, 2012

Investment securities:
Bonds:
Corporate debt	$2,800	$3	$184	$(2,987)	$—	$—	$—
RMBS	1,914	(4)	(7)	(55)	—	—	1,848
CMBS	7,944	(4)	601	(174)	—	—	8,367
CDO/ABS	8,916	38	762	(104)	—	—	9,612
Total	21,574	33	1,540	(3,320)	—	—	19,827
Other long-term investments (b)	4,127	—	295	(936)	—	—	3,486
Common stocks	3	(5)	2	—	—	—	—
Total investment securities	$25,704	$28	$1,837	$(4,256)	$—	$—	$23,313

(a)          The detail of purchases, sales, issues, and settlements for the three months ended March 31, 2012 is presented in the table below.

(b)         Other long-term investments excluded our interest in a limited partnership of $1.4 million at March 31, 2012 that we account for using the equity method.

The following table presents the detail of purchases, sales, issues, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2012:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Three Months Ended March 31, 2012

Investment securities:
Bonds:
Corporate debt	$—	$—	$—	$(2,987)	$(2,987)
RMBS	—	—	—	(55)	(55)
CMBS	—	—	—	(174)	(174)
CDO/ABS	—	—	—	(104)	(104)
Total	—	—	—	(3,320)	(3,320)
Other long-term investments	—	—	—	(936)	(936)
Total investment securities	$—	$—	$—	$(4,256)	$(4,256)

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2011:

				Purchases,
		Net (losses) gains included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income	(a)	Level 3	Level 3	period

Three Months Ended March 31, 2011

Investment securities:
Bonds:
Corporate debt	$3,110	$(10)	$(200)	$(100)	$—	$—	$2,800
RMBS	1,623	(544)	976	(60)	—	—	1,995
CMBS (b)	9,627	(12)	122	(262)	—	—	9,475
CDO/ABS (b)	9,477	28	371	(133)	—	—	9,743
Total	23,837	(538)	1,269	(555)	—	—	24,013
Other long-term investments (c)	6,432	—	3,353	(2,297)	—	—	7,488
Common stocks	5	—	(2)	—	—	—	3
Total investment securities	30,274	(538)	4,620	(2,852)	—	—	31,504
Derivatives:
Equity-indexed	1,720	5	—	6	—	—	1,731
Interest rate	1,148	—	—	(1,148)	—	—	—
Total derivatives	2,868	5	—	(1,142)	—	—	1,731
Total assets	$33,142	$(533)	$4,620	$(3,994)	$—	$—	$33,235

(a)          The detail of purchases, sales, issues, and settlements the three months ended March 31, 2011 is presented in the table below.

(b)         Balance at beginning of period was adjusted to reflect a reclassification between CMBS and CDO/ABS.

(c)          Other long-term investments excludes our interest in a limited partnership of $1.4 million at March 31, 2011 that we account for using the equity method.

The following table presents the detail of purchases, sales, issues, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2011:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Three Months Ended March 31, 2011

Investment securities:
Bonds:
Corporate debt	$—	$—	$—	$(100)	$(100)
RMBS	—	—	—	(60)	(60)
CMBS	—	—	—	(262)	(262)
CDO/ABS	—	—	—	(133)	(133)
Total	—	—	—	(555)	(555)
Other long-term investments	—	(2,297)	—	—	(2,297)
Total investment securities	—	(2,297)	—	(555)	(2,852)
Derivatives:
Equity-indexed	—	—	—	6	6
Interest rate	—	—	—	(1,148)	(1,148)
Total derivatives	—	—	—	(1,142)	(1,142)
Total assets	$—	$(2,297)	$—	$(1,697)	$(3,994)

There were no unrealized gains or losses recognized in earnings on instruments held at March 31, 2012 or 2011.

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

The unobservable inputs and quantitative data used in our Level 3 valuations for our investment securities were developed and used in models created by our third-party valuation service providers. As a result, the weighted average ranges of the inputs are not applicable in the following table.

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis is as follows:

	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
RMBS	Discounted cash flows	Third party valuation	N/A*
CMBS	Discounted cash flows	Third party valuation	N/A
CDO/ABS	Discounted cash flows and consensus pricing	Third party valuation	N/A
Other long-term investments	Discounted cash flows and indicative valuations	Third party valuation	N/A

*    Not applicable.

The fair values of the assets using significant unobservable inputs are sensitive and can be impacted by significant increases or decreases in any of those inputs. The unobservable inputs of our Level 3 assets measured on a recurring basis were as follows:

RMBS:

•                  evaluations of underlying collateral;

•                  prepayment risks and rates;

•                  probability of default;

•                  loss severity;

•                  discounts for lack of marketability and liquidity;

•                  capital structure and tranche position; and

•                  RMBS workout data, correlations, and recovery rates.

CMBS:

•                  evaluations of underlying collateral;

•                  prepayment risks and rates;

•                  probability of default;

•                  loss severity;

•                  discounts for lack of marketability and liquidity;

•                  capital structure and tranche position; and

•                  CMBS workout data, correlations, and recovery rates.

CDO/ABS:

•                  evaluations of underlying collateral;

•                  prepayment risks and rates;

•                  probability of default;

•                  loss severity;

•                  discounts for lack of marketability, calls, and liquidity; and

•                  capital structure and tranche position.

Other long-term investments:

•                  proprietary valuation and assumptions;

•                  firm structure;

•                  financial, operating, and company specific data;

•                  realization opportunities;

•                  potential exit strategies; and

•                  sector trends.

Our RMBS, CMBS, and CDO/ABS securities have unobservable inputs that are reliant on and sensitive to the quality of their underlying collateral. The inputs, although not identical, have similar characteristics and interrelationships. Generally a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment speeds. An improvement in the workout criteria related to the restructured debt and/or debt covenants of the underlying collateral may lead to an improvement in the cash flows and have an inverse impact on other inputs, specifically a reduction in the amount of discount applied for marketability and liquidity, making the structured bonds more attractive to market participants.

Fair Value Measurements — Nonrecurring Basis

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Assets measured at fair value on a non-recurring basis on which we recorded impairments were as follows:

	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total

March 31, 2012

Assets
Real estate owned	$—	$—	$127,785	$127,785
Finance receivables held for sale	—	—	31,290	31,290
Total	$—	$—	$159,075	$159,075

December 31, 2011

Assets
Real estate owned	$—	$—	$152,702	$152,702
Other intangible assets	—	—	2,595	2,595
Total	$—	$—	$155,297	$155,297

Impairments recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in thousands) Three Months Ended March 31,	2012	2011

Assets
Real estate owned	$13,382	$8,938
Finance receivables held for sale	1,371	—
Total	$14,753	$8,938

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our branch and centralized real estate business segments to their fair value for the three months ended March 31, 2012 and 2011 and recorded the writedowns in other revenues. The fair values disclosed in the tables above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of finance receivables held for sale, we wrote down certain finance receivables held for sale reported in our branch business segment to their fair value for the three months ended March 31, 2012 and recorded the writedowns in other revenues.

The unobservable inputs and quantitative data used in our Level 3 valuations for our real estate owned and finance receivables held for sale were developed and used in models created by our third-party valuation service providers or valuations provided by external parties. As a result, the weighted average ranges of the inputs are not applicable in the following table.

Quantitative information about Level 3 inputs for our assets measured at fair value on a nonrecurring basis is as follows:

	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Real estate owned	Market approach	Third party valuation	N/A*
Finance receivables held for sale	Market approach	Negotiated prices with prospective purchasers	N/A

*    Not applicable.

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

Real Estate Owned

We initially based our estimate of the fair value on independent third-party valuations at the time we took title to real estate owned. Subsequent changes in fair value are based upon independent third-party valuations obtained periodically to estimate a price that would be received in a then current transaction to sell the asset.

Finance Receivables Held for Sale

We determined the fair value of finance receivables held for sale that were originated as held for investment based on negotiations with prospective purchasers (if any) or by using projected cash flows discounted at the weighted-average interest rates offered by the Company in the market for similar finance receivables. We based cash flows on contractual payment terms adjusted for estimates of prepayments and credit related losses.

Investment Securities

We utilized third-party valuation service providers to measure the fair value of our investment securities (which consist primarily of bonds), and we maximized the use of observable inputs and minimized the use of unobservable inputs. Whenever available, we obtained quoted prices in active markets for identical assets at the balance sheet date to measure investment securities at fair value. We generally obtained market price data from exchange or dealer markets.

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

Commercial Mortgage Loans

We utilized third-party valuation service providers to estimate the fair value of commercial mortgage loans using projected cash flows discounted at an appropriate rate based upon market conditions.

Derivatives

Our derivatives are not traded on an exchange. The valuation model used by our third-party valuation service provider to calculate fair value of our derivative instruments includes a variety of observable inputs, including contractual terms, interest rate curves, foreign exchange rates, yield curves, credit curves, measure of volatility, and correlations of such inputs. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk, as well as credit and market valuation adjustments. The credit valuation adjustment adjusts the valuation of derivatives to account for nonperformance risk of our counterparty with respect to all net derivative assets positions. The credit valuation adjustment also accounts for our own credit risk in the fair value measurement of all net derivative liabilities’ positions, when appropriate. The market valuation adjustment adjusts the valuation of derivatives to reflect the fact that we are an “end-user” of derivative products. As such, the valuation is adjusted to take into account the bid-offer spread (the liquidity risk), as we are not a dealer of derivative products.

Long-term Debt

Where market-observable prices are not available, we estimated the fair values of long-term debt using projected cash flows discounted at each balance sheet date’s market-observable implicit-credit spread rates for our long-term debt and adjusted for foreign currency translations.

Note 20.  Legal Contingencies

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

For certain other legal actions, other than the action referred to in the following paragraphs, the Company can estimate reasonably possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on the Company’s consolidated financial statements as a whole.

Discussed below is a description of each legal action in which it is reasonably possible that the Company may incur, on an individual basis, a material loss that can be reasonably estimated. Based on currently available information, the Company believes the estimate of the aggregate range of reasonably possible losses for such actions, in excess of amounts accrued, is from $0 to $57.0 million at March 31, 2012.

King v. American General Finance, Inc., Case No. 96-CP-38-595, in the Court of Common Pleas for Orangeburg County, South Carolina. In this lawsuit, filed in 1996, the plaintiffs assert class claims against our South Carolina operating entity for alleged violations of S.C. Code § 37-10-102(a), which requires, inter alia, a lender making a mortgage loan to ascertain the preference of the borrower as to an attorney who will represent the borrower in closing the loan. On July 29, 2011, the Court issued an interim order granting the plaintiffs’ motion for summary judgment and holding that Springleaf Financial Services of South Carolina, Inc. (SLFSSC), formerly American General Finance, Inc., violated the statute. The order states that the class consists of 9,157 members who were involved in 5,497 transactions. The statute provides for a penalty range of $1,500 to $7,500 per class member, to be determined by the judge. SLFSSC timely submitted a motion to alter, amend or reconsider the Court’s interim order on summary judgment. The Court denied that motion on February 22, 2012. On October 14, 2011, the Court conducted a hearing on the issues of attorney fees and penalties. Plaintiffs requested approximately $68.7 million in penalties and approximately $24.5 million in attorney fees, plus interest. At the conclusion of the hearing, the Court ordered the parties to submit written arguments and proposed orders on all outstanding issues, including penalties, attorney fees, prejudgment interest, and class notice, by November 14, 2011. The parties timely submitted their proposed orders and written argument, but the Court has not yet ruled. The Company continues to defend the case vigorously.

Note 21.  Subsequent Events

Dividends from Insurance Subsidiaries

On April 4, 2012, our insurance subsidiaries received the necessary approvals from the Indiana Department of Insurance to pay cash dividends of $150.0 million. Cash dividends of $105.0 million are expected to be paid to SLFC in May 2012, and the remaining portion of the authorized dividends is expected to be paid in 2012.

On-Balance Sheet Securitization Transaction

On April 20, 2012, SLFC effected a private securitization transaction in which SLFC caused Eleventh Street Funding LLC (Eleventh Street), a special purpose vehicle wholly owned by SLFC, to sell $371.0 million of mortgage-backed notes of Springleaf Mortgage Loan Trust 2012-1 (the Trust), with a 4.09% weighted average coupon, to certain investors. Eleventh Street sold the mortgage-backed notes for $367.8 million, after the price discount but before expenses. Approximately $42.6 million of the Trust’s other subordinate mortgage-backed notes are to be retained within SLFC initially.

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

EXECUTIVE OVERVIEW

As we focus on our efforts to return the Company to profitability, we are pursuing consumer lending that we believe will provide higher returns and more cost-effective operations during 2012. Starting January 1, 2012, we ceased originating real estate loans nationwide. On February 1, 2012, we announced our plan to close approximately 60 branch offices and to immediately cease lending and retail sales financing in 14 states and southern Florida. On February 15, 2012, we reduced the workforce at our Evansville, Indiana headquarters by approximately 130 employees due to the cessation of real estate lending and the branch office closings. On March 2, 2012, we announced our plan to consolidate certain branch operations and close approximately 150 branch offices in 25 states. On March 23, 2012, we informed affected employees of our plan to reduce the workforce of Ocean by approximately 60 employees due to our cessation of real estate lending in the United Kingdom. As a result of these events, our workforce was reduced by approximately 690 employees in the first quarter of 2012 and 60 employees in April 2012 and we incurred a pretax charge of $21.6 million in the first quarter of 2012.

Assuming the U.S. economy performs in a relatively positive manner, we expect our lending operations to maintain the improved credit quality of our non-real estate and retail sales finance portfolio that has been achieved over the past several quarters. With our mortgage portfolio liquidating and the continuing difficulty in the housing markets, we anticipate our credit quality ratios for real estate loans will likely remain under pressure.

We expect that our funding activities will include additional debt financings, particularly new securitizations, debt refinancing transactions, debt exchange offers, debt restructurings, portfolio sales, or a combination of the foregoing. However, there can be no assurance as to the sufficiency or availability of these funds. Should these sources of funding be insufficient or unavailable, there could be a material adverse effect on our financial position, results of operations, and cash flows.

In connection with our liability management efforts, during the first quarter of 2012, we repurchased $35.5 million of debt scheduled to mature in 2012, and we made additional repurchases after quarter end.

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of our risks and uncertainties.

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

If current market conditions, as well as our financial performance, do not improve or further deteriorate, we may not be able to generate sufficient cash to service our debt. At March 31, 2012, we had $1.3 billion of cash and cash equivalents ($7.4 million of cash and cash equivalents related to our foreign subsidiary, Ocean), and during the three months ended March 31, 2012 we generated a net operating loss of $48.1 million and cash flows from operating and investing activities of $503.7 million. During the first quarter of 2012, we repurchased $35.5 million of debt scheduled to mature in 2012, and we made additional repurchases after quarter end. For the remainder of 2012, we are required to pay $2.7 billion to service the principal and interest due under the terms of our existing debt (excluding securitizations). Additionally, we have $820.6 million of debt maturities and interest payments (excluding securitizations) due in the first quarter of 2013. In order to meet our debt obligations in 2012 and beyond, we are exploring a number of options, including additional debt financings, particularly new securitizations involving real estate and/or non-real estate loans, debt refinancing transactions, debt exchange offers, debt restructurings, portfolio sales, or a combination of the foregoing. In April, our insurance subsidiaries received the necessary approvals to pay cash dividends of $150.0 million during 2012, and SLFC effected a private securitization transaction. See Note 21 of the Notes to Condensed Consolidated Financial Statements for further information on these subsequent events. As of March 31, 2012, the Company had $3.1 billion of unencumbered real estate loans and $2.9 billion of unencumbered non-real estate loans.

We cannot assure that additional debt financings, particularly new securitizations, debt refinancing transactions, debt exchange offers, debt restructurings, or portfolio sales will be available to us on acceptable terms, or at all. Our ability to support operations and repay indebtedness will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory, and other factors that are beyond our control and cannot be predicted with certainty. We would be materially adversely affected if we were unable to repay or refinance our debt as it comes due.

We actively manage our liquidity and continually work on initiatives to address our liquidity needs. In connection with our liability management efforts, we or our affiliates from time to time have purchased, and may in the future purchase, portions of our outstanding indebtedness. Any such purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we or any such affiliates may determine. Our plans are dynamic and we may adjust our plans in response to changes in our expectations and changes in market conditions.

Capital Resources

Our capital has varied primarily with the amount of our net finance receivables. We have historically based our mix of debt and equity, or “leverage,” primarily upon maintaining leverage that supports cost-effective funding.

(dollars in millions)
March 31,	2012		2011
	Amount	Percent	Amount	Percent

Long-term debt	$13,321.2	91%	$14,720.9	90%
Equity	1,335.2	9	1,555.1	10
Total capital	$14,656.4	100%	$16,276.0	100%

Net finance receivables	$12,671.1		$13,915.6

We have historically issued a combination of fixed-rate debt, principally long-term, and floating-rate debt, both long-term and short-term. Until September 2008, SLFC obtained our fixed-rate funding by issuing public or private long-term unsecured debt with maturities primarily ranging from three to ten years, and SLFC and SLFI obtained most of our floating-rate funding by issuing and refinancing commercial paper and by issuing long-term, floating-rate unsecured debt. Since that time we have sold certain mortgage portfolios, entered into a significant secured term loan funding arrangement, and completed on-balance sheet securitizations. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information on SLFC’s secured term loan.

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

As of March 31, 2012, we were in compliance with all of the covenants under our debt agreements.

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

Based upon SLFC’s financial results for the twelve months ended March 31, 2012, a mandatory trigger event occurred under SLFC’s hybrid debt with respect to the hybrid debt’s semi-annual payment due in July 2012 due to the average fixed charge ratio being 0.74x (while the equity to assets ratio was 8.90%). As of March 31, 2012, SLFC had not received from SLFI the non-debt capital funding necessary to satisfy the July 2012 interest payments required by SLFC’s hybrid debt.

Due to the Company’s and our former indirect parent’s liquidity positions, our primary capitalization efforts have been focused on improving liquidity, refinancing or retiring our outstanding indebtedness, and otherwise maintaining compliance with our debt agreements, and not on achieving a targeted leverage. Additionally, the application of push-down accounting significantly altered the presentation of many leverage calculation components and has thereby made our historical methods of leverage calculation less meaningful. Our adjusted tangible leverage at March 31, 2012 was 9.23x compared to 8.78x at December 31, 2011, and 9.03x at March 31, 2011. In calculating March 31, 2012 leverage, management deducted $1.4 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 8.26x. In calculating December 31, 2011 leverage, management deducted $773.9 million of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 8.25x. In calculating March 31, 2011 leverage, management deducted $1.6 billion of cash equivalents from adjusted debt, resulting in an effective adjusted tangible leverage of 8.07x.

Reconciliations of total debt to adjusted debt were as follows:

(dollars in millions)	March 31, 2012	December 31, 2011	March 31, 2011

Total debt	$13,321.2	$13,070.4	$14,720.9
75% of hybrid debt	(128.6)	(128.6)	(128.6)
Adjusted debt	$13,192.6	$12,941.8	$14,592.3

Reconciliations of equity to adjusted tangible equity were as follows:

(dollars in millions)	March 31, 2012	December 31, 2011	March 31, 2011

Equity	$1,335.2	$1,362.9	$1,555.1
75% of hybrid debt	128.6	128.6	128.6
Net other intangible assets	(39.5)	(42.7)	(73.3)
Accumulated other comprehensive loss	5.3	25.7	4.7
Adjusted tangible equity	$1,429.6	$1,474.5	$1,615.1

Liquidity

Principal sources and uses of cash were as follows:

(dollars in millions) Three Months Ended March 31,	2012	2011

Principal sources of cash:
Net collections/originations and purchases of finance receivables	$357.8	$402.1
Net issuances of debt/repayment	133.2	—
Operations	133.5	93.9
Repayment of note receivable from AIG	—	468.7
Total	$624.5	$964.7

Principal uses of cash:
Net repayment/issuances of debt	$—	$670.5
Total	$—	$670.5

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

•                  pursuing additional debt financings, particularly new securitizations, debt refinancing transactions, debt exchange offers, debt restructurings, portfolio sales, or a combination of the foregoing; and

•                  from time to time we or our affiliates may purchase portions of our outstanding indebtedness through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we or any such affiliates may determine. During the first quarter of 2012, we repurchased $35.5 million of debt scheduled to mature in 2012, and we made additional repurchases after quarter end.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 4 of the Notes to Condensed Consolidated Financial Statements for discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies used in the preparation of our consolidated financial statements in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•                  allowance for finance receivable losses;

•                  purchased credit impaired finance receivables;

•                  push-down accounting;

•                  fair value measurements; and

•                  valuation allowance on deferred tax assets.

For a discussion of these critical accounting estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2012 or December 31, 2011.

SELECTED LOAN PORTFOLIO SEGMENT INFORMATION

See Note 17 of the Notes to Condensed Consolidated Financial Statements for a description of our business segments.

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

(dollars in millions) At or for the Three Months Ended March 31,	2012	2011

Net finance receivables:
Branch real estate loans	$6,393.7	$7,096.7
Centralized real estate	5,119.5	5,874.3
Branch non-real estate loans	2,542.4	2,594.3
Branch retail sales finance	341.2	469.2
Total segment net finance receivables	14,396.8	16,034.5
All other	(1,725.7)	(2,118.9)
Net finance receivables	$12,671.1	$13,915.6

Yield:
Branch real estate loans	8.80%	8.94%
Centralized real estate	5.74	6.08
Branch non-real estate loans	23.60	22.69
Branch retail sales finance	13.99	14.39

Total segment yield	10.51	10.30
All other effect on yield	3.36	3.41

Total yield	13.87%	13.71%

Charge-off ratio:
Branch real estate loans	2.23%	2.36%
Centralized real estate	1.95	1.63
Branch non-real estate loans	3.56	4.19
Branch retail sales finance	4.39	6.49

Total segment charge-off ratio	2.43	2.52
All other effect on charge-off ratio	(0.50)	(1.44)

Total charge-off ratio	1.93%	1.08%

Delinquency ratio:
Branch real estate loans	6.48%	5.91%
Centralized real estate	9.80	9.12
Branch non-real estate loans	2.68	3.41
Branch retail sales finance	2.82	4.23

Total segment delinquency ratio	6.83	6.58
All other effect on delinquency ratio	(0.02)	(0.01)

Total delinquency ratio	6.81%	6.57%

FICO Credit Scores

There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including “prime,” “non-prime,” and “sub-prime.” While there are no industry-wide agreed upon definitions for these categorizations, many market participants utilize third-party credit scores as a means to categorize the creditworthiness of the borrower and his or her finance receivable. Our finance receivable underwriting process does not use third-party credit scores as a primary determinant for credit decisions. However, we do, in part, use the following scores to analyze performance of our finance receivable portfolio:

•                  Prime:  Borrower FICO score greater than or equal to 660

•                  Non-prime:  Borrower FICO score greater than 619 and less than 660

•                  Sub-prime:  Borrower FICO score less than or equal to 619

See Note 5 of the Notes to Condensed Consolidated Financial Statements for our net finance receivables and delinquency ratios classified into these FICO-delineated categories. Management believes the primary reason that prime real estate loans of our centralized business segment have a significantly higher delinquency percentage as compared to prime, non-prime, and sub-prime real estate loans of our branch business segment is that the centralized business segment loans were made primarily through broker or correspondent channels and thereby established no face-to-face relationship with us, whereas substantially all of the branch business segment real estate loans were originated in the branch by our personnel whose future success is dependent on the future performance of those loans. Secondarily, but no less importantly, the centralized business segment loans are subserviced by third parties not necessarily related to us while branch business segment loans are almost always serviced by the persons who originated them and for whom the loan’s future performance is a measure of their job performance and compensation. Lastly, the loan-to-value (LTV) ratio for our centralized business segment is higher than the LTV ratio for our branch business segment. Borrowers with relatively minimal equity in their home may be less willing to continue making loan payments than borrowers with a greater proportion of equity.

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

Additional information regarding these higher-risk real estate loans for our branch and centralized real estate business segments follows (our higher-risk real estate loans can be included in more than one of the types of higher-risk real estate loans):

		Delinquency	Average	Average
(dollars in millions)	Amount	Ratio	LTV	FICO

March 31, 2012

Branch higher-risk real estate loans:
Interest only (a)
Sub-prime	$3,550.4	7.37%	74.6%	557
Second mortgages	$669.3	7.01%	N/A (b)	601
LTV greater than 95.5% at origination	$204.5	6.62%	97.8%	609
Low documentation (a)

Centralized real estate higher-risk loans:
Interest only	$636.2	11.91%	89.0%	705
Sub-prime	$329.0	14.22%	77.5%	586
Second mortgages	$25.5	9.28%	N/A	703
LTV greater than 95.5% at origination	$1,369.0	8.60%	99.4%	708
Low documentation	$247.5	14.67%	76.4%	662

December 31, 2011

Branch higher-risk real estate loans:
Interest only (a)
Sub-prime	$3,747.8	7.25%	74.6%	557
Second mortgages	$701.1	7.39%	N/A	602
LTV greater than 95.5% at origination	$210.5	6.15%	97.8%	611
Low documentation (a)

Centralized real estate higher-risk loans:
Interest only	$660.4	12.03%	89.0%	706
Sub-prime	$334.5	14.99%	77.5%	587
Second mortgages	$27.0	7.20%	N/A	704
LTV greater than 95.5% at origination	$1,417.7	8.78%	99.4%	708
Low documentation	$251.1	15.45%	76.4%	662

(a)          Not applicable because these higher-risk loans were not offered by our branch business segment.

(b)         Not available.

We held the first mortgage of borrowers on 4% of our second mortgage portfolio at March 31, 2012 and December 31, 2011. Our second mortgages may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. At March 31, 2012 and December 31, 2011, 89% of our second mortgages were fixed-rate mortgages. At March 31, 2012, 66% of our second mortgages were open-end home equity lines of credit, compared to 65% at December 31, 2011. The maximum draw period for cash advances for unused credit lines is 120 months, but all unused credit lines, in part or in total, can be cancelled at our discretion at any time.

Charge-off ratios for these higher-risk real estate loans for our branch and centralized real estate business segments were as follows:

(dollars in millions)
Three Months Ended March 31,	2012	2011

Charge-off ratios:
Branch higher-risk real estate loans:
Interest only*
Sub-prime	2.64%	2.00%
Second mortgages	7.05%	5.43%
LTV greater than 95.5% at origination	2.57%	2.61%
Low documentation*

Centralized real estate higher-risk loans:
Interest only	3.26%	2.93%
Sub-prime	1.83%	1.52%
Second mortgages	3.45%	1.57%
LTV greater than 95.5% at origination	2.84%	2.21%
Low documentation	1.77%	1.37%

*                 Not applicable because these higher-risk loans were not offered by our branch business segment.

A decline in the value of assets serving as collateral for our real estate loans may impact our ability to collect on these real estate loans. The total amount of all real estate loans for which the estimated LTV ratio exceeds 100% at March 31, 2012 was $2.3 billion, or 24%, of total real estate loans. We update collateral valuations by applying the sequential change in the House Price Index as published quarterly by the Federal Housing Finance Agency at the Metropolitan Statistical Area or state level to update the LTV.

Allowance for Finance Receivable Losses

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio by non-real estate loans, retail sales finance, and real estate loans. Allowance for finance receivable losses is calculated for each of our portfolio segments. We allocated the allowance for finance receivable losses for real estate loans to each segment based upon delinquency. See Note 7 of the Notes to Condensed Consolidated Financial Statements for information on our allowance for finance receivable losses.

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

Non-real estate loan portfolio and retail sales finance portfolio:

•                  elevated unemployment levels;

•                  high energy costs;

•                  other borrower indebtedness;

•                  major medical expenses; and

•                  divorce or death.

Real estate loan portfolio:

•                  adverse shifts in residential real estate values;

•                  elevated unemployment levels;

•                  high energy costs;

•                  other borrower indebtedness;

•                  major medical expenses; and

•                  divorce or death.

Occasionally, these events can be so economically severe that the customer files for bankruptcy.

Real Estate Owned

Changes in the amount of real estate owned were as follows.

(dollars in millions) At or for the Three Months Ended March 31,	2012	2011

Balance at beginning of period	$129.5	$178.9
Properties acquired	50.9	60.4
Properties sold or disposed of	(58.8)	(52.9)
Net writedowns	(13.4)	(11.6)
Balance at end of period	$108.2	$174.8

Real estate owned as a percentage of real estate loans	1.10%	1.59%

Investments

Investments by type were as follows:

(dollars in millions)	March 31, 2012	December 31, 2011

Investment securities	$1,138.5	$1,045.5
Commercial mortgage loans	119.4	121.3
Policy loans	1.5	1.5
Total	$1,259.4	$1,168.3

Our investment strategy is to optimize after-tax returns on invested assets, subject to the constraints of liquidity, diversification, and regulation. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information on investment securities.

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

We have historically issued fixed-rate, long-term unsecured debt as the primary source of fixed-rate debt and have also employed interest rate swap agreements to adjust our fixed/floating mix of total debt. Including the impact of interest rate swap agreements that effectively fix floating-rate debt or float fixed-rate debt, our floating-rate debt represented 33% of our borrowings at March 31, 2012, compared to 23% at March 31, 2011. Adjustable-rate net finance receivables represented 5% of our total portfolio at March 31, 2012 and 2011.

As a result of our limited access to capital markets, our restricted origination of finance receivables, and our sale or securitization of finance receivables, we have had limited direct control of our asset/liability mix. See “Capital Resources and Liquidity” for further information.

ANALYSIS OF OPERATING RESULTS

Net Loss

(dollars in millions) Three Months Ended March 31,	2012	2011

Net loss	$(48.1)	$(52.9)
Amount change	$4.8	$(60.5)
Percent change	9%	(794)%

Return on average assets	(1.23)%	(1.18)%
Return on average equity	(14.25)%	(13.34)%
Ratio of earnings to fixed charges*	N/A	N/A

*                 Not applicable. Earnings were inadequate to cover total fixed charges by $72.2 million for the three months ended March 31, 2012 and $83.6 million for the three months ended March 31, 2011.

See the following pages for discussion of factors that affected the Company’s operating results.

See Note 17 of the Notes to Condensed Consolidated Financial Statements for information on the results of the Company’s business segments.

For a discussion of risk factors relating to our businesses, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Factors that affected the Company’s operating results were as follows:

Finance Charges

Finance charges by portfolio segment were as follows:

(dollars in millions) Three Months Ended March 31,	2012	2011

Real estate loans	$269.2	$297.9
Non-real estate loans	161.3	159.6
Retail sales finance	16.3	21.3
Total	$446.8	$478.8

Amount change	$(32.0)	$5.4
Percent change	(7)%	1%

Average net receivables	$12,942.8	$14,136.8
Yield	13.87%	13.71%

Finance charges (decreased) increased due to the net of the following:

(dollars in millions) Three Months Ended March 31,	2012	2011

Decrease in average net receivables	$(36.4)	$(107.1)
Increase in number of days	4.1	—
Increase in yield	0.3	112.5
Total	$(32.0)	$5.4

Average net receivables and changes in average net receivables by portfolio segment were as follows:

(dollars in millions)
Three Months Ended March 31,	2012		2011
	Amount	Change	Amount	Change

Real estate loans	$9,981.0	$(1,139.5)	$11,120.5	$(3,281.2)
Non-real estate loans	2,608.7	54.3	2,554.4	(516.2)
Retail sales finance	353.1	(108.8)	461.9	(551.8)
Total	$12,942.8	$(1,194.0)	$14,136.8	$(4,349.2)

Percent change		(8)%		(24)%

Average net receivables decreased for the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to the cessation of new originations of real estate loans as of January 1, 2012, our tighter underwriting guidelines, and liquidity management efforts.

Yield and changes in yield in basis points (bp) by portfolio segment were as follows:

Three Months Ended March 31,	2012			2011
	Yield	Change		Yield	Change

Real estate loans	10.85%	(1	) bp	10.86%	315	bp
Non-real estate loans	24.81	(40)		25.21	390
Retail sales finance	18.49	(11)		18.60	364

Total	13.87%	16		13.71%	335

Yield increased for the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to a higher proportion of non-real estate loans in our finance receivable portfolio, which have higher yields, partially offset by the increase in TDR net finance receivables (which result in reduced finance charges) and the lower non-real estate yield which reflected the lapse of time since we applied push-down accounting to SLFI. As a result of the FCFI Transaction, we revalued our finance receivable portfolio based on its fair value on November 30, 2010, which had a greater impact on increasing our non-real estate loan yield for the three months ended March 31, 2011 due to higher discount accretion.

Finance Receivables Held for Sale Originated as Held for Investment Interest Income

Finance receivables held for sale originated as held for investment interest income were as follows:

(dollars in millions) Three Months Ended March 31,	2012		2011

Finance receivables held for sale originated as held for investment interest income	$0.9		$—
Amount change	$0.9		$(10.9)
Percent change	N/A	*	(100)%

*    Not applicable

See Note 8 of the Notes to Condensed Consolidated Financial Statements for a discussion of net finance receivables transferred to finance receivables held for sale and subsequent sales during 2012.

Interest Expense

The impact of using the swap agreements that qualify for hedge accounting under U.S. GAAP is included in interest expense and the related borrowing statistics below. Interest expense by type was as follows:

(dollars in millions) Three Months Ended March 31,	2012	2011

Long-term debt	$282.7	$337.7
Amount change	$(55.0)	$71.9
Percent change	(16)%	27%

Average borrowings	$13,188.4	$14,978.2
Interest expense rate	8.55%	9.02%

Interest expense (decreased) increased due to the net of the following:

(dollars in millions) Three Months Ended March 31,	2012	2011

Decrease in average borrowings	$(40.4)	$(62.7)
Change in interest expense rate	(14.6)	134.6
Total	$(55.0)	$71.9

Average borrowings and changes in average borrowings by type were as follows:

(dollars in millions)
Three Months Ended March 31,	2012		2011
	Amount	Change	Amount	Change

Long-term debt	$13,188.4	$(1,789.8)	$14,978.2	$(2,373.8)
Short-term debt	—	—	—	(2,259.4)
Total	$13,188.4	$(1,789.8)	$14,978.2	$(4,633.2)

Percent change		(12)%		(24)%

Average borrowings decreased for the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to liquidity management efforts.

Interest expense rate and changes in interest expense rate in basis points by type were as follows:

Three Months Ended March 31,	2012			2011
	Rate	Change		Rate	Change

Long-term debt	8.55%	(47	) bp	9.02%	363	bp
Short-term debt	—	—		—	N/M	*

Total	8.55%	(47)		9.02%	360

*    Not meaningful

Interest expense rate decreased for the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to the refinancing of SLFC’s $3.0 billion secured term loan into a $3.75 billion loan in May 2011 with a lower borrowing cost.

Our future interest expense rates will depend on our funding sources utilized, general interest rate levels and market credit spreads, which are influenced by our asset credit quality, our credit ratings, and the market perception of credit risk for the Company.

SLFC’s and SLFI’s credit ratings were further downgraded in 2011 and 2012 and are all non-investment grade, which has a significant impact on our cost of, and access to, capital. This, in turn, negatively affects our ability to manage our liquidity and our ability to refinance our indebtedness.

The following table presents the credit ratings of SLFC as of May 7, 2012. On September 7, 2011, Fitch downgraded SLFC’s senior, long-term debt to “CCC” and removed it from “Negative Watch” status. On February 3, 2012, Standard & Poor’s lowered its rating on SLFC’s unsecured senior long-term debt from “B” to “CCC” and maintained its “Negative Outlook” status. The Fitch rating also applies to SLFI. These credit ratings may be changed, suspended, or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. SLFI does not intend to disclose any future changes to, or suspensions or withdrawals of, these ratings except in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Senior Long-term Debt
	Rating	Status

Moody’s	B3	Developing Outlook
Standard & Poor’s	CCC	Negative Outlook
Fitch	CCC	—

Provision for Finance Receivable Losses

(dollars in millions) At or for the Three Months Ended March 31,	2012		2011

Provision for finance receivable losses	$67.3		$56.8
Amount change	$10.5		$(127.8)
Percent change	18%		(69)%

Net charge-offs	$62.8		$38.3
Charge-off ratio	1.93%		1.08%
Charge-off coverage	0.30	x	0.17	x

60 day+ delinquency	$1,014.0		$1,085.2
Delinquency ratio	6.81%		6.57%

Allowance for finance receivable losses	$75.1		$25.6
Allowance ratio	0.59%		0.18%

Provision for finance receivable losses increased for the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to higher net charge-offs for the three months ended March 31, 2012.

Net charge-offs and changes in net charge-offs by portfolio segment were as follows:

(dollars in millions)
Three Months Ended March 31,	2012		2011
	Amount	Change	Amount	Change

Real estate loans	$38.5	$11.3	$27.2	$(78.8)
Non-real estate loans	20.8	10.3	10.5	(44.6)
Retail sales finance	3.5	2.9	0.6	(22.9)
Total	$62.8	$24.5	$38.3	$(146.3)

Charge-off ratios and changes in charge-off ratios in basis points by portfolio segment were as follows:

Three Months Ended March 31,	2012			2011
	Ratio	Change		Ratio	Change

Real estate loans	1.54%	57	bp	0.97%	(197	) bp
Non-real estate loans	3.16	153		1.63	(546)
Retail sales finance	3.86	333		0.53	(840)

Total	1.93%	85		1.08%	(289)

Total charge-off ratio increased for the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to the liquidating real estate loan portfolio and the lapse of time since we applied push-down accounting to SLFI. As a result of the FCFI Transaction, we revalued our finance receivable portfolio based on its fair value on November 30, 2010, which had a greater impact on reducing the charge-off ratio for the three months ended March 31, 2011.

Charge-off coverage, which compares the allowance for finance receivable losses to annualized net charge-offs, increased for the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to higher allowance for finance receivable losses, partially offset by higher net charge-offs.

Delinquency and changes in delinquency by portfolio segment were as follows:

(dollars in millions)
March 31,	2012		2011
	Amount	Change	Amount	Change

Real estate loans	$927.6	$(39.2)	$966.8	$(80.5)
Non-real estate loans	75.7	(21.1)	96.8	(49.6)
Retail sales finance	10.7	(10.9)	21.6	(37.7)
Total	$1,014.0	$(71.2)	$1,085.2	$(167.8)

Delinquency ratios and changes in delinquency ratios in basis points by portfolio segment were as follows:

March 31,	2012			2011
	Ratio	Change		Ratio	Change

Real estate loans	7.93%	59	bp	7.34%	2	bp
Non-real estate loans	2.69	(72)		3.41	(116)
Retail sales finance	2.82	(141)		4.23	(179)

Total	6.81%	24		6.57%	(20)

The total delinquency ratio at March 31, 2012 increased when compared to March 31, 2011 primarily due to an increase in real estate loan delinquency ratio reflecting real estate loan liquidations, partially offset by decreases in non-real estate loan and retail sales finance delinquency ratios reflecting our tighter underwriting guidelines.

Our Credit Strategy and Policy Committee evaluates our finance receivable portfolio to determine the appropriate level of the allowance for finance receivable losses. We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. In our opinion, the allowance is adequate to absorb losses inherent in our existing portfolio. The increase in the allowance for finance receivable losses at March 31, 2012 when compared to March 31, 2011 was primarily due to the increase in allowance for financial receivable losses for non-real estate loans and the increase in TDR net finance receivables. The allowance for finance receivable losses at March 31, 2012 included $33.2 million related to TDRs, compared to $12.4 million at March 31, 2011. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information on our TDRs.

The increase in the allowance ratio at March 31, 2012 when compared to March 31, 2011 was primarily due to a decline in finance receivables and increases to the allowance for finance receivable losses through the provision for finance receivable losses.

Insurance Revenues

Insurance revenues were as follows:

(dollars in millions) Three Months Ended March 31,	2012	2011

Earned premiums	$29.4	$28.5
Commissions	0.1	—
Total	$29.5	$28.5

Amount change	$1.0	$(3.0)
Percent change	4%	(10)%

Earned premiums increased for the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to an increase in credit and non-credit net written premiums.

Investment Revenue

(dollars in millions) Three Months Ended March 31,	2012	2011

Investment revenue	$10.2	$7.8
Amount change	$2.4	$0.1
Percent change	31%	2%

Investment revenue was affected by the following:

(dollars in millions) Three Months Ended March 31,	2012	2011

Average invested assets	$1,277.4	$992.5
Average invested asset yield	3.24%	3.92%
Net realized gains (losses) on investment securities	$0.2	$(2.2)

Average invested assets increased and average invested asset yield decreased for the three months ended March 31, 2012 when compared to the same period in 2011 reflecting a $300.0 million purchase of bonds in fourth quarter 2011 related to our corporate cash investing activities.

Other Revenues

Other revenues were as follows:

(dollars in millions) Three Months Ended March 31,	2012	2011

Foreign exchange loss on foreign currency denominated debt	$(19.9)	$(39.1)
Derivative adjustments*	16.5	20.4
Net writedowns on real estate owned	(13.4)	(8.9)
Net loss on sales of real estate owned	(5.3)	(4.6)
Other	0.7	8.4
Total	$(21.4)	$(23.8)

Amount change	$2.4	$(102.0)
Percent change	10%	(130)%

*                 See table below for the components of the derivative adjustments.

Derivative adjustments included in other revenues consisted of the following:

(dollars in millions) Three Months Ended March 31,	2012	2011

Mark to market gains	$13.3	$17.9
Net interest income	5.6	5.8
Credit valuation adjustment losses*	(2.5)	(2.0)
Ineffectiveness gains (losses)	0.1	(2.1)
Other	—	0.8
Total	$16.5	$20.4

*                 The credit valuation adjustment losses on our non-designated cross currency derivative resulted from the measurement of credit risk using credit default swap valuation modeling. If we do not exit these derivatives prior to maturity, the credit valuation adjustment will result in no impact to earnings over the life of the agreements. We currently do not anticipate exiting these derivatives for the foreseeable future.

Operating Expenses

Operating expenses were as follows:

(dollars in millions) Three Months Ended March 31,	2012	2011

Salaries and benefits	$87.5	$93.4
Other operating expenses	66.7	74.5
Total	$154.2	$167.9

Amount change	$(13.7)	$(12.6)
Percent change	(8)%	(7)%

Operating expenses as a percentage of average net receivables	4.76%	4.75%

Salaries and benefits decreased for the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to having fewer employees in 2012.

Other operating expenses decreased for the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to lower amortization of other intangible assets resulting from the write off of Ocean trade names and customer relationships intangible assets in fourth quarter 2011 and lower advertising expenses.

We expect to realize cost savings resulting from lower salaries and benefit expenses and other operating expenses during 2012 and beyond resulting from the branch office closings and workforce reductions during the first quarter of 2012.

Restructuring Expenses

We recorded $21.6 million of restructuring expenses for the three months ended March 31, 2012. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further information on the restructuring expenses.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses were as follows:

(dollars in millions) Three Months Ended March 31,	2012	2011

Claims incurred	$14.6	$15.1
Change in benefit reserves	(2.1)	(2.5)
Total	$12.5	$12.6

Amount change	$(0.1)	$(3.0)
Percent change	—%	(19)%

Benefit from Income Taxes

(dollars in millions) Three Months Ended March 31,	2012	2011

Benefit from income taxes	$(24.1)	$(30.7)
Amount change	$6.6	$21.8
Percent change	21%	41%

Pretax loss	$(72.2)	$(83.6)
Effective income tax rate	33.43%	36.73%

Benefit from income taxes decreased for the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to the decrease in the current year pretax loss and the increase in the valuation allowance on our state deferred tax assets in 2012.

At March 31, 2012, we had a valuation allowance on our state deferred tax assets of $16.1 million, net of a deferred federal tax benefit, and a valuation allowance of $5.2 million for our foreign United Kingdom operations. At March 31, 2012, we had a net deferred tax liability of $369.9 million.

The lower effective income tax rate for the three months ended March 31, 2012 when compared to the same period in 2011 reflected the impact of recording a valuation allowance on our state deferred tax assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2011.

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

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of March 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)                      Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 20 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of our risk factors. There have been no material changes to our risk factors during the three months ended March 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 74 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE, INC.
(Registrant)

Date:	May 7, 2012	By	/s/ Donald R. Breivogel, Jr.
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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Shareholder’s Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*                 As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities and Exchange Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.